Form 10-Q
period 2006-09-30
GateHouse Media, Inc.
filed 2006-11-16
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33091

GATEHOUSE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4197635
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

350 WillowBrook Office Park, Fairport, New York 14450

(Address of principal executive offices)

Telephone: (585) 598-0030

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Large accelerated Filer ☐              Accelerated Filer ☐              Non-accelerated filer ☒

As of November 15, 2006, 39,144,944 shares of the Registrant’s common stock, $0.01 par value, were outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006, and December 31, 2005	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006, the period from January 1, 2005 to June 5, 2005, and the period from June 6, 2005 to September 30, 2005	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006, the period from January 1, 2005 to June 5, 2005, and the period from June 6, 2005 to September 30, 2005	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$2,777	$3,063
Accounts receivable, net of allowance for doubtful accounts of $3,128 and $1,509 at September 30, 2006 and December 31, 2005, respectively	43,183	22,587
Inventory	4,734	3,421
Prepaid expenses	4,194	1,392
Deferred income taxes	2,960	2,121
Other current assets	587	366
Assets held for sale	1,072	—

Total current assets	59,507	32,950
Property, plant, and equipment, net of accumulated depreciation of $8,497 and $2,878 at September 30, 2006 and December 31, 2005, respectively	100,838	60,017
Goodwill	512,826	316,691
Intangible assets, net of accumulated amortization of $15,266 and $5,111 at September 30, 2006 and December 31, 2005, respectively	396,077	217,104
Deferred financing costs, net	6,534	753
Other assets	11,154	11,211
Long-term assets held for sale	3,889	—

Total assets	$1,090,825	$638,726

Current liabilities:
Current portion of long-term debt	$—	$3,071
Current portion of long-term liabilities	229	224
Accounts payable	5,296	1,616
Accrued expenses	23,037	10,505
Deferred revenue	14,652	8,851
Dividend payable	7,361	—
Liabilities held for sale	243	—

Total current liabilities	50,818	24,267
Long-term liabilities:
Borrowings under revolving credit facility	10,905	8,500
Long-term debt, less current portion	722,000	301,355
Long-term liabilities, less current portion	895	505
Deferred income taxes	78,316	72,043
Pension and other post-retirement benefit obligations	13,746	—

Total liabilities	876,680	406,670

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 23,009,000 shares and 22,640,000 shares issued at September 30, 2006 and December 31, 2005, respectively, and 23,003,000 and 22,640,000 shares outstanding at September 30, 2006 and December 31, 2005, respectively	222	222
Additional paid-in capital	223,767	226,178
Accumulated other comprehensive loss	(2,621)	—
Deferred compensation	—	(3,909)
(Accumulated deficit) retained earnings	(7,163)	9,565
Treasury stock, at cost—6,000 shares	(60)	—

Total stockholders’ equity	214,145	232,056

Total liabilities and stockholders’ equity	$1,090,825	$638,726

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Period from January 1, 2005 to June 5, 2005	Period from June 6, 2005 to September 30, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Revenues:
Advertising	$74,265	$38,348	$163,449	$63,172	$49,749
Circulation	16,700	8,442	36,056	14,184	10,836
Commercial printing and other	6,543	4,905	17,417	8,134	6,361

Total revenues	97,508	51,695	216,922	85,490	66,946
Operating costs and expenses:
Operating costs	50,316	25,403	109,861	40,007	34,748
Selling, general and administrative	28,264	13,398	63,124	26,210	15,127
Depreciation and amortization	7,763	3,421	16,207	5,776	4,550
Transaction costs related to Merger	—	—	—	7,703	2,850
Integration and reorganization costs and management fees paid to prior owner	1,121	654	3,217	768	654
Impairment of long-lived assets	897	—	897	—	—
Loss on sale of assets	170	—	611	—	—

Operating income	8,977	8,819	23,005	5,026	9,017
Interest expense - debt	13,300	5,204	25,665	13,232	6,494
Interest expense - dividends on mandatorily redeemable preferred stock	—	—	—	13,484	—
Amortization of deferred financing costs	226	28	341	643	38
Loss on early extinguishment of debt	—	—	702	5,525	—
Unrealized loss (gain) on derivative instrument	1,241	(7,957)	(1,364)	—	(7,957)

(Loss) income before income taxes	(5,790)	11,544	(2,339)	(27,858)	10,442
Income tax expense (benefit)	5,570	4,487	7,028	(3,027)	4,189

Net (loss) income	$(11,360)	$7,057	$(9,367)	$(24,831)	$6,253

Basic (loss) earnings per share	$(0.51)	$0.32	$(0.42)	$(0.12)	$0.28
Diluted (loss) earnings per share	$(0.51)	$0.32	$(0.42)	$(0.12)	$0.28
Basic weighted average shares outstanding	22,221,652	22,197,500	22,219,876	215,883,300	22,197,500

Diluted weighted average shares outstanding	22,221,652	22,215,563	22,219,876	215,883,300	22,433,200

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2006

(In thousands, except share data)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2005	22,640,000	$222	$226,178	$—	$(3,909)	$9,565	—	$—	$232,056
Reclassification of deferred compensation	—	—	(3,909)	—	3,909	—	—	—	—
Restricted share grants	350,000	—	1,138	—	—	—	—	—	1,138
Restricted share forfeitures	(6,000)	—	(15)	—	—	—	—	—	(15)
Unrealized loss on derivative instruments	—	—	—	(2,621)	—	—	—	—	(2,621)
Issuance of common stock	25,000	—	375	—	—	—	—	—	375
Purchase of treasury stock	—	—	—	—	—	—	6,000	(60)	(60)
Common stock cash dividends	—	—	—	—	—	(7,361)	—	—	(7,361)
Net loss	—	—	—	—	—	(9,367)	—	—	(9,367)

Balance at September 30, 2006	23,009,000	$222	$223,767	$(2,621)	$—	$(7,163)	6,000	$(60)	$214,145

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30, 2006	Period from January 1, 2005 to June 5, 2005	Period from June 6, 2005 to September 30, 2005
	(Successor)	(Predecessor)	(Successor)
Cash flows from operating activities:
Net (loss) income	$(9,367)	$(24,831)	$6,253
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,207	5,776	4,550
Amortization of deferred financing costs	341	643	38
Unrealized gain on derivative instrument	(1,364)	—	(7,957)
Issuance of senior debentures in lieu of paying cash interest on senior discount debentures and senior debentures held by affiliates	—	4,765	—
Change in accrued interest on senior discount debentures and senior debentures held by affiliates	—	(389)	(21,129)
Non-cash compensation expense	1,048	—	294
Deferred taxes	6,906	(3,520)	4,155
Loss on sale of assets	611	—	—
Loss on early extinguishment of debt	702	5,525	—
Interest expense - dividends on mandatorily redeemable preferred stock	—	13,484	—
Non-cash transaction costs related to Merger	—	953	—
Impairment of long-lived assets	897	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,871)	(656)	1,410
Inventory	(16)	74	(364)
Prepaid expenses and other assets	460	(226)	194
Accounts payable	1,255	223	(50)
Accrued expenses	1,738	(2,227)	(7,686)
Deferred revenue	(926)	(71)	(233)
Other long-term liabilities	568	(95)	(171)

Net cash provided by (used in) operating activities	16,189	(572)	(20,696)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(6,384)	(1,015)	(1,213)
Proceeds from sale of publications and other assets	2,859	—	—
Acquisition of GateHouse Media, Inc., net of cash acquired	—	—	(21,588)
Acquisition of CP Media, net of cash acquired	(231,672)	—	—
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	(181,337)	—	—
Other acquisitions, net of cash acquired	(11,828)	(80)	(3,850)

Net cash used in investing activities	(428,362)	(1,095)	(26,651)

Cash flows from financing activities:
Extinguishment of senior subordinated notes, net of fees	—	(182,813)	—
Extinguishment of senior discount notes, held by third parties	—	(20,184)	—
Extinguishment of senior preferred stock, held by third parties	—	(11,361)	—
Payment of debt issuance costs	(6,310)	(2,350)	(771)
Net borrowings (repayments) under term loans	722,000	216,448	(1,382)
Net borrowings under revolving credit facility	2,405	—	33,500
Extinguishment of senior debentures	—	—	(69,200)
Contributed capital	—	—	221,975
Extinguishment of senior preferred stock, related to Merger	—	—	(134,321)
Extinguishment of credit facility, net of fees	(304,426)	—	—
Payment of deferred offering costs	(1,972)	—	—
Issuance of common stock	250	—	—
Purchase of treasury stock	(60)	—	—

Net cash provided by (used in) financing activities	411,887	(260)	49,801

Net (decrease) increase in cash and cash equivalents	(286)	(1,927)	2,454
Cash and cash equivalents at beginning of period	3,063	3,276	1,349

Cash and cash equivalents at end of period	$2,777	$1,349	$3,803

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GateHouse Media, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have generally been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in the Company’s Registration Statement on Form S-1 (File No. 333-135944), as such registration statement became effective on October 25, 2006.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (Parent), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent (“Merger Subsidiary”) and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent (“the Merger”). The Merger was completed on June 6, 2005. The total value of the transaction was approximately $527,000.

The Merger resulted in a new basis of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). This change creates many differences between reporting for the Company pre-Merger, as predecessor, and the Company post–Merger, as successor. The accompanying condensed consolidated financial statements and the notes to the condensed consolidated financial statements reflect separate reporting periods for the predecessor and successor company.

On October 25, 2006, the Company completed its initial public offering (“IPO”) of 13,800,000 shares of its common stock at $18 per share. The Company’s registered common stock is traded on the New York Stock Exchange under the symbol “GHS.”

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. The new accounting model for uncertain tax positions is effective for annual periods beginning after December 15, 2006. Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The Company is currently evaluating the impact the adoption of FIN 48 will have on our financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet, the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost, the measurement of defined benefit plan assets and obligations as of the balance sheet date, and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our fiscal year ending December 31, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

(2) Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates. The Company adopted SFAS No. 123(R) using the modified prospective transition method, therefore, prior results were not restated. Under the modified prospective method, share-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of the date of adoption. Accordingly, the expense required under SFAS No. 123(R) has been recorded beginning January 1, 2006. In addition, the Company eliminated the December 31, 2005 balance of deferred compensation of $3,909 by reducing additional paid-in capital.

The Company recognized compensation cost for share-based payments of $363, $221, $1,048, $93 and $294, during the three months ended September 30, 2006, the three months ended September 30, 2005, the nine months ended September 30, 2006, the period from January 1, 2005 to June 5, 2005, and the period from June 6, 2005 to September 30, 2005, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the three and nine months ended September 30, 2006, was $145 and $369, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2006 was $5,853, which is expected to be recognized over a weighted average period of 4.1 years and through April 2011.

Total share-based compensation expense during the nine months ended September 30, 2006 of $1,048 is comprised of $125 related to the purchase of common stock at a discount, as discussed below, and $923 related to share-based compensation expense for Restricted Share Grants (“RSGs”), which is net of estimated forfeitures.

(a) Pro Forma Information

Prior to January 1, 2006, the Company accounted for its stock options under the provisions of SFAS No. 123. SFAS No. 123 permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allowed entities to apply the provisions of APB No. 25, and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB No. 25, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123 during the three months ended September 30, 2005, the period from January 1, 2005 to June 5, 2005 and the period from June 6, 2005 to September 30, 2005.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

On June 5, 2005, each outstanding option under the plan was cancelled for cash consideration per share equal to the difference between the conversion amount of $0.10 per share and the respective exercise price of the option, or $93 in the aggregate and, accordingly, the Company recognized compensation expense. There were no options granted during 2005 or 2006. In June 2006, the Company cancelled the Option Plan.

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value-based method to all outstanding and unvested awards for the periods presented:

	Three Months Ended September 30, 2005	Period from January 1, 2005 to June 5, 2005	Period from June 6, 2005 to September 30, 2005
	(Successor)	(Predecessor)	(Successor)
Net income (loss) as reported	$7,057	$(24,831)	$6,253
Add:
Stock-based employee compensation expense included in reported net income (loss)	221	93	294
Deduct:
Stock-based employee compensation expense determined under fair value-based method	(221)	(93)	(294)

Pro forma net income (loss)	$7,057	$(24,831)	$6,253

Income (loss) per share:
Basic and diluted – as reported	$0.32	$(0.12)	$0.28
Basic and diluted – pro forma	$0.32	$(0.12)	$0.28

(b) Restricted Share Grants

The Company issued RSGs to certain management investors pursuant to each investor’s management stockholder agreement (Plan) as follows: 442,500 shares were issued on June 6, 2005, and 350,000 were issued during the nine months ended September 30, 2006. Each RSG is convertible into one share of common stock. Under the Plan, the RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. In the event the management investor is terminated without cause, the RSGs immediately vest at the percentage that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event the management investor’s employment is terminated without cause within twelve months after a change in control, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, the management investor will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of earnings per share. The value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the three and nine months ended September 30, 2006, the Company recognized $363 and $923 in share-based compensation expense related to RSGs respectively.

At September 30, 2006, there were 783,500 RSGs issued and outstanding with a weighted average grant date fair value of $12.22, none of which were vested.

Restricted Share Grant activity was as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2005	442,500	$10.00
Granted	350,000	15.01
Vested	(3,000)	15.01
Forfeited	(6,000)	10.00

Unvested at September 30, 2006	783,500	$12.22

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

SFAS No. 123(R) requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. Estimated forfeitures are based on historical forfeiture rates and approximated 6%. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were included in pro forma stock compensation disclosures as they occurred.

(c) Other Awards

In January 2006, a management investor purchased 25,000 shares of common stock at a discount of $5.01 per share, or $125 pursuant to the investor’s management stockholder agreement. The purchase was determined to be compensatory in accordance with SFAS No. 123(R). The Company recognized $125 in employee compensation expense related to this purchase during the nine months ended September 30, 2006. The fair value of the common stock was determined to be $15.01 per share as of January, 2006.

(d) Valuation of Privately-Held Company Equity Securities Issued as Compensation

The Company records deferred stock-based compensation, which consists of the amounts by which the estimated fair value of the instrument underlying the grant exceeds the grant or exercise price, at the date of grant or other measurement date, if applicable and recognizes the expense over the related service period. In determining the fair value of our common stock at the dates of grant, GateHouse Media, Inc. was not traded and, therefore, the Company was unable to rely on a public trading market for its stock through September 30, 2006.

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent. The Merger was completed on June 6, 2005. The Merger resulted in a new basis of accounting under SFAS No. 141.

The Company believes the Merger was on arms’ length terms and represented the fair value of our equity on June 6, 2005. In connection with the Merger, an appraisal of certain assets and liabilities was prepared by an unrelated valuation specialist and indicated a $10.00 fair value per share for our common stock on that date.

As the Company began the process of preparing for its IPO, it developed a preliminary valuation using a discounted cash flow approach as of July 2006. The Company prepared this valuation using an estimated revenue growth rate based upon advertising rate increases considering consumer price index (“CPI”), implementation of additional on-line content and products and introduction of additional niche products. Additionally, the Company used an estimated annual EBITDA, (adjusted to exclude certain non-cash and non-recurring items), growth rate based upon increases in revenues, cost reductions from the integration of the Acquisitions and improvements in cost from clustering and centralized services.

The Company estimated that the fair value of its common stock was $15.01 per share based on a valuation using a discounted cash flow approach as of July 2006.

In preparing a discounted cash flow analysis, certain significant assumptions were made including:

•	the rate of revenue growth, which is a function of, among other things, anticipated increases in advertising rates (CPI based), impacts of online strategy and the introduction of niche products;

•	the rate of our Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CP Media and Enterprise NewsMedia, LLC (see note 4(b)) and ongoing cost savings resulting from clustering strategy;

•	estimated capital expenditures;

•	the discount rate of 7.8%, based on the Company’s capital structure as of July 2006, the cost of equity, based on a risk free rate of 5.0% and a market risk of premium of 7.0% and the Company’s cost of debt; and

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

•	a terminal multiple of between 9 and 10 times unlevered cash flow, based upon the Company’s anticipated growth prospects and private and public market valuations of comparable companies. The Company defines unlevered cash flow as Adjusted EBITDA less interest expense, cash taxes and capital expenditures.

The Company also considered the cash flow based trading multiples of comparable companies, including competitors and other similar publicly traded companies and sales transactions for comparable companies in its industry. Additionally, it considered the results of operations, market conditions, competitive position and the stock performance of these companies, as well as its financial forecasts, as updated, to develop its valuation. The Company determined the valuation performed by management to be the best available tool for projections of the final price range for purposes of valuing its stock-based compensation. The Company did not obtain contemporaneous valuations by unrelated valuation specialists at times other than the Merger valuation because: (1) the Company’s efforts were focused on, among other things, potential acquisitions and refinancing the Company and (2) the Company did not consider it to be economic to incur costs for such valuations given the number of shares issued. The Company considered that it met its internal financial performance objectives as reflected in its valuation.

The Company retrospectively applied the valuation to the share-based compensation for the twelve months ended September 30, 2006. During the twelve month period, the restricted share grants and common stock sales occurred from January 2006 to May 2006; therefore, the financial statements as of and for the nine months ended September 30, 2006 reflect this valuation.

(3) Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. During the three months ended September 30, 2006, the Company adjusted the liability for accrued vacation and recorded expenses of $561 related to accrued vacation that should have been recorded during the first and second quarters of 2006. The estimated impact of this immaterial error for the three months ended March 31, 2006 would have been a reduction of operating income, income before income taxes, net income, and basic and diluted earnings per share of $280, $280, $168, $0.01 and $0.01, respectively. The estimated impact of this immaterial error for the three months ended June 30, 2006 would have been a reduction of operating income, income before income taxes, net income, basic and diluted earnings per share of $281, $281, $169, $0.01 and $0.01, respectively. The Company will not amend any prior filings with the SEC and will reflect the recast financial information in future filings as they are made.

(4) Acquisitions

(a) Fortress Acquisition—2005

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent. The Merger was completed on June 6, 2005. The total value of the transaction was approximately $527,000.

(b) CP Media and Enterprise NewsMedia, LLC Acquisitions—2006

On June 6, 2006, the Company acquired substantially all of the assets, and assumed certain liabilities of CP Media for $232,022 and acquired all of the equity interests of Enterprise NewsMedia, LLC for $194,106 (“the Acquisitions”). CP Media and Enterprise NewsMedia, LLC are two leading publishers of daily and weekly newspapers in eastern Massachusetts. The rationale for the acquisitions was primarily due to the attractive community newspaper assets with stable cash flows, the combination of the two companies that creates operational upside and cost savings and economies of scale for advertising, sales, operating costs and existing infrastructure leverage. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The Acquisitions and the results of operations for CP Media and Enterprise NewsMedia, LLC have been included in the Company’s condensed consolidated financial statements since the date of the Acquisitions.

As of September 30, 2006, the accrued restructuring balance was $314, which relates to on-going obligations for employee termination agreements in connection with the CP Media and Enterprise NewsMedia, LLC acquisitions. During the nine months ended September 30, 2006, the Company increased its restructuring accrual by approximately $883 and made payments of $569 in connection with these obligations.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

	CP Media	Enterprise NewsMedia, LLC
Current assets	$12,469	$23,360
Other assets	—	92
Property, plant and equipment	19,846	23,761
Advertising relationships	76,194	52,846
Noncompete agreements	—	986
Subscriber relationships	10,781	22,339
Mastheads	13,214	10,146
Goodwill	110,450	83,557

Total assets	242,954	217,087
Current liabilities	10,778	7,467
Other long-term liabilities	154	13,414
Deferred income taxes	—	2,100

Total liabilities	10,932	22,981

Net assets acquired	$232,022	$194,106

The Company obtained third party independent appraisals to determine the fair values of the subscriber and advertiser relationships acquired in connection with the CP Media and Enterprise NewsMedia, LLC acquisitions. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 10% and 6.0% for advertiser relationships and 4.0% and 6.0% to 8.0% for subscriber relationships for CP Media and Enterprise NewsMedia, LLC, respectively. Growth rates were estimated to be 0% and 0.5% and the discount rate was estimated to be 8.5% and 9.0% for subscriber relationships for CP Media and Enterprise NewsMedia, LLC, respectively. Growth rates were estimated to be 2.5% and 3.0% and the discount rate was estimated to be 8.5% and 9.0% for advertiser relationships for CP Media and Enterprise NewsMedia, LLC, respectively.

Estimated cash flows extend up to periods of approximately 32 years which considers that a majority of the acquired newspapers have been in existence over 50 years with many having histories over 100 years for both CP Media and Enterprise NewsMedia, LLC. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 18 and 15 years and 14 to 16 and 18 years for CP Media and Enterprise NewsMedia, LLC, respectively, on a straight-line basis as no other discernable pattern of usage was more readily determinable.

The fair value of non-compete agreements was determined using the “damages method” under the income approach method of valuation. Non-compete agreements in the Enterprise NewsMedia, LLC acquisition were valued at $986 and are being amortized over 2 years on a straight-line basis. There were no non-compete agreements in the CP Media acquisition.

For tax purposes, the amount of goodwill that is expected to be deductible is $111,000 for CP Media.

The unaudited pro forma condensed consolidated statements of operations information for 2005, set forth below, presents the results of operations as if the Merger and the acquisitions of CP Media and Enterprise NewsMedia, LLC had occurred on January 1, 2005. Additionally, the unaudited pro forma condensed consolidated statements of operations information for 2006, set forth below, presents the results of operations as if the acquisitions of CP Media and Enterprise NewsMedia, LLC had occurred on January 1, 2006. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the Merger and the acquisitions occurred as of the beginning of such period.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues	$97,508	$95,699	$291,904	$286,630
Net (loss) income from continuing operations	$(16,524)	$4,870	$(27,765)	$(14,839)
Net (loss) income from continuing operations per common share:
Basic	$(0.74)	$0.22	$(1.25)	$(0.67)
Diluted	$(0.74)	$0.22	$(1.25)	$(0.67)

(c) Other Acquisitions – 2006

During the nine months ended September 30, 2006, the Company acquired nine publications (excluding the acquisitions discussed above) for an aggregate purchase price of $11,752. The purchase price allocation for these acquisitions is as follows:

Net tangible assets acquired	$734
Property, plant and equipment	2,856
Noncompete agreements	368
Advertising relationships	1,857
Subscriber relationships	232
Mastheads	549
Customer lists	2,064
Goodwill	3,092

Purchase price	$11,752

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(5) Goodwill

The changes in the carrying amount of goodwill for the period from January 1, 2006 to September 30, 2006, are as follows:

Balance at December 31, 2005	$316,691
Additions	198,096
Purchase accounting adjustment related to the Enterprise NewsMedia, LLC acquisition	30,469
Adjustment related to income tax valuation allowance	(32,430)

Balance at September 30, 2006	$512,826

Additions principally relate to recent acquisitions, primarily CP Media and Enterprise NewsMedia, LLC.

As a result of the Merger, the Company has changed to June 30 the date on which the annual impairment assessment is made. No impairment charge resulted from the assessment completed as of June 30, 2006.

(6) Long-Term Debt

On February 28, 2005, upon consummation of the debenture exchange and the initial draw down under the New Credit Facility described below, GateHouse irrevocably called for redemption all of the outstanding Senior Discount Debentures in accordance with the Indenture for the Senior Discount Debentures (the SDD Indenture). Immediately following GateHouse’s call for redemption of the Senior Discount Debentures, GateHouse irrevocably deposited trust funds with US Bank, the trustee, in an amount sufficient to pay the redemption price for the Senior Discount Debentures in full, thereby satisfying and discharging the SDD Indenture. The redemption price consisted of 101.938% of the $19,800 aggregate principal amount thereof, plus accrued and unpaid interest to March 30, 2005 collectively, $20,561. Included in the $521 loss on extinguishment is $137 of deferred finance fees written off.

On February 28, 2005, upon consummation of the preferred stock exchange and satisfaction and discharge of the SDD Indenture, GateHouse Media Operating, Inc. (Operating Company), an indirectly wholly-owned subsidiary of the Company irrevocably called for redemption all of the outstanding 9.375% Senior Subordinated Notes in accordance with the Indenture for the Senior Subordinated Notes (the SSN Indenture).

On March 29, 2005, Operating Company borrowed $180,000 principal amount of the Term Loan B under the New Credit Facility. On March 30, 2005, Operating Company used such proceeds, together with cash on hand, to redeem in full all of the outstanding Senior Subordinated Notes in accordance with the SSN Indenture. The redemption price consisted of 101.563% of the aggregate principal amount thereof, plus accrued and unpaid interest to March 30, 2005 collectively, $185,579. Included in the $4,479 loss on extinguishment is $1,666 of deferred finance fees written off.

On February 28, 2005, Operating Company repaid in full, and terminated all of its obligations under, the Amended Credit Facility, dated as of April 18, 2000, as amended. GateHouse and its other subsidiaries also terminated all of their respective security and guaranty obligations thereunder on February 28, 2005. Operating Company used funds drawn from the New Credit Facility (see below) to make the requisite termination payment of $66,339. Included in loss on extinguishment of debt is $448 of deferred finance fees written off related to termination of the Amended Credit facility.

On February 28, 2005, Operating Company entered into a Credit Agreement with a syndicate of financial institutions led by Wells Fargo Bank, National Association (Wells Fargo), with U.S. Bank National Association (US Bank) as syndication agent, CIT Lending Services Corporation as documentation agent and Wells Fargo as administrative agent (the New Credit Facility). The New Credit Facility provides for a $280,000 principal amount New Term Loan B that matures in February 2012 and a revolving credit facility with a $50,000 aggregate commitment amount available, including a $10,000 sub-facility for letters of credit that mature in February 2011. The New Credit Facility is secured by a first-priority security interest in substantially all of the tangible and intangible assets of Operating Company, GateHouse, and GateHouse’s other present and future direct and indirect subsidiaries. Additionally, the loans under the New Credit Facility are guaranteed, subject to specified limitations, by GateHouse and all of the future direct and indirect subsidiaries of Operating Company and GateHouse.

In June 2006, the Company repaid the New Term Loan B, the New Credit Facility and all accrued interest in full with a portion of their proceeds from the new debt, as discussed below. Included in the loss on the extinguishment of debt is $702 of deferred finance fees written off pertaining to the extinguished debt.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

On June 6, 2006, in connection with the acquisitions of CP Media and Enterprise NewsMedia, LLC, the Company, through its direct and indirect subsidiaries entered into several new financial arrangements with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The first lien credit facility, as amended on June 21, 2006 and October 11, 2006, provides for a $570,000 term loan facility which matures on December 6, 2013 and a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility that matures on June 6, 2013. The second lien credit facility provides for a $152,000 term facility that matures on June 6, 2014, subject to earlier maturities upon the occurrence of certain events.

The first lien credit facility and second lien credit facility are secured by a first priority security interest, respectively, in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating . Operating and all of its direct and indirect domestic restricted subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of GateHouse Media Holdco, Inc. , (Holdco) a wholly owned subsidiary of the Company and direct parent of Operating. Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the first lien credit facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

Borrowings under the first lien credit facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the first lien credit facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the first lien credit facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans is fixed at 2.25% and 1.25%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the first lien credit facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the first lien credit facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the first lien credit facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.5% to 2.0%, in the case of LIBOR Rate Loans, and 0.5% to 1.0%, in the case of Alternate Base Rate Loans. The borrowers under the revolving credit facility also pay a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit.

Borrowings under the second lien credit facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the second lien credit facility) or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the second lien credit facility) plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans is fixed at 1.5% and 0.5%, respectively.

No principal payments are due on the term loan facility or the revolving credit facility until the applicable maturity date. The borrowers are required to prepay borrowings under the term loan facility in an amount equal to 50% of Holdco’s Excess Cash Flow (as defined in the first lien credit facility) earned during the previous fiscal year, except that no prepayments are required if the Total Leverage Ratio is less than or equal to 6.0 to 1.0 at the end of any fiscal year. In addition, the borrowers are required to prepay borrowings under the term loan facility with certain asset disposition proceeds, cash insurance proceeds and condemnation or expropriation awards subject to specified reinvestment rights. The borrowers are also required to prepay borrowings with 50% of the net proceeds of certain equity issuances or 100% of the proceeds of certain debt issuances except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facility has been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facility and the cash collateralization of letters of credit.

The first lien credit facility contains financial covenants that require Holdco to satisfy specified quarterly financial tests, consisting of a Total Leverage Ratio, an interest coverage ratio and a fixed charge coverage ratio. The first lien credit facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions, including restrictions on our ability to incur indebtedness, create liens on

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that after the second lien credit facility has been paid in full and terminated, Holdco is permitted to pay quarterly dividends so long as, after giving effect to any such dividend payment, Holdco and its subsidiaries are in pro forma compliance with each of the financial covenants, including the Total Leverage Ratio). The first lien credit facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-defaults; a Change of Control (as defined in the first lien credit facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend credit, Operating may increase the revolving credit facility and/or the term loan facility by up to an aggregate of $250,000.

As of September 30, 2006, a total of $570,000, $10,905 and $152,000 were outstanding under the term loan facility, the revolving credit facility and the second lien credit facility, respectively.

Holdco may not pay dividends to the Company unless, after giving effect to any such dividend payment, Holdco and its subsidiaries are in pro forma compliance with each of the financial covenants under the 2006 credit facilities, including the interest coverage ratio, which must be greater than or equal to 2 to 1 prior to January 1, 2008, and greater than 2.25 to 1 thereafter; the fixed charge coverage ratio which must be greater than or equal to 1 to 1 and the Total Leverage Ratio decreasing by 0.25 on January 1, 2009, and each anniversary thereafter through January 1, 2013, at which time the maximum Total Leverage Ratio will be 5 to 1.

(7) Fair Value of Financial Derivative

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly.

For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the increase in the fair value of the derivative of $2,605 was recognized through earnings.

On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. As a result, the effective portion of the decrease in fair value of the swap for the three months ended September 30, 2006 and the period from February 20, 2006 through September 30, 2006 of $5,306 and $497, net of taxes of $3,537 and $331, respectively, was recognized as accumulated other comprehensive income.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. For the three and nine months ended September 30, 2006, the effective portion of the decrease in the fair value of the swap of $3,915 and $2,869, net of taxes of $2,610 and $1,912, respectively, was recognized as accumulated other comprehensive income. During the three months ended September 30, 2006, the ineffective portion of the decrease in the fair value of the swap of the derivative of $745, net of taxes of $496 was recognized through earnings.

(8) Related Party Transactions

The Company paid $768 in management fees to Leonard Green & Partners LLP during the period from January 1, 2005 to June 5, 2005. These costs have been included within integration and reorganization costs and management fees paid to prior owner on the accompanying statements of operations.

As of September 30, 2006, Fortress beneficially owned approximately 96% of the Company’s outstanding common stock.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In conjunction with the Merger, the Company paid $2,850 to a third party to cancel a hedging agreement entered into by the Parent on the Company’s behalf, which has been reported as a transaction cost in the successor period from June 6, 2005 to September 30, 2005. At September 30, 2006 and December 31, 2005, the Company owed Parent $0 and $529 for consulting expenses that Parent had paid on the Company’s behalf, respectively.

In addition, the Company’s chairman, Wesley Edens, is the Chairman of the Management Committee of Fortress Investment Group LLC, an affiliate of the Company’s majority stockholder. We do not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress purchased $87,000 of the $610,000 first lien credit facility and $37,000 of the $152,000 term facility, both on arms’ length terms in a secondary market transaction, and continue to hold these principal amounts at September 30, 2006.

On October 24, 2006, the Company entered into an Investor Rights Agreement with FIF III Liberty Holdings LLC, its majority stockholder. The Investor Rights Agreement provides Fortress with certain rights with respect to the nomination of directors to the Company’s board of directors as well as registration rights for securities of the Company owned by Fortress.

The Investor Rights Agreement requires the Company to take all necessary or desirable action within its control to elect to its board of directors so long as Fortress beneficially owns (i) more than 50% of the voting power of the Company, four directors nominated by FIG Advisors LLC, an affiliate of Fortress (“FIG Advisors”), or such other party nominated by Fortress; (ii) between 25% and 50% of the voting power of the Company, three directors nominated by FIG Advisors; (iii) between 10% and 25% of the voting power of the Company, two directors nominated by FIG Advisors; and (iv) between 5% and 10% of the voting power of the Company, one director nominated by FIG Advisors. In the event that any designee of FIG Advisors shall for any reason cease to serve as a member of the board of directors during his term of office, FIG Advisors will be entitled to nominate an individual to fill the resulting vacancy on the board of directors.

Pursuant to the Investor Rights Agreement, the Company grants Fortress, for so long as it beneficially owns an amount of the Company’s common stock at least equal to 5% or more of the Company’s common stock issued and outstanding immediately after the consummation of its IPO (a “Registrable Amount”), “demand” registration rights that allow Fortress at any time after six months following the consummation of its IPO to request that the Company register under the Securities Act of 1933, as amended, an amount equal to or greater than a Registrable Amount. Fortress is entitled to an aggregate of four demand registrations. The Company is not required to maintain the effectiveness of the registration statement for more than 60 days. The Company is also not required to effect any demand registration within six months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights and which included at least 50% of the securities requested by the requestor to be included. The Company is not obligated to grant a request for a demand registration within four months of any other demand registration and may refuse a request for demand registration if, in the Company’s reasonable judgment, it is not feasible for the Company to proceed with the registration because of the unavailability of audited financial statements.

For so long as Fortress beneficially owns an amount of the Company’s common stock at least equal to 1% of the Company’s common stock issued and outstanding immediately after the consummation of its IPO, Fortress also has “piggyback” registration rights that allow Fortress to include the shares of common stock that Fortress owns in any public offering of equity securities initiated by the Company (other than those public offerings pursuant to registration statements on Forms S-4 or S-8) or by any of the Company’s other stockholders that may have registration rights in the future. The “piggyback” registration rights of Fortress are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The Company grants Fortress, for as long as Fortress beneficially owns a Registrable Amount, the right to request shelf registrations on Form S-3, providing for an offering to be made on a continuous basis, subject to a time limit on the Company’s efforts to keep the shelf registration statement continuously effective and the Company’s right to suspend the use of a shelf registration prospectus for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12-month period) if the Company determines that certain disclosures required by the shelf registration statement would be detrimental to the Company or the Company’s stockholders.

The Company agrees to indemnify Fortress against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which Fortress sells shares of the Company’s common stock, unless such liability arose from Fortress’ misstatement or omission, and Fortress has agreed to indemnify the Company against all losses caused by its misstatements or omissions. The Company will pay all expenses incident to registration and Fortress will pay its respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of its shares under such a registration statement.

(9) Income Taxes

The Company performs a quarterly assessment of its net deferred tax assets. SFAS No. 109 limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2004, the period from January 1, 2005 to June 5, 2005, and the nine months ended September 30, 2006. The Company concluded during the third quarter of 2006 that it was more likely than not that the Company would not fully realize the benefits of its existing deductible differences. Therefore, the Company recorded income tax expense of approximately $7,028 during the nine months ended September 30, 2006 to adjust the valuation allowance for net deferred tax assets, including Federal and state net operating loss carryforwards and other deferred tax assets.

The realization of the remaining deferred tax assets is primarily dependent on the scheduled reversals of deferred taxes. Any changes in the scheduled reversals of deferred taxes may require an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance could result in an increase or decrease in income tax expense in the period of adjustment.

The tax rate for the nine months ended September 30, 2006 is higher than the Federal statutory rate of 34% principally due to state taxes and an increase in the valuation allowance. For the nine months ended September 30, 2006, the expected Federal tax benefit at 34% is $795. The difference between the expected tax rate and the effective tax rate is attributable to state taxes of $834, non-deductible meals and entertainment of $49 and a valuation allowance of $6,940.

(10) Pension and Post Retirement Benefits

As a result of the acquisition of Enterprise News Media, LLC, the Company maintains a pension plan and post-retirement medical and life insurance plan which cover certain employees. The following provides information on the pension plan and post-retirement medical and life insurance plan for the three months ended September 30, 2006 and the period from June 6, 2006 to September 30, 2006, which reflects the period from the date of acquisition:

	Three Months Ended September 30, 2006		Period from June 6, 2006 to September 30, 2006
	Pension	Post Retirement	Pension	Post Retirement
Components of Net Periodic Benefit Costs:
Service cost	$155	$94	$201	$121
Interest cost	313	124	393	159
Expected return on plan assets	(348)	—	(442)	—
Amortization of unrecognized gain	—	8	—	—
Net periodic benefit cost	—	—	—	—
Special termination benefits	—	—	—	—

Total	$120	$226	$152	$280

During the three months ended September 30, 2006, and period from June 6, 2006 to September 30, 2006, the Company recognized a total of $346 and $432 in pension and post retirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and post retirement plans for the period from June 6, 2006 to September 30, 2006:

	Pension	Post Retirement
Weighted average discount rate	6.25%	6.25%
Rate of increase in future compensation levels	3.50%	3.50%
Expected return on assets	9.00%	—
Current year trend	—	9.25%
Ultimate year trend	—	5.50%
Year of ultimate trend	—	2011

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(11) Assets Held for Sale

As of September 30, 2006, the Company intended to dispose of various assets and associated liabilities. These assets and liabilities are classified as held for sale on the balance sheet at September 30, 2006 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following table summarizes the major classes of assets and liabilities held for sale at September 30, 2006:

Assets held for sale:
Accounts receivable	$758
Inventory	270
Prepaid expenses and other current assets	44

Total assets held for sale	$1,072

Long-term assets held for sale:
Property, plant, and equipment, net	$2,448
Intangible assets	1,441

Total long-term assets held for sale	$3,889

Liabilities held for sale	$243

During the three months ended September 30, 2006, the Company recorded a charge to operations of $897 related to the impairment of property, plant and equipment and certain intangible assets held for sale as of September 30, 2006.

(12) Pro Forma Stockholders’ Equity

On September 26, 2006, the Company’s Board of Directors declared a dividend of $0.32 per share on the Company’s common stock, or an aggregate of $7,361 (“Third Quarter Dividend”), for the three months ended September 30, 2006, which was paid on October 5, 2006. Additionally, on October 23, 2006, the Company’s board of directors declared a dividend of $0.08 per share on the Company’s common stock, or an aggregate of $1,840 (“Fourth Quarter Stub Divided”) to stockholders of record as of October 23, 2006, which was paid on October 30, 2006, for the period commencing on October 1, 2006, and ending on October 23, 2006. The Company paid these dividends such that the holders of the Company’s common stock prior to the Company’s IPO received distribution for the periods prior to the IPO. Fortress will receive approximately 96% of these dividends, or an aggregate of $8,820. The Fourth Quarter Stub Dividend is deemed to have been paid from a portion of proceeds of the IPO equal to the gross proceeds from the sale of 102,236 shares of common stock assuming such shares are sold at $18.00 per share.

The following table sets forth the Company’s cash, borrowings under revolving credit facility and stockholders’ equity at September 30, 2006, and its pro forma stockholders’ equity as of such date as adjusted to give effect to the payment of a dividend in the amount of $0.32 per share of common stock, or an aggregate of $7,361, declared by the Company’s board of directors on September 26, 2006, and paid on October 5, 2006, and the payment of a dividend in the amount of $0.08 per share of common stock, or an aggregate of $1,840, declared by the Company’s board of directors on October 23, 2006, and paid on October 30, 2006.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

	Actual	Pro Forma
Cash	$2,777	$—

Borrowings under revolving credit facility	$10,905	$17,329

Common stock	222	222
Additional paid-in capital	223,767	223,767
Accumulated other comprehensive loss	(2,621)	(2,621)
Accumulated deficit	(7,163)	(16,364)
Treasury stock	(60)	(60)

Total stockholders’ equity	$214,145	$204,944

(13) Commitments and Contingencies

In the ordinary course of business, the Company is a party to various administrative and legal proceedings. In the opinion of management, the ultimate outcome of these matters are not expected to have a material impact on the liquidity, results of operations, or financial condition of the Company. Further, the Company does not believe that the amount of any additional liability that could be reasonably possible with respect to such matters will have a material adverse effect on its financial results. The Company also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss.

(14) Subsequent Events

On October 5, 2006, the Company’s board of directors approved a 100-for-1 split of common stock which was effected prior to the IPO. The board of directors also approved the amendment to the Certificate of Incorporation of the Company to increase the authorized shares of common stock and preferred stock to 150,000,000 and 50,000,000, respectively, prior to the IPO. All share and per share data have been retroactively restated to reflect the split and increase in authorized shares.

On October 25, 2006, the Company completed its IPO of 13,800,000 shares of common stock at a price of $18 per share, raising approximately $231,012, which is net of the underwriters’ discount of $17,388. The Company used a portion of the net proceeds to repay in full and terminate its $152,000 second lien term loan credit facility. In addition, the Company used a portion of the net proceeds to pay down $12,000 of the $570,000 first lien term loan credit facility, reducing its balance and limit to $558,000, and to repay in full the outstanding balance of $21,300 under its $40,000 revolving credit facility. In connection with the termination of the $152,000 second lien term loan credit facility and the $12,000 reduction in borrowing capacity on its first lien term loan credit facility, the Company wrote off $1,400 of deferred financing costs in the fourth quarter of 2006.

On November 3, 2006, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,070,000 shares of common stock as allowed in the underwriting agreement. The net proceeds before offering expenses of these additional shares was $34,652, after deducting the underwriting discount. The total net proceeds from the IPO of 13,800,000 shares and this additional allotment of 2,070,000 shares before offering expenses was $265,664, after deducting the underwriting discount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our historical and pro forma condensed consolidated financial statements and the notes to those statements appearing elsewhere in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-135944), as such registration statement became effective on October 25, 2006.

Certain items in this Quarterly Report on Form 10-Q, and other information we provide from time to time may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. GateHouse Media, Inc. can give no assurance that its expectations will be attained. Factors that could cause actual results to differ materially from Gatehouse Media, Inc.’s expectations include, but are not limited to the risks detailed in Gatehouse Media’s filings with the Securities and Exchange Commission (“SEC”), included in “Risk Factors” included in our Registration Statement on Form S-1 (File No. 333-135944), as such registration statement became effective on October 25, 2006, and in our other filings with the SEC. Such forward-looking statements speak only as of the date of this Quarterly Report. Gatehouse Media, Inc. expressly disclaims any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which as of September 30, 2006 includes 423 community publications and more than 230 related websites, serves over 125,000 business advertisers and reaches approximately 9 million people on a weekly basis.

Our core products include:

•	75 daily newspapers with total paid circulation of approximately 405,000;

•	231 weekly newspapers (published up to three times per week) with total paid circulation of approximately 620,000 and total free circulation of approximately 430,000;

•	117 shoppers (generally advertising-only publications) with total circulation of approximately 1.5 million; and

•	over 230 locally focused websites, which extend our franchises onto the internet.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last fourteen months, we created over 90 niche publications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company, a wholly-owned subsidiary of Hollinger International Inc., or its subsidiaries. We accounted for the initial acquisition using the purchase method of accounting.

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress, entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (Merger). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. Prior to the effectiveness of the Merger, affiliates of Leonard Green & Partners, L.P. controlled the Company. Pursuant to the terms of the Merger, each share of the Company’s common and preferred stock was exchanged for cash and all of the Company’s 11 5/8% Senior Debentures due 2013 were redeemed. The total value of the transaction was approximately $527.0 million.

As of September 30, 2006, Fortress beneficially owned approximately 96% of our outstanding common stock. Following the completion of our initial public offering, (“IPO”), Fortress beneficially owns approximately 56.7% of our outstanding common stock.

Since 1998, we have acquired 249 daily and weekly newspapers and shoppers, including six dailies, 115 weeklies and 10 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC (“the Acquisitions”), and launched numerous new products, including 10 weekly newspapers.

We generate revenues from advertising, circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for commercial printing is recognized upon delivery of the printed product to our customers. Our operating costs consist primarily of newsprint, labor and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% during the three year period from 2002 to 2004. This has put downward pressure on advertising and circulation revenues in the industry. We have maintained relatively stable revenues due to our geographic diversity, well-balanced portfolio of products, strong local franchises and broad customer base. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three-year period from 2003 to 2005. We expect newsprint costs to continue to increase per metric ton. We have also experienced these pressures and have taken steps to mitigate some of these increases. We are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Predecessor and Successor

In accordance with GAAP, we have separated our historical financial results for the period prior to the consummation of the Merger (“Predecessor”) and the period subsequent to the consummation of the Merger (“Successor”). The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied in connection with the Merger. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, at the time of the Merger, we experienced changes in our business relationships as a result of our entry into new employment agreements with members of our management and the financing transactions and transactions with our stockholders.

Pro Forma

We believe that the separate presentation of historical financial results for the Predecessor and Successor may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results, we have presented our operating results on a pro forma basis for the nine months ended September 30, 2006 and September 30, 2005. This pro forma presentation for the nine months ended September 30, 2006 and September 30, 2005 assumes that the Merger, Acquisitions and the 2006 Financing occurred at the beginning of each pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the Merger, the Acquisitions and the 2006 Financing occurred at the beginning of each pro forma period.

Critical Accounting Policy Disclosure

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we find reasonable under the circumstances. Actual results may differ from such estimates under different conditions. The following accounting policies require significant estimates and judgments.

Goodwill and Long-Lived Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We perform our impairment analysis on each of our reporting units, represented by our five geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the recoverability of our long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates. If undiscounted projected future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. We would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in our consolidated statements of operations if such a difference arose.

Significant judgment is required in determining the fair value of our goodwill and long-lived assets to measure impairment, including the determination of multiples of revenue and Adjusted EBITDA and future earnings projections.

Valuation of Privately-Held Company Equity Securities Issued as Compensation

We record share-based compensation, which consists of the amounts by which the estimated fair value of the instrument underlying the grant exceeds the grant or exercise price, at the date of grant or other measurement date, if applicable, and recognize the expense over the related service period. In determining the fair value of our common stock at the dates of grant, we were unable to rely on a public trading market for our stock.

In June 2005, we issued an aggregate of 442,500 restricted shares of our common stock (each such grant, an “RSG”) to our executive officers. We determined that each share of our common stock had a fair value of $10 per share based on the proximity in time to the Merger. The Merger was on arms’ length terms and we believe established the fair value of our equity on June 6, 2005 at $10 per share.

During the nine months ended September 30, 2006, we issued 25,000 shares of our common stock to a management investor at a price of $10 per share, representing a discount of $5.01 from the estimated fair value of $15.01 per share. We also issued 300,000, 20,000 and 30,000 shares of our common stock in connection with RSGs in January 2006, March 2006 and May 2006, respectively, in each case having an estimated fair value of $15.01 per share. During the nine months ended September 30, 2006, 3,000 shares of our common stock, having a fair value of $15.01 per share, issued in a June 2005 RSG vested in accordance with a severance agreement.

We estimated that the fair value of our common stock was $15.01 per share based on a valuation using a discounted cash flow approach as of July 2006.

In preparing a discounted cash flow analysis, we made certain significant assumptions including:

•	the rate of our revenue growth, which is a function of, among other things, anticipated increases in advertising rates (consumer price index (CPI) based), impacts of our online strategy and the introduction of niche products;
•	the rate of our Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CP Media and Enterprise News Media, LLC and ongoing cost savings resulting from our clustering strategy;

•	estimated capital expenditures;

•	the discount rate of 7.8%, based on our capital structure as of July 2006, the cost of equity, based on a risk free rate of 5.0% and a market risk premium of 7.0%, and our cost of debt; and

•	a terminal multiple of between 9 and 10 times unlevered cash flow, based upon our anticipated growth prospects and private and public market valuations of comparable companies. We define unlevered cash flow as Adjusted EBITDA less interest expense, cash taxes and capital expenditures.

We also considered the levered cash flow and adjusted EBITDA based trading multiples of comparable companies, including Dow Jones & Company, Inc., Gannett Co., Inc., Journal Register Company, Lee Enterprises, Incorporated, The McClatchy Company, The New York Times Company, The E.W. Scripps Company, Media General, Inc., Journal Communications, Inc. and Tribune Company, and sales transactions for comparable companies in our industry that had been completed over the prior two years, including Community Newspaper Holding Inc.’s acquisition of Eagle Tribune Publishing Company, Lee Enterprises’s acquisition of Pulitzer Inc., and Journal Register Company’s acquisition of 1st Century Newspapers, Inc. While we believe that none of these companies are directly comparable to us given the local nature of our business, we believe they are sufficiently comparable for purposes of comparing their levered cash flow and Adjusted EBITDA based trading multiples against the multiple of our levered cash flow and Adjusted EBITDA forecasted for 2006. Finally, the multiple of Adjusted EBITDA is in line with the multiple we paid in the Acquisitions. Additionally, we considered the results of operations, market conditions, competitive position and the stock performance of these companies, as well as our financial forecasts, as updated, to develop our valuation. We determined the trading multiples of comparable companies and other factors supported the valuation based on the discounted cash flow analysis prepared by management, which was also determined by management to be the best available tool for purposes of valuing our share-based compensation.

We believe we met our internal financial performance objectives as reflected in our valuation. The valuation was undertaken prior to the selection of underwriters. The IPO price set forth on the cover of this prospectus is at a small premium to the $15.01 valuation we ascribed to shares of our common stock for purposes of determining compensation expense. Reasons for the premium include: (1) expectations of increased operating efficiency and cost savings in 2007 relative to when we originally valued the stock, (2) our valuation at a premium multiple to our public comparables given the nature of the local and small market focus of our business versus our more urban oriented peers and (3) cash flow growth prospects relative to the peer group.

We did not obtain contemporaneous valuations by unrelated valuation specialists at the time common stock was issued to employees in 2006 because: (1) our efforts were focused on, among other things, potential acquisitions, including the Acquisitions, and the 2006 Financing and (2) we did not consider it to be economic to incur costs for such valuations given the number of shares issued.

Derivative Instruments

We record all of our derivative instruments on our balance sheet at fair value pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended. Fair value is based on counterparty quotations. To the extent a derivative qualifies as a cash flow hedge under SFAS No. 133, unrealized changes in the fair value of the derivative are recognized in other comprehensive income. However, any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Fair values of derivatives are subject to significant variability based on market conditions, such as future levels of interest rates. This variability could result in a significant increase or decrease in our accumulated other comprehensive income and/or earnings but will generally have no effect on cash flows, provided the derivative is carried through to full term.

Tax Valuation Allowance

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Registration Statement and Initial Public Offering

On October 25, 2006, we completed our IPO of 13,800,000 shares of common stock at a price of $18 per share, raising approximately $231.0 million, which is net of the underwriters’ discount of $17.4 million. We used a portion of the net proceeds to repay in full and terminate our $152.0 million second lien term loan credit facility. In addition, we used a portion of the net proceeds to pay down $12.0 million of the $570.0 million first lien term loan credit facility, reducing the balance and limit to $558.0 million, and to repay in full the outstanding balance of $21.3 million under our $40.0 million revolving credit facility. In connection with the termination of our $152.0 million second lien term loan credit facility and the $12.0 million reduction in the borrowing capacity on the first lien term loan credit facility, we wrote off $1.4 million of deferred financing costs in the fourth quarter of 2006.

On November 3, 2006, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,070,000 shares as allowed in the underwriting agreement. The net proceeds before offering expenses of these additional shares was $34.7 million, after deducting the underwriting discount. The total net proceeds from the IPO of 13,800,000 shares and this additional allotment of 2,070,000 before offering expenses is $265.7 million, after deducting the underwriting discount.

Results of Operations

The following table summarizes our historical results of operations for the three months ended September 30, 2006 and 2005 and our pro forma results for the nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(Successor)	(Successor)	(Pro-forma)	(Pro-forma)
	(in thousands)
Revenues:
Advertising	$74,265	$38,348	$223,174	$219,210
Circulation	16,700	8,442	49,445	49,643
Commercial printing and other	6,543	4,905	19,285	17,777

Total revenues	97,508	51,695	291,904	286,630
Operating costs and expenses:
Operating costs	50,316	25,403	146,904	140,728
Selling, general and administrative	28,264	13,398	90,129	86,214
Depreciation and amortization	7,763	3,421	23,470	20,973
Transaction costs related to Merger and Acquisitions	—	—	4,420	10,553
Integration and reorganization costs and management fees paid to prior owner	1,121	654	3,217	1,422
Impairment of long-lived assets	897	—	897	—
Loss on sale of assets	170	—	611	—

Operating income	8,977	8,819	22,256	26,740
Interest expense-debt	13,300	5,204	39,127	36,683
Amortization of deferred financing costs	226	28	893	662
Loss on early extinguishment of debt	—	—	2,065	5,525
Unrealized loss (gain) on derivative instrument	1,241	(7,957)	(1,364)	(7,957)
Write-off of deferred financing costs	—	—	—	2,025
Other income	—	—	(32)	(4)

(Loss) income before income taxes	(5,790)	11,544	(18,433)	(10,194)
Income tax expense	5,570	4,487	4,779	5,206

Net (loss) income	$(11,360)	$7,057	$(23,212)	$(15,400)

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Revenue. Total revenue for the three months ended September 30, 2006 increased by $45.8 million, or 88.6%, to $97.5 million from $51.7 million for the three months ended September 30, 2005. The increase in total revenue was comprised of a $35.9 million, or 93.7%, increase in advertising revenue, an $8.3 million, or 97.8% increase in circulation revenue and a $1.6 million, or 33.4%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from the Acquisitions of $33.9 million and advertising revenue from the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $2.2 million, partially offset by a decrease in advertising revenue from our same property publications of $0.2 million. The increase in circulation revenue was primarily due to circulation revenue from the Acquisitions of $7.7 million, circulation revenue from the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $0.3 million and an increase in circulation revenue from our same property publications of $0.3 million. Circulation volume decreased approximately 1.4% during the three months ended September 30, 2006 from the three months ended September 30, 2005; however, we offered a greater number of free products during this period. The increase in commercial printing and other revenue was primarily due to revenue from the Acquisitions of $1.0 million and revenue from the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $1.4 million, partially offset by a decrease from our same property publications of $0.8 million.

Operating Costs. Operating costs for the three months ended September 30, 2006 increased by $24.9 million, or 98.1%, to $50.3 million from $25.4 million for the three months ended September 30, 2005. The increase in operating costs was primarily due to operating costs of the Acquisitions of $22.2 million and operating costs of the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $2.5 million. Additionally, we incurred increased payroll, newsprint and utility expenses of $0.2 million, $0.1 million, and $0.1 million, partially offset by decreased repairs and maintenance expense of $0.1 million. During the three months ended September 30, 2006 we adjusted the liability for accrued vacation and recorded an expense of $0.4 million which related to the first and second quarters of 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $14.9 million, or 111.0%, to $28.3 million from $13.4 million for the three months September 30, 2005. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the Acquisitions of $13.1 million and selling, general and administrative expenses of the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $0.8 million. Additionally, we incurred increased payroll expense of $2.4 million, partially offset by decreased professional fees and insurance expense of $1.0 million and $0.3 million, respectively. During the three months ended September 30, 2006 we adjusted the liability for accrued vacation and recorded an expense of $0.2 million which related to the first and second quarters of 2006.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2006 increased by $4.4 million to $7.8 million from $3.4 million for the three months ended September 30, 2005. The increase was primarily due to depreciation and amortization of the Acquisitions of $3.9 million as well as depreciation and amortization of the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $0.1 million.

Impairment of Long-Lived Assets. During the three months ended September 30, 2006, we incurred a charge of $0.9 million related to the impairment of property, plant and equipment on various assets held for sale at September 30, 2006.

Loss on the Sale of Assets. During the three months ended September 30, 2006, we incurred a loss in the amount of $0.2 million on the disposal of certain publications, real estate, and equipment. We expect non-cash gains and losses to continue as we sell fixed assets in an effort to increase operating efficiency consistent with our clustering strategy.

Interest Expense. Total interest expense for the three months ended September 30, 2006 increased by $8.1 million, or 155.6%, to $13.3 million from $5.2 million for the three months ended September 30, 2005. The increase was primarily due to increases in our outstanding debt balances as well as increases in the London Inter Bank Offer Rate, or LIBOR.

Unrealized Gain on Derivative Instrument. During the three months ended September 30, 2006, we recorded a loss of $1.2 million due to ineffectiveness related to our interest rate swap. We entered into this swap in June, 2005 in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense. Income tax expense for the three months ended September 30, 2006 was $5.6 million compared to $4.5 million for the three months ended September 30, 2005. The change of $1.1 million was primarily due to an increase in our valuation allowance during the three months ended September 30, 2006. The Company is limited in its ability to use future taxable income to support the realization of deferred tax assets when experiencing a history of losses even if future taxable income is supported by detailed forecasts and projections. We expect to continue to record a valuation allowance on future tax benefits in relation to the tax net operating loss until other positive evidence is sufficient to justify realization. No cash income taxes were paid during either period.

Net Income (Loss). Net loss for the three months ended September 30, 2006 was $11.4 million. Net income for the three months ended September 30, 2005 was $7.1 million. Our net loss increased due to the factors noted above.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

The discussion of our results of operations that follows is based upon our pro forma results of operations for the nine month periods ended September 30, 2006 and 2005.

Revenue. Total revenue for the nine months ended September 30, 2006 increased by $5.3 million, or 1.84%, to $291.9 million from $286.6 million for nine months ended September 30, 2005. The increase in total revenue was comprised of a $4.0 million, or 1.81%, increase in advertising revenue and a $1.5 million, or 8.5%, increase in commercial printing and other revenue, partially offset by a $0.2 million, or 0.4%, decrease in circulation revenue. The increase in advertising revenue was primarily due to advertising revenue from the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $6.2 million. This amount was partially offset by a decrease in advertising revenue from our same property publications of $0.6 million, as well as a decrease in advertising revenue due to one less week in the current period at certain publications acquired from CP Media, which utilized a non-calendar fiscal year of $1.6 million. The decrease in circulation revenue was primarily due to a decrease in circulation revenue from our same property publications of $1.0 million, as well as a decrease of $0.2 million from the shortened period in 2006 partially offset by an increase in circulation revenue from the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $1.0 million. The increase in commercial printing and other revenue was primarily due to revenue from the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $2.9 million, partially offset by decreases of revenue from our same property publications of $1.3 million as well as a decrease of $0.1 million due to the shortened period.

Operating Costs. Operating costs for the nine months ended September 30, 2006 increased by $6.2 million, or 4.4%, to $147.0 million from $140.7 million for the nine months ended September 30, 2005. The increase in operating costs was primarily due to operating costs associated with the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $5.9 million as well as increased, newsprint and delivery expenses of $0.7 million and $0.2 million, partially offset by decreased payroll, ink and supplies expenses of $0.3 million, $0.3 million and $0.2 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2006, increased by $3.9 million, or 4.5%, to $90.1 million from $86.2 million for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses was primarily due to increased selling, general and administrative expenses associated with the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $2.5 million, as well as increased payroll and non-cash compensation expense of $3.1 million and $0.7 million, partially offset by decreased professional fees and insurance expense of $1.5 million and $0.9 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2006 increased by $2.5 million to $23.5 million from $21.0 million for the nine months ended September 30, 2005. The increase was primarily due to depreciation and amortization of the newspaper businesses acquired during the third and fourth quarters of 2005 and the first and second quarters of 2006 of $0.5 million.

Transaction Costs Related to Merger. We incurred approximately $10.6 million in transaction costs related to the Merger during the nine months ended September 30, 2005. No such costs were incurred during the nine months ended September 30, 2006.

Impairment of Long-term Assets. During the three months ended September 30, 2006, we incurred a charge of $0.9 million related to the impairment of property, plant and equipment on various assets held for sale at September 30, 2006.

Interest Expense-Debt. Total interest expense for the nine months ended September 30, 2006 increased by $2.4 million, or 6.7%, to $39.1 million from $36.7 million for the nine months ended September 30, 2005. The increase was primarily due to increases in the London Inter Bank Offer Rate, or LIBOR.

Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2006, we incurred a $2.1 million loss due to write-offs of deferred financing costs and premiums associated with the extinguishment of our debt.

During the nine months ended September 30, 2005, we incurred a $5.5 million loss associated with paying off our third-party senior subordinated notes and a portion of our senior discount notes and senior preferred stock, as well as the termination of a credit facility. These costs included premiums due on early extinguishment and write-offs of deferred financing fees associated with these instruments. Additionally, a $2.0 million loss related to write-offs of deferred financing costs is associated with the issuance of a new term loan facility in January 2005 by Enterprise.

Unrealized Gain on Derivative Instrument. During the nine months ended September 30, 2005, we recorded a net unrealized gain of $1.4 million related to our interest rate swap, which we entered into in June 2005 in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR. For the period from January 1, 2006 to February 19, 2006, the hedge was deemed ineffective and, as a result, the increase in the fair value of $2.6 million was recognized in operations. On February 20, 2006, the swap was redesignated as a cash flow hedge for accounting purposes. Increases in fair value from February 20, 2006 through September 30, 2006 were recognized in accumulated other comprehensive income. During the three months ended September 30, 2006, ineffectiveness of $1.2 million related to the hedge was recognized through earnings.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2006 was $4.8 million compared to $5.2 million for the nine months ended September 30, 2005. The change of $0.4 million was primarily due to the redemption of the preferred stock in connection with the Merger. The redemption of the preferred stock eliminated the interest expense related to that liability, which resulted in the removal of an existing permanent difference between book and taxable income in accordance with SFAS No. 109. This was offset by the increase in the valuation allowance necessary due to an additional tax net operating loss and change in net deferred tax assets. In addition, we experienced an increase in deferred income tax expense as of September 30, 2005 related to the non-deductible merger costs incurred in 2005. No cash income taxes were paid during either period.

Net Loss. Net loss for the nine months ended September 30, 2006 was $23.2 million. Net loss for the nine months ended September 30, 2005 was $15.4 million. Our net loss increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We also intend to continue to pursue our strategy of opportunistically acquiring locally focused media businesses in contiguous and new markets. Our principal sources of funds have historically been, and will be, cash provided by operating activities and borrowings under our revolving credit facility.

GateHouse Media, Inc. has no operations of its own and accordingly has no independent means of generating revenue. As a holding company, GateHouse Media, Inc.’s internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its subsidiaries. Our 2006 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a maximum senior leverage ratio, a minimum fixed charge ratio, limitations on capital expenditures and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

On October 25, 2006, we completed our IPO of 13,800,000 shares of common stock at a price of $18 per share, raising approximately $231.0 million, which is net of the underwriters’ discount of $17.4 million. We used a portion of the net proceeds to repay in full and terminate our $152.0 million second lien term loan credit facility. In addition, we used a portion of the net proceeds to pay down $12.0 million of the $570.0 million first lien term loan credit facility, reducing the balance and limit to $558.0 million, and to repay in full the outstanding balance of $21.3 million under our $40.0 million revolving credit facility. In connection with the termination of our $152.0 million second lien term loan credit facility and the $12.0 million reduction in borrowing capacity on the first lien term loan credit facility, we wrote off $1.4 million of deferred financing costs, in the fourth quarter of 2006.

On November 3, 2006, the underwriters of the Company’s initial public offering exercised their option to purchase an additional 2,070,000 shares of common stock as allowed in the underwriting agreement. The net proceeds before offering expenses of these additional shares was $34.7 million, after deducting the underwriting discount. The total net proceeds from the initial public offering of 13,800,000 shares and this additional allotment of 2,070,000 shares before offering expenses was $265.7 million, after deducting the underwriting discount.

Cash Flows

The following table summarizes the historical cash flows for GateHouse Media, Inc. See “Predecessor and Successor” above for a discussion of the use of financial information in the table.

	Nine Months Ended September 30, 2006	Period from January 1, 2005 to June 5, 2005	Period from June 6, 2005 to September 30, 2005
	(Successor)	(Predecessor)	(Successor)
	(in thousands)
Cash provided by (used in) operating activities	$16,189	$(572)	$(20,696)
Cash used in investing activities	(428,362)	(1,095)	(26,651)
Cash provided by (used in) financing activities	411,887	(260)	49,801

The discussion of our cash flows that follows is based on our historical cash flows for the Successor Period of the nine months ended September 30, 2006, the Predecessor Period of January 1, 2005 to June 5, 2005 and the Successor Period of June 6, 2005 to September 30, 2005.

        Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2006 was $16.2 million. The net cash provided by operating activities resulted from depreciation and amortization of $16.2 million, an increase of $6.9 million in deferred tax liabilities, noncash compensation of $1.0 million, an impairment of long-lived assets of $0.9 million, a loss of $0.7 million on the early extinguishment of debt, a loss of $0.6 million on the sale of assets, amortization of deferred financing costs of $0.3 million and a net increase of $0.2 million in working capital, partially offset by a net loss of $9.4 million and an unrealized gain of $1.4 million on derivative instruments. The increase in working capital primarily resulted from an increase in accrued expenses and an increase in accounts payable, partially offset by a decrease in accounts receivable from December 31, 2005 to September 30, 2006.

Net cash used in operating activities for the period from January 1, 2005 to June 5, 2005 was $0.6 million. The net cash used in operating activities primarily resulted from a net loss of $24.8 million, a net increase of $3.5 million in deferred tax assets and a net decrease of $3.0 million in working capital, partially offset by interest expense of $13.5 million from mandatorily redeemable preferred stock, depreciation and amortization of $5.8 million, a loss of $5.5 million on the early extinguishment of debt, issuance of $4.8 million of senior debentures in lieu of paying interest and $1.0 million of noncash transaction costs related to the Merger. The decrease in working capital primarily resulted from a decrease in accrued expenses from December 31, 2004 to June 5, 2005.

Net cash used in operating activities for the period from June 6, 2005 to September 30, 2005 was $20.7 million. The net cash used in operating activities primarily resulted from accrued interest of $21.1 million on senior debentures related to the Merger, an unrealized gain of $8.0 million on a derivative instrument and a net decrease in working capital of $6.9 million, partially offset by net income of $6.3 million, depreciation and amortization of $4.6 million and a net decrease of $4.2 million in deferred tax assets. The decrease in working capital primarily resulted from a decrease in accrued expenses, excluding accrued interest, from June 6, 2005 to September 30, 2005.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006 was $428.4 million. During the nine months ended September 30, 2006, we used $413.0 million, net of cash acquired, for the Acquisitions, $11.8 million, net of cash acquired, for other acquisitions and $6.4 million for capital expenditures, which uses were partially offset by proceeds of $2.9 million from the sale of publications and other assets.

Net cash used in investing activities for the period from January 1, 2005 to June 5, 2005 was $1.1 million. The cash we used in investing activities during the period from January 1, 2005 to June 5, 2005 primarily consisted of capital expenditures of $1.0 million.

Net cash used in investing activities for the period from June 6, 2005 to September 30, 2005 was $26.7 million. During the period from June 6, 2005 to September 30, 2005, we used $21.6 million, net of cash acquired, in the Merger, $3.9 million, net of cash acquired, in other acquisitions and $1.2 million for capital expenditures.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was $411.9 million. The net cash provided by financing activities primarily resulted from net borrowings of $724.4 million under the 2006 Credit Facility, partially offset by the repayment of $304.4 million of borrowings under the 2005 Credit Facility, payment of $6.3 million of debt issuance costs in connection with the 2006 Credit Facility and payment of $2.0 million of offering costs.

Net cash used in financing activities for the period from January 1, 2005 to June 5, 2005 was $0.3 million. The net cash used in financing activities resulted from the extinguishment of $214.4 million of senior subordinated notes, senior discount notes, and senior preferred stock and payment of $2.4 million of debt issuance costs in connection with the 2005 Credit Facility, partially offset by net borrowings under the 2005 Credit Facility of $216.4 million.

Net cash provided by financing activities for the period from June 6, 2005 to September 30, 2005 was $49.8 million. The net cash provided by financing activities resulted from capital contributions of $222.0 million in connection with the Merger and net borrowings under the 2005 Credit Facility of $32.1 million, partially offset by the extinguishment of $203.5 million of preferred stock and senior debentures in connection with the Merger and payment of debt issuance costs of $0.8 million in connection with the 2005 Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position from December 31, 2005 to September 30, 2006.

Accounts Receivable. Accounts receivable increased $20.6 million from December 31, 2005 to September 30, 2006, of which $17.6 million and $0.9 million was acquired from the Acquisitions and other acquisitions, respectively. The remaining accounts receivable decrease of $2.9 million from December 31, 2005 to September 30, 2006 primarily resulted from an increase in sales for the last two months of the third quarter ended September 30, 2006 when compared to the last two months of the fourth quarter ended December 31, 2005.

Property, Plant, and Equipment. Property, plant, and equipment increased $40.8 million during the period from December 31, 2005 to September 30, 2006, of which $43.6 million, $2.9 million and $6.4 million of the increase resulted from the Acquisitions, other acquisitions and capital expenditures, respectively, partially offset by depreciation of $5.8 million, proceeds of $2.9 million from the sale of publications and other assets, assets held for sale of $2.4 million, a loss of $0.6 million on the sale of assets and an impairment of $0.2 million on long-lived assets.

Goodwill. Goodwill increased $196.1 million from December 31, 2005 to September 30, 2006, of which $194.0 million and $3.1 million of the increase resulted from the Acquisitions and other acquisitions, respectively, partially offset by a reduction of $1.0 million to the deferred tax valuation allowance related to the Merger.

Intangible Assets. Intangible assets increased $179.0 million from December 31, 2005 to September 30, 2006, of which $186.5 million and $5.1 million of the increase resulted from the Acquisitions and other acquisitions, respectively, partially offset by amortization of $10.4 million, assets held for sale of $1.4 million and an impairment of $0.7 million on long-lived assets.

Accounts Payable. Accounts payable increased $3.7 million from December 31, 2005 to September 30, 2006, of which $2.4 million was acquired from the Acquisitions. The remaining accounts payable increase of $1.3 million from December 31, 2005 to September 30, 2006 primarily resulted from an increase in accounts payable from June 6, 2006 to September 30, 2006 associated with one of our June 6, 2006 acquisitions. When we acquired CP Media on June 6, 2006, CP Media’s accounts payable balance was relatively low due to payments made immediately prior to the acquisition.

Accrued Expenses. Accrued expenses increased $12.5 million from December 31, 2005 to September 30, 2006, of which $9.6 million and $0.1 million was acquired from the Acquisitions and other acquisitions, respectively. The remaining accrued expenses increase of $1.7 million from December 31, 2005 to September 30, 2006 primarily resulted from an increase of $2.3 million in accrued interest and an increase of $0.6 million in accrued vacation, partially offset by a decrease of $1.1 million in accrued payroll and a net decrease of $0.1 million in other accrued expenses.

Long-term Debt. Long-term debt increased $420.6 million from December 31, 2005 to September 30, 2006, primarily resulting from net borrowings of $722.0 million under the first and second term loan facilities under the 2006 Credit Facility, partially offset by the extinguishment of $304.4 million under the 2005 Credit Facility. The current portion of long-term debt of $3.1 million as of December 31, 2005 was repaid before the 2006 Financing.

Contractual Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Term loan	$23,442	$23,235	$23,084	$22,873	$22,616	$311,568	$426,818
Revolving credit facility	571	571	571	571	571	8,592	11,447
Non-compete payments	207	207	151	111	17	—	693
Operating lease obligations	878	690	607	496	391	3,033	6,095

Total	$25,098	$24,703	$24,413	$24,051	$23,595	$323,193	$445,053

On June 6, 2006, in conjunction with consummation of the Acquisitions, we entered into the following new financial arrangements:

•	a $610.0 million first lien credit facility, consisting of a $570.0 million term loan facility which matures in December 2013 and bears interest equal to LIBOR plus 225 basis points and a $40.0 million revolving credit facility which matures in June 2013 and bears interest at the Company’s option equal to LIBOR plus an applicable margin or the Alternate Base Rate, as defined in the agreement (8.25% as of June 30, 2006) plus an applicable margin. The applicable margin is determined quarterly based on the Company’s Total Leverage Ratio, as defined in the agreement and ranges from 50 to 200 basis points. Neither of these debt facilities require periodic principal repayment prior to maturity; and

•	a $152.0 million second lien term loan facility which matures in June 2014 subject to earlier maturity upon the occurrence of certain events as defined in the agreement. This second lien term loan bears interest at the Company’s option equal to LIBOR plus 150 basis points or the Alternate Base Rate plus 50 basis points.

        In October, 2006, we used a portion of the net proceeds from the IPO to repay in full and terminate our $152.0 million second lien term loan credit facility. In addition, we used a portion of the net proceeds to pay down $12.0 million of the $570.0 million first lien term loan credit facility, reducing the balance and limit to $558.0, million and to repay in full the outstanding balance of $21.3 million under our $40.0 million revolving credit facility. In connection with the termination of our $152.0 million second lien term loan credit facility, and the $12.0 million reduction in borrowing capacity on the first lien term loan credit facility, we wrote off $1.4 million of deferred financing costs, in the fourth quarter of 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $(1.5) million, based on pro forma floating rate debt of $722.0 million outstanding at September 30, 2006, after consideration of the interest rate swaps described below.

On June 23, 2005, we executed an interest rate swap in the notional amount of $300 million with a forward starting date of July 1, 2005. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 4.135% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to the one-month LIBOR. On May 10, 2006, we executed an additional interest rate swap in the notional amount of $270 million with a forward starting date of July 3, 2006. The interest rate swap has a term of five years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.359% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to the one month LIBOR. These interest rate swaps effectively fix our interest rate on $570.0 million of our variable rate debt for the term of the swaps.

At September 30, 2006, after consideration of the forward starting interest rate swaps described above, approximately $162.9 million, or 22%, of the remaining principal amount of our debt is subject to floating interest rates.

Commodities

Certain materials we use are subject to commodity price changes. We manage this risk through instruments such as purchase orders, membership in a buying consortium and continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $550,000 based on pro forma as adjusted newsprint usage for the year ended December 31, 2005 of approximately 55,000 metric tons.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as follows:

Net income (loss) before:

•	Net income tax expense (benefit);

•	depreciation and amortization; and

•	other non-recurring items.

Management’s Use of Adjusted EBITDA.

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis.

Limitations of Adjusted EBITDA.

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss), include: the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of facilities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results.

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of net (loss) income to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this Quarterly Report on Form 10-Q may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2006	Period from January 1, 2005 to June 5, 2005	Period from June 6, 2005 to September 30, 2005
	(Successor)		(Successor)		(Successor)	(Predecessor)	(Successor)
	(in thousands)
Net (loss) income	$(11,360)		$7,057		$(9,367)	$(24,831)	$6,253
Income tax expense (benefit)	5,570		4,487		7,028	(3,027)	4,189
Unrealized loss (gain) on derivative instrument	1,241		(7,957)		(1,364)	—	(7,957)
Loss on early extinguishment of debt	—		—		702	5,525	—
Amortization of deferred financing costs	226		28		341	643	38
Interest expense – dividends on mandatorily redeemable preferred stock	—		—		—	13,484	—
Interest expense-debt	13,300		5,204		25,665	13,232	6,494
Impairment of long-lived assets	897		—		897	—	—
Transaction costs related to the Merger	—		—		—	7,703	2,850
Depreciation and amortization	7,763		3,421		16,207	5,776	4,550

Adjusted EBITDA	$17,637	(a)	$12,240	(b)	$40,109 (c)	$18,505 (d)	$16,417	(e)

(a)	Adjusted EBITDA for the three months ended September 30, 2006 includes a total of $2,742 net expense, which is comprised of non-cash compensation and other expense of $1,134, non-cash portion of post-retirement benefits expense of $317, integration and reorganization costs of $1,121 and a $170 loss on the sale of assets.

(b)	Adjusted EBITDA for the three months ended September 30, 2005 includes a total of $864 net expense, which is comprised of non-cash compensation and other expense of $210 and integration and reorganization costs of $654.

(c)	Adjusted EBITDA for the nine months ended September 30, 2006 includes a total of $5,914 net expense, which is comprised of non-cash compensation and other expense of $1,664, non-cash portion of post-retirement benefits expense of $422, integration and reorganization costs of $3,217 and a $611 loss on the sale of assets.

(d)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 includes a total of $1,577 net expense, which is comprised of non-cash compensation and other expense of $809 and management fees paid to prior owners of $768.

(e)	Adjusted EBITDA for the period from June 6, 2005 to September 30, 2005 includes a total of $904 net expense, which is comprised of non-cash compensation and other expense of $250 and integration and reorganization costs of $654.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Item 4.	Controls and Procedures

a) Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Our Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

b) Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. — Other Information

Item 1.	Legal Proceedings

The Company is not a party to any material legal or adverse regulatory proceedings.

Item 1a.	Risk Factors

There have been no material changes to the disclosure related to risk factors made in our Registration Statement on Form S-1 (File No. 333-135944), originally filed with the SEC on July 21, 2006 and subsequently amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC. (Registrant)

Date: November 15, 2006	/s/ Mark R. Thompson
Mark R. Thompson
Chief Financial Officer