Form 10-K
period 2006-12-31
GateHouse Media, Inc.
filed 2007-03-13
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33091

GateHouse Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4197635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 WillowBrook Office Park, Fairport, New York 14450

(Address of principal executive offices)

Telephone: (585) 598-0030

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, is not applicable as the registrant was not publicly traded as of June 30, 2006. The aggregate market value of the voting common equity held by non-affiliates based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on March 9, 2007, was $19.81. The registrant has no non-voting common equity. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

As of March 9, 2007, 37,178,880 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2007 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

GateHouse Media, Inc.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

Unless the context otherwise requires, in this report on form 10-K:

•	“2005 Credit Facility” refers to the term loan and revolving credit facilities that were entered into on February 28, 2005;

•	“2006 Credit Facility” refers to the first and second lien term loan credit facilities, as amended;

•	“2006 Financing” refers to the first and second lien term loan credit facilities that were entered into on June 6, 2006;

•	“2007 Credit Facility” refers to the amended and restated credit agreement dated February 27, 2007;

•	“Acquisitions” refers to the CNC Acquisition and the Enterprise Acquisition;

•	“CP Media,” and “CNC” refer to CP Media, Inc. and its predecessor entities;

•	“CP Media Acquisition,” and “CNC Acquisition” refer to the acquisition of substantially all of the assets, and assumption of certain liabilities, of CP Media;

•	“Enterprise” refers to Enterprise NewsMedia, LLC and its subsidiaries and predecessor entities;

•	“Enterprise Acquisition” refers to the acquisition of all of the equity interests of Enterprise;

•	“Fortress” refers to Fortress Investment Group LLC and certain of its affiliates, including certain funds managed by it or its affiliates;

•	“GAAP” refers to U.S. generally accepted accounting principles.

•	“GateHouse Media,” “GateHouse,” the “Company,” “we,” “our” and “us” refer to GateHouse Media, Inc. and its subsidiaries and predecessor entities;

•	“Lee Exchange” refers to the February 3, 2004 acquisition from Lee Enterprises, Inc. of newspapers in Corning, New York and Freeport, Illinois in exchange for newspapers in Nevada and Idaho.

•

“Merger” refers to the June 6, 2005 merger pursuant to which FIF III Liberty Holdings LLC, a wholly-owned subsidiary of Fortress, merged with and into our Company, with our Company surviving the merger and Fortress becoming our principal and controlling stockholder.

•	“Predecessor” refers to GateHouse prior to the consummation of the Merger;

•	“Predecessor Period” refers to the period prior to the consummation of the Merger;

•	“pro forma” refers to GateHouse after giving effect to the Merger, the Acquisitions and the 2006 Financing as of the beginning of the applicable period or as of the applicable date;

•	“Successor” refers to GateHouse after the consummation of the Merger;

•	“Successor Period” refers to the period after the consummation of the Merger

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “believe(s),” “will,” “would,” “seek(s),” “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Foward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to the risks identified by us under the heading “Risk Factors” in Item 1A of this report. Such forward-looking statements speak only as of the date of this report. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business

General Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company, a wholly-owned subsidiary of Hollinger International Inc., or its subsidiaries. On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC, entered into an agreement and plan of merger with us pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into us (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. Prior to the effectiveness of the Merger, affiliates of Leonard Green & Partners, L.P. controlled us.

Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 413 community publications and more than 230 related websites, serves over 136,000 business advertisers and reaches approximately 8 million people on a weekly basis. All data contained in this report regarding the number of our products, circulation, facilities or employees is as of December 31, 2006, unless otherwise indicated.

Our core products include:

•	74 daily newspapers with total paid circulation of approximately 386,000;

•	226 weekly newspapers (published up to three times per week) with total paid circulation of approximately 525,000 and total free circulation of approximately 477,000;

•	113 shoppers (generally advertising-only publications) with total circulation of approximately 1.9 million; and

•	more than 230 locally focused websites, which extend our franchises onto the internet.

In addition to our core products, we produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. During the last 12 months, we created more than 90 niche publications.

Our print and online products focus on the local community from both a content and advertising standpoint. Due to our focus on small and midsize markets, we are usually the primary, and sometimes the sole, provider of comprehensive and in-depth local markets information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant to our audience such as local news and politics, community and regional events, youth sports and local schools.

More than 70% of our daily newspapers have been published for more than 100 years and 93% have been published for more than 50 years. The longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a recognized media brand name in each community we serve. Due to these factors, our publications have high audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

We have a strong history of growth through acquisitions and new product launches. Since our inception, we have acquired 280 daily and weekly newspapers and shoppers and launched numerous new products, including 10 weekly newspapers. This strategy has been a critical component of our growth, and we expect to continue to pursue it in the future. We believe we have demonstrated an ability to successfully integrate acquired publications and improve their performance through sound management, including revenue generating and direct cost saving initiatives. Given our scale, we see significant opportunities to continue our acquisition and integration strategy within the highly fragmented local media industry.

We operate in 285 markets across 18 states. A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and provide consistent management. We share best practices across our organization, giving each publication the benefit of revenue producing and cost saving initiatives. We centralize functions such as ad composition, bookkeeping and production and give each publication in a cluster access to top quality production equipment, which we believe enables us to cost-efficiently provide superior products and service to our customers. In addition, our size allows us to achieve economies of scale in the purchase of insurance, newsprint and other supplies. We believe that these advantages, together with the generally lower overhead costs associated with operating in small and midsize markets, allow us to generate high operating profit margins.

Our advertising revenue tends to be stable and recurring because of our geographic diversity, with our revenues coming from markets across 18 states, the large number of products we publish and our fragmented, diversified local advertising customer base. Local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels in which to reach the local audience. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting, real estate and automotive categories, which are generally more sensitive to economic conditions.

Industry Overview

We operate in what is sometimes referred to as the “hyper-local” or community market within the media industry. Media companies that serve this segment provide highly focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique nature of their content, community publications compete to a limited extent for advertising customers with other forms of media, including:

direct mail, directories, radio, television, outdoor advertising and the internet. We believe that local publications are the most effective medium for retail advertising, which emphasizes the price of goods, in contrast to radio and broadcast and cable television, which are generally used for image advertising.

Locally focused media in small and midsize communities is distinct from national and urban media delivered through outlets such as television, radio, metropolitan and national newspapers and the internet. Larger media outlets tend to offer broad based information to a geographically scattered audience. In contrast, locally oriented media outlets deliver a highly focused product that is often the only source of local information. Our segment of the media industry is also characterized by high barriers to entry, both economic and social. Small and midsize communities can generally only sustain one newspaper. Moreover, the brand value associated with long-term reader and advertiser loyalty, and the high start-up costs associated with developing and distributing content and selling advertisements, help to limit competition. Companies within the industry generally produce stable revenues and operating profit margins as a result of these competitive dynamics and the value created for advertisers by hyper-local content and community relationships.

Industry Fragmentation

The U.S. community newspaper industry is large and highly fragmented. We believe that there are more than 1,400 daily newspapers in the United States. We also believe that more than 1,200, or approximately 85%, of these newspapers have daily circulation of less than 50,000, which we generally define as local or community newspapers.

We believe that there are only 12 companies that own more than 25 daily newspapers each and only five (including our Company) that own more than 50. Of the approximately 380 owners of daily newspapers in the United States, more than 350, or 93%, own less than 10 newspapers each. We believe this fragmentation provides significant consolidation opportunities in the community newspaper industry. We also believe that fragmentation and significant acquisition opportunities exist in complementary hyper-local businesses such as directories, traders, direct mail and locally focused websites.

Advertising Market

In 2005, the entire U.S. advertising market generated approximately $280 billion in revenue. We believe the locally oriented segment generated approximately $100 billion, or 36%, of this revenue.

The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals who reside in the market that a publication serves. By combining paid circulation publications with total market coverage publications such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change due to the internet and the wide array of available information sources, we have seen mass advertisers shift their focus toward targeted local advertising. Moreover, in addition to printed products, the majority of local publications have an online presence that further leverages the local brand and ensures higher penetration into a given market.

The Internet

The time spent online each day by media consumers continues to grow rapidly and newspaper web sites offer a wide variety of content providing comprehensive, in-depth and up-to-the minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet.

We believe that local publications are well positioned to capitalize on their existing market franchise and grow their total audience base by publishing proprietary local content online. Local online media sites now include classifieds, directories of business information, local advertising, databases and most recently, audience-contributed content. This additional community-specific content is expected to further extend and expand both the reach and the brand of the publications with readers and advertisers.

According to a Belden Associates study of local news web sites released in May 2006, building a strong local online business extends the core audience of a local publication an average of 13% to 15%. Market-based telephone surveys by the same group put that extended reach estimate as high as 19%. The website study also showed that the two primary drivers attracting visitors to a local media site were sections displaying “Local news of the day” and “Breaking news.”

The opportunity created by the extension of the core audience makes local online advertising an attractive complement for existing print advertisers while opening up new opportunities to attract local advertisers that have never advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they typically are not significant advertisers in community publications, the internet offers them a powerful medium to reach targeted local audiences.

Circulation

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.5% since 1996 and 0.8% during the three-year period from 2002 to 2004. Unlike daily newspapers, total circulation of weekly publications has increased at an average annual rate of 1.0% over the same period. The charts below present industry circulation trends from 1996 through 2005.

Total U.S. Daily Newspaper Circulation(1) (in millions)	Total U.S. Weekly Newspaper Circulation(1) (in millions)

(1) Source: Newspaper Association of America

Our Strategy

We seek to grow revenue and cash flow per share by leveraging our community-based franchises and relationships to increase our product offerings, penetration rates and market share in the communities we serve and by pursuing a disciplined approach to acquisitions. The key elements of our strategy are:

Maintain Our Dominance in the Delivery of Proprietary Content in Our Communities. We seek to maintain our position as a leading provider of local content in the markets we serve and to leverage this position to strengthen our relationships with both readers and advertisers, thereby increasing penetration rates and market share. A critical aspect of this approach is to continue to provide local content that is not readily obtainable elsewhere.

Pursue a Disciplined and Accretive Acquisition Strategy in Existing and New Markets. The local media industry is highly fragmented and we believe we have a strong platform for creating additional shareholder value. We evaluate acquisitions on an ongoing basis and intend to pursue acquisitions of locally focused media businesses, including directories, traders, direct mail and web site operators, that are accretive to our cash flow and meet our requirements with respect to, among other things, leveraging, EBITDA and clustering. From time to time, we are in discussions with potential acquisition candidates and, although we are not a party to any agreements for future acquisitions, we are currently participating in competitive sales processes for several companies that meet our acquisition criteria. There can be no assurance that we will succeed in acquiring any of these companies. We continue to have a disciplined approach to acquisitions and are likely to pursue only acquisitions that are additive to our existing clusters, or are large enough to form the basis of a new cluster, or provide a platform for entry into new markets or locally focused media products.

Leverage Benefits of Scale and Clustering to Increase Cash Flows and Operating Profit Margins. We intend to continue to take advantage of geographic clustering to realize operating and economic efficiencies in areas such as labor, production, overhead, raw materials and distribution costs. We believe we will be able to expand our operating profit margins as we streamline and further centralize purchasing and administrative functions and integrate acquired properties.

Introduce New Products or Modify Our Products to Enhance the Value Proposition for Our Advertisers. We believe that our established positions in local markets, combined with our publishing and distribution capabilities, allow us to develop and customize new products to address the evolving interests and needs of our readers and advertisers. These products are often specialty publications that address specific interests such as employment, healthcare, hobbies and real estate. In addition, we intend to capitalize upon our unique position in local markets to introduce other marketing oriented products such as directories, shoppers and other niche publications in both online and printed format in order to further enhance our value to advertisers.

Pursue a Content-Driven Internet Strategy. We believe that we are well positioned to increase our online penetration and generate additional online revenues due to both our ability to deliver unique local content and our relationships with readers and advertisers. We believe this presents an opportunity to increase our overall audience penetration rates and advertising market share in each of the communities we serve. We expect that centralizing our technology and building a network of websites will allow us to aggregate classified advertisements and build online classified products in areas such as real estate, automotive and recruitment. We will also have the ability to sell traditional online advertising locally and nationally. Finally, we will generally be able to share content across our organization within this network. This gives each of our publications access to technology, online management expertise, content and advertisers that they could not obtain or afford if they were operating independently.

Increase Sales Force Productivity. We aim to increase the productivity of our sales force and, in turn, advertising revenues. Our approach includes ongoing company-wide training of sales representatives and sales managers with training programs that focus on strengthening their ability to gather relevant demographic information, present to customers, effectively utilize time and close on sales calls. Our training includes sharing “best practices” of our most successful account representatives. Finally, for managers, we will create a “train the trainer” program to enable our clusters to effectively propagate our training programs. We will regularly evaluate the performance of our sales representatives and sales management and implement contests and other incentive compensation programs. We will also regularly evaluate our advertising rates to ensure that we are maximizing revenue opportunities.

Products

Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers and (iv) niche publications. Key characteristics of each of these types of publications are summarized in the table below:

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free

Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed weekly, monthly or on annual basis

Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded or booklet	Printed on newsprint or glossy, folded, booklet, magazine or book

Content:	50% editorial (local news and coverage of community events, some national headlines) and 50% ads (including classifieds)	50% editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and 50% ads (including classifieds)	Almost 100% ads, primarily classifieds, display and inserts	Niche content and targeted ads (e.g., Chamber of Commerce city guides, tourism guides and special interest publications such as, seniors, golf, real estate, calendars and directories)

Income:	Revenue from advertisers, subscribers, rack / box sales	Paid: Revenue from advertising, rack / box sales Free: Advertising revenue only, provide 100% market coverage.	Paid: Revenue from advertising, rack / box sales Free: Advertising revenue only, provide 100% market coverage	Paid: Revenue from advertising, rack / box sales Free: Advertising revenue only

Internet Availability:	Available online	Major publications available online	Major publications available online	Selectively available online

In addition, through a recent acquisition, completed in the first quarter of 2007, we have also added on-line and print telephone directories to our product mix.

Overview of Operations

We operate in five geographic regions: Northeast, Western, Northern Midwest, Southern Midwest and Atlantic. A list of our dailies, weeklies and shoppers in each of our geographic regions is included under “List of Our Dailies, Weeklies and Shoppers” in this report. We also operate over 230 related websites. A list of such websites is included under “List of Websites” in this report.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation(1)
Operating Region	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Northeast	6	109	8	364,632	773,676	1,138,308
Western	20	69	32	276,766	445,974	722,740
Northern Midwest	18	15	27	102,100	443,035	545,135
Southern Midwest	19	23	28	74,049	405,130	479,179
Atlantic	11	10	18	84,991	323,565	408,556

Total	74	226	113	902,538	2,391,380	3,293,918

(1)	Circulation statistics are estimated by our management as of December 31, 2006, except that audited circulation statistics, to the extent available, are utilized as of the audit date.

Northeast Region. We are one of the largest community newspaper publishers in New England by number of daily publications, serving 160 communities in markets across eastern Massachusetts. All of our current Northeast publications are located in the Boston Designated Market Area (“DMA”), including 6 daily and 109 weekly newspapers, 8 shoppers and numerous specialty publications serving a contiguous market area north, west and south of Boston, extending through Cape Cod. Our three largest daily newspapers are located in our Northeast region: The Patriot Ledger (founded in 1837 with circulation of 53,216), the Enterprise (founded in 1880 with circulation of 31,569) and the MetroWest Daily News (founded in 1897 with circulation of 21,363).

Many of the towns within our Northeast region were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our Northeast region has 32 daily and weekly newspapers that are over 100 years old.

Our publications serve some of the most demographically desirable communities in New England. The Boston DMA is the fifth largest market in the United States with 2.4 million households and 6.2 million people, and ranks first nationally in concentration of colleges and universities.

Massachusetts boasts nearly 1 million households in the region earning greater than $75,000, and a 62% homeownership rate. According to Scarborough Research, daily newspaper readership in the top 10 DMA’s reaches 70% of the market in a 5-day cumulative audience. We reach 1.7 million readers in the Eastern Massachusetts market.

The Boston DMA has a strong retail base and is home to a number of large regional malls including the South Shore Plaza, the largest retail shopping center in New England. Retail sales in the Boston market totaled $121 billion in 2006, making this concentrated area an important market for local and national advertisers alike.

Boston also is widely recognized as an employment center for leading growth industries such as technology, biotechnology, healthcare and higher education. Many of the region’s leading employers are located in the communities served by our Northeast region’s publications. Thus, residents can work and shop close to home, making the news, information and local advertising provided by our publications integral to their lives.

The following table sets forth information regarding our publications and production facilities in the Northeast region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	6	109	8	4

In the first quarter of 2007, we acquired two daily and three weekly newspapers, as well as two shopper publications in the Northeast region, with an aggregate circulation of approximately 122,000.

Western Region. Our Western region encompasses Illinois, parts of Minnesota, California, Colorado, Arizona and Wisconsin and a total of 20 daily and 69 weekly newspapers and 32 shoppers. In addition to a geographic mix, we benefit from a diverse economic and employment base across the region.

We are the largest newspaper publishing company in Illinois, by number of daily publications, with 16 daily and 49 weekly newspapers and 21 shoppers. The majority of our publications in Illinois are published in three main clusters that serve southern Illinois, west central Illinois and northwest suburban Chicago. Each of our 86 publications is published at one of the 9 press plants we operate across the state.

The southern Illinois cluster is anchored by the 20,256 paid circulation weekly, the SI Trader, and eight daily newspapers serving contiguous communities with a combined 22,106 daily circulation. The grouping of these publications, as well as the complementary weekly offerings, provides advertisers with the opportunity for total market coverage at cost effective rates. Located approximately 110 miles from St. Louis, Missouri, this cluster’s communities include two universities, multiple healthcare facilities, manufacturing and agricultural employers and the 119-store Central Mall in Marion, Illinois.

Our western Illinois cluster has grown from two dailies and two shoppers at our inception to 18 publications located in Aledo, Canton, Galesburg, Geneseo, Kewanee, Macomb, Monmouth and Pekin. This cluster includes five dailies, six weeklies and seven shoppers. This region is characterized by its colleges and universities such as Knox College, Bradley University, Monmouth College and Western Illinois University and local employers such as Caterpillar, John Deere, Monsanto, Pioneer and Archer Daniels Midland. In addition, the Coast Guard and National Guard each maintain bases in the area. The proximity of the communities in this cluster allows for combination advertising sales in the area.

Our suburban Chicago cluster publishes 26 weekly newspapers in the affluent southern and western suburbs of Chicago. This group was built through a series of five acquisitions and the subsequent centralization of back-office functions. The Chicago cluster is home to a number of Fortune 500 companies, including Boeing, Kraft Foods, Walgreen, Sears, McDonalds and Motorola.

In April 2004, we acquired Independent Delivery Service (“IDS”) in the suburban Chicago cluster. IDS is a door-to-door distribution service that offers a cost effective method for large or small businesses to deliver their advertising messages. IDS specializes in door hangers, newspapers, product samples, flyers, community guides, advertising circulars, catalogs, phone directories and newsletters. IDS offers targeted delivery to over 2 million households per week in nine counties in our suburban Chicago cluster. Prior to the acquisition, we were an IDS customer, with over 3 million newspapers delivered annually. This acquisition enables us to control delivery in this cluster to cost-effectively launch new products.

The southwest Minnesota cluster, near Marshall and Mankato, was built through a 1999 acquisition of seven weeklies and four shoppers in the cities of Cottonwood, Granite Falls, Montevideo, Redwood Falls, St. James, Sleepy Eye and Wabasso. Following the initial acquisition, we acquired two additional weeklies and, in 2003, launched shopper publications in three markets. Each of the weekly publications serves an independent community with a population of less than 10,000 people who rely almost entirely on our publications for their local news. The printing for a majority of these publications has been consolidated to one print plant in Montevideo, Minnesota. Local employers include Schwan Food Company, Archer Daniels Midland and Southwest State University. The cluster includes numerous other colleges and universities, including Minnesota State College-Mankato, Gustavus Adolphus College and Rasmussen College. There is also a diverse mix of local retailers, including several automobile dealerships and supermarkets, national chains and mass merchants.

In Colorado, we operate a daily newspaper and two weekly newspapers in Telluride and the surrounding area and a daily newspaper along with an agricultural publication in LaJunta. As a high-end tourism destination, the Telluride market has an attractive demographic and growth profile.

Three of our weeklies in California are located in the Mt. Shasta area of northern California, where tourism is a major economic force. We also operate a daily in Yreka and a weekly newspaper in Gridley, which is currently experiencing significant growth due to migration from Sacramento. Our daily newspaper in Ridgecrest serves a growing community that includes the China Lake naval base.

The following table sets forth information regarding our publications and production facilities in the Western region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	16	49	21	9
Southern Minnesota	0	7	4	1
California	2	5	5	3
Colorado	2	5	1	1
Arizona	0	2	1	1
Wisconsin	0	1	0	0

Total	20	69	32	15

Northern Midwest Region. Our Northern Midwest region comprises 18 daily and 15 weekly newspapers and 27 shoppers spanning seven states: Michigan, parts of Minnesota, North Dakota, Iowa, Nebraska, Kansas and parts of Missouri. Each of our daily newspapers and five of our weeklies in the Northern Midwest region serve communities located in a county seat. Our daily and weekly news products in this region average more than 100 years in continuous operation and our shopper publications are among the first ever published, with histories dating to the early 1960s.

The communities we serve in our Northern Midwest region are largely rural but also support educational institutions, government agencies (including prisons and military bases), tourism, veterinary medicine and ethanol manufacturing. The area is also strong in the automotive (including recreational vehicles), boat, home construction products and furniture manufacturing sectors.

The greatest concentration of circulation and market presence in our Northern Midwest region is in northern Missouri where we operate seven daily and one weekly newspaper and nine shoppers. We cover the 19,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

We also have a presence in southern Michigan where three of our dailies—Adrian, Coldwater and Sturgis—along with three weeklies and five shoppers blanket the south central portion of the state and into Indiana. The 14,699-circulation Adrian Daily Telegram is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg and Jackson State Prison, and a number of colleges and universities.

Our Kansas City cluster includes seven publications (two daily and two weekly newspapers and three shoppers) located in the eastern Kansas cities of Leavenworth, Kansas City and Shawnee. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we launched our military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster, with a population over 700,000, is home to several prominent companies, including Hallmark, H&R Block, Interstate Bakeries, and the University of Kansas.

We also have clusters in and around Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota) and near Mason City, Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.

The following table sets forth information regarding our publications and production facilities in the Northern Midwest region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Michigan	6	4	8	5
Minnesota	1	1	2	2
North Dakota	1	0	1	1
Iowa	1	5	4	1
Nebraska	0	2	1	1
Kansas	2	2	2	1
Northern Missouri	7	1	9	5

Total	18	15	27	16

Southern Midwest Region. Our Southern Midwest region comprises 19 daily and 23 weekly newspapers and 28 shoppers in parts of Missouri, Kansas, Arkansas and Louisiana.

Our southern Missouri operations are clustered around Lake of the Ozarks and Joplin. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, Lake of the Ozarks has benefited from significant retail expansion, including many new businesses that advertise in our publications, tourism and an influx of second home residents over the last several years. Our three daily and seven weekly newspapers and eight shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.

The Joplin cluster is located in southwest Missouri and produces three daily and two weekly newspapers and four shoppers that serve a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort and several large medical centers in addition to a diverse mix of retail businesses, including the 120-store Northpark Mall.

The Wichita cluster, with a population of approximately 600,000 people, consists of six dailies, four weeklies and six shoppers in the towns of Augusta, Derby, El Dorado, Pratt, Wellington and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertisers a package providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a key component of the local economy.

In Louisiana, we have an operating cluster in the southwestern part of the state, located between Lake Charles and Alexandria. This cluster consists of six publications located in the cities of Leesville, Sulpher, DeRidder and Vinton. A new press configuration has increased the quality of our products in the area and provides an opportunity for additional commercial print revenue. Local employers include major manufacturers such as Alcoa, Firestone, International Paper and Proctor & Gamble. We also expect the return of military personnel to the recently reopened Fort Polk base to drive revenue at our Guardian publication.

Our Baton Rouge cluster is a relatively new cluster developed through a series of acquisitions. The group consists of four weeklies and three shoppers in the southeastern Louisiana cities of Donaldsville, Gonzales, Pierre Part and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.

The following table sets forth information regarding our publications and production facilities in the Southern Midwest region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Southern Missouri	5	10	12	2
Kansas	6	4	6	2
Louisiana	4	5	6	3
Arkansas	4	4	4	2

Total	19	23	28	9

Atlantic Region. Our holdings in New York, Pennsylvania and West Virginia are anchored by two clusters, one in the area around Honesdale in northeastern Pennsylvania and the other in the area around Corning and Hornell in southwestern New York. Virtually all of our 11 dailies in the Atlantic region date back more than 125 years.

Our Honesdale cluster, approximately 30 miles from Scranton, Pennsylvania, consists of six publications in the cities of Carbondale, Honesdale and Hawley, Pennsylvania, along with Liberty, New York, located just across the Delaware River to the east. The cluster was created from our daily and shopper operations in Honesdale and later supplemented by the acquisition of weeklies and shoppers in Carbondale and Liberty. Tourism is a resurgent growth industry in and around this cluster, highlighted by ongoing development in the Pocono Mountains, the Delaware River Valley and Lake Wallenpaupack, near Hawley, Pennsylvania. This area also enjoys a stable housing and job market, due in part to its proximity to the greater Scranton-Wilkes Barre metropolitan area. Local employers include General Dynamics, Blue Cross/Blue Shield, Commonwealth Telephone and various colleges and universities, medical centers and governmental agencies.

In southwestern New York, our operations are centered around four publications based in Steuben County. In Corning, The Leader, a recently acquired 11,405 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning

Incorporated. Due to Corning Incorporated’s presence, this has become a vibrant retail community. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,800 circulation Steuben Courier, a free-distribution weekly. The Hornell-Canisteo Penn-E-Saver, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Allegany County Pennysaver, cover most households. In Livingston County to the north, the Dansville-Wayland Pennysaver, the Geneseeway Shopper and the Genesee Country Express complement one another with combined circulation of over 23,000. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to approximately 17,000 households centered around the county seat of Penn Yan.

In nearby Chemung County, the 26,000 circulation Horseheads Shopper anchors our presence in this area, along with the Morning Times in Sayre, Pennsylvania. The majority of the southwestern New York cluster parallels future Interstate 86 across the central Southern Tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Houghton College. In addition to the clustered publications, we have several strong standalone newspapers in the Atlantic region with total circulation of approximately 135,000. Our standalone daily publications in Waynesboro, Pennsylvania and Herkimer, New York, are complemented by at least one other GateHouse publication nearby, allowing for printing synergies and cross-selling opportunities.

The following table sets forth information regarding our publications and production facilities in the Atlantic region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
New York	6	4	14	4
Pennsylvania	4	4	2	3
West Virginia	1	2	2	2

Total	11	10	18	9

In the first quarter of 2007, we acquired one daily, 13 weekly, 10 shopper and one niche publication in the Atlantic region with an aggregate circulation of approximately 292,000.

Revenue

Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including single copy sales and home delivery subscriptions) and (iii) other (primarily commercial printing). In 2006, advertising, circulation and other revenue accounted for approximately 77%, 17% and 6%, respectively, of our pro forma total revenue. The contribution of advertising, circulation and other revenue to our total revenue in 2004, 2005 and 2006 and to pro forma total revenue in 2006 was as follows:

	Year ended December 31, 2004	Period from January 1, 2005 to June 5, 2005	Period from June 6, 2005 to December 31, 2005	Non-GAAP Combined Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2006
	(Predecessor)	(Predecessor)	(Successor)		(Successor)	(Pro Forma)
	(in thousands)
Revenue:
Advertising	$148,291	$63,172	$88,798	$151,970	$238,721	$298,446
Circulation	34,017	14,184	19,298	33,482	52,656	66,104
Commercial printing and other	17,776	8,134	11,415	19,549	23.553	25,421

Total revenue	$200,084	$85,490	$119,511	$205,001	$314,930	$389,971

Advertising

Advertising revenue is the largest component of our revenue, accounting for approximately 74%, 74% and 76% of our total revenue in 2004, 2005 and 2006, respectively, and 76% of our pro forma total revenue in 2006. We categorize advertising as follows:

•	Local Display—local retailers, local accounts at national retailers, grocers, department and furniture stores, auto dealers, niche shops, restaurants and other consumer related businesses.

•	Local Classified—local employment, automotive, real estate and other advertising.

•	National—national and major accounts such as wireless communications companies, airlines and hotels.

We believe that our advertising revenue tends to be more stable than the advertising revenue of large metropolitan and national print media because we rely primarily on local rather than national advertising. We generally derive 95% of our advertising revenue from local advertising (both local display and local classified) and only 5% from national advertising. Local advertising tends to be less sensitive to economic cycles than national advertising as local businesses generally have fewer effective advertising channels through which to reach their customers. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting, real estate and automotive categories, which are generally more sensitive to economic conditions.

Our advertising rate structures vary among our publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics. Our corporate management works with our local newspaper management to approve advertising rates and a portion of our publishers’ compensation is based upon increases in advertising revenue. We share advertising concepts throughout our network of publishers and advertising managers, enabling them to utilize advertising products and sales strategies that are successful in other markets we serve.

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our pro forma total revenue in 2006 or our total revenue in 2004, 2005 or 2006, and our 20 largest advertisers accounted for less than 5% of our pro forma total revenue in 2006.

Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter is, historically, our weakest quarter of the year in terms of revenue. Correspondingly, our fourth fiscal quarter is, historically, our strongest quarter, because it includes heavy holiday season advertising. We expect that this seasonality will continue to affect our advertising revenue in future periods.

Circulation

Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. We own 74 paid daily publications that range in circulation from approximately 1,000 to over 53,000 and 191 paid weekly publications that range in circulation from approximately 1,000 to 20,000. Circulation revenue accounted for approximately 17%, 16% and 17% of our total revenue in 2004, 2005 and 2006, respectively, and 17% of our pro forma total revenue in 2006.

Subscriptions are typically sold for three- to twelve-month terms and often include promotions to extend the average subscription period. We implement marketing programs to increase readership through subscription and single copy sales, including Company-wide and local circulation contests, door-to-door sales and strategic alliances with local schools in the form of “Newspapers in Education” programs. In addition, since the adoption of the Telemarketing Sales Rule by the Federal Trade Commission in 2003, which created a national “do not call” registry, we have increased our use of “EZ Pay” programs, door to door sales, kiosks, sampling programs, in-paper promotions and online promotions to increase our circulation.

We encourage subscriber use of EZ Pay, a monthly credit card charge and direct bank debit payment program, which has led to higher retention rates for subscribers. We also use an active stop-loss program for all expiring subscribers. Additionally, in order to improve our circulation revenue and circulation trends, we periodically review the need for quality enhancements, such as:

•	Upgrading and expanding printing facilities and printing presses.

•	Increasing the use of color and color photographs.

•	Improving graphic design, including complete redesigns.

•	Developing creative and interactive promotional campaigns.

•	Converting selected newspapers from afternoon to morning publications.

•	Converting selected publications from free circulation to paid and vice versa.

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Other sources of revenue, including commercial printing, accounted for approximately 9%, 10% and 7% of our total revenue in 2004, 2005 and 2006, respectively, and 7% of our pro forma total revenue in 2006.

Printing and Distribution

We operated 53 print facilities and had an additional print facility up for sale. We own 52 of these facilities (including the facility up for sale) and lease the remaining two. Each of our print facilities produces eight publications on average and is generally located within 60 miles of the communities it serves. Our publications are generally fully paginated using image-setter technology, which allows for design flexibility and high quality reproduction of color graphics. By clustering our production resources, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Newsprint

We have been a member of a newsprint-buying consortium since March 2002 which enables our local publishers to obtain favorable pricing by purchasing newsprint from local mills at reduced rates negotiated by the consortium. As a result, we have generally been able to purchase newsprint at a price of $10 to $12 per metric ton below the market price. On August 1, 2006, we switched to a larger newsprint-buying consortium that will give us improved pricing and assurance of adequate supply as compared to our previous newsprint provider. We generally maintain a 30-day inventory of newsprint.

Historically, the market price of newsprint has been volatile, reaching a high of approximately $750 per metric ton in 1996 and a low of $410 per metric ton in 2002. The average market price of newsprint during 2006 was approximately $662 per metric ton.

In 2006, on a pro forma basis, we purchased approximately 50,000 metric tons of newsprint (including for commercial printing) and the cost of our newsprint consumption totaled approximately $31.9 million. Our newsprint expense generally averages less than 10% of total revenue, which compares favorably to larger, metropolitan newspapers.

Competition

Each of our publications competes for advertising revenue to varying degrees with direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers and other print and online media sources. However we believe that barriers to entry are high in our markets due to our position as the preeminent source for local news and information therein, because our markets are generally not large enough to support a second newspaper and because our local news gathering infrastructures, sales networks and relationships would be time consuming and costly to replicate.

We provide our readers with community-specific content, which is generally not available from other media sources. Our direct and focused coverage of the market and our cost effective advertising rates relative to more broadly circulated metropolitan newspapers allow us to tailor an approach for our advertisers. As a result, our publications generally capture a large share of local advertising in the markets they serve.

The level of competition and primary competitors we face vary from market to market. The competitive environment in each of our operating regions is discussed in greater detail below.

Northeast Region. In the Northeast region, the Boston Globe, a metropolitan daily owned by the New York Times Company, competes with us throughout eastern Massachusetts. In addition, we compete in Massachusetts with more than 30 other weekly or daily newspaper companies (that publish a combined total of approximately 16 dailies and 50 weeklies), three major radio station operators, five local network television broadcasters, one cable company and numerous niche publications for advertising revenues. We believe that our publications generally deliver the highest household coverage in their respective markets.

Western Region. The Western region consists of 50 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market we are in, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services such as attorneys and doctors and not the local retail advertisers, as is the focus with our publications. In the Western region, we face regional competition with three of our daily newspapers in Illinois. Copley Newspapers has a daily newspaper in Galesburg, Illinois where they compete with our daily in Monmouth and our weekly in Galesburg. Copley also has a daily newspaper in Peoria that competes regionally with us in the Pekin market. Lee Enterprises has the Southern Illinoisan that is located in Carbondale. This is a regional newspaper that competes with our dailies in Marion, Neton, DuQuoin. In all three of these cases, we believe our publications are the dominant local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and we do not believe it is significant. We have very little television competition in the Western region because of our geographic location in relation to major markets. There are no local television affiliates in our markets.

Northern Midwest Region. In the Northern Midwest region, our only significant competition comes from regional television stations in Adrian, Michigan and Leavenworth, Kansas. We also face competition from dozens of other competitors such as other local daily and weekly papers and niche publications, as well as radio, other television stations, directories, direct mail and non-local internet websites, but none of these have proven to be significant.

Southern Midwest Region. In the Southern Midwest region, our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications. We believe our publications tend to be the dominant publications in their market.

Atlantic Region. Daily newspapers owned by Gannett Publishing (The Star-Gazette in Elmira, NY; the Observer-Dispatch in Utica, NY; and the Chambersburg (PA) Public-Opinion) compete with us in several markets in the Atlantic region. We also face competition from other major newspaper companies in several other Atlantic region markets: Schurz Communication’s Hagerstown (MD) Herald-Mail; Times-Shamrock Company’s Scranton (PA) The Times-Tribune and Towanda Daily/ Sunday Review; Ottoway’s Sunbury Daily Item; Ogden-Nutting’s Williamsport Sun-Gazette; Newshouse Newspaper’s Syracuse Post-Standard; and CNHI’s Cumberland (MD) Times News. Our competitors in the Atlantic region also include numerous other daily and weekly newspapers, local radio stations, shopping guides, directories and niche publications. We believe our publications, many of which have an extensive history in the market, tend to be the dominant local publication. Competition in the Atlantic region tends to be based on penetration, demographic and quality factors, as opposed to price factors.

Management and Employees

Each of the seven members of our executive management team has an average of approximately 23 years of industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles. We also have a seasoned team of managers at the local level, where our 105 publishers have an average of approximately 20 years of industry experience.

As of December 31, 2006, we had approximately 4,000 full time employees, consisting of hourly and salaried employees. We employ union personnel at forty four of our 413 core publications (less than 292 full-time equivalent employees). Accordingly, approximately 93% of our workforce is non-unionized. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

Environmental Matters

We believe that we are substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, local and foreign environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had, and will continue to have, an impact on our operations, but has, since our incorporation in 1997, been accomplished without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on us. Our operations involve risks in these areas, however, and we cannot assure you that we will not incur material costs or liabilities in the future which could adversely affect us.

Corporate Governance and Public Information

The address of our website is www.gatehousemedia.com. Stockholders can access a wide variety of information on our website, including news releases, Securities and Exchange Commission (the “SEC”) filings, information we are required to post online pursuant to applicable SEC and New York Stock Exchange rules, newspaper profiles and online links. We make available via our website, all filings we make under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of our corporate website nor any other website referred to in this report is not incorporated by reference into this report unless expressly noted.

List of Our Dailies, Weekly and Shoppers

Our dailies, weeklies and shoppers in each of our five geographic regions are listed below:

Northeast Region

Publication	Principal City, State	Type	Publication	Principal City, State	Type

The Enterprise	Brockton, MA	Daily	Halifax/Plympton Reporter	Halifax, MA	Paid Weekly

The MetroWest Daily News	Framingham, MA	Daily	Hamilton-Wenham Chronicle	Hamilton, MA	Paid Weekly

The Milford Daily News	Milford, MA	Daily	Hanover Mariner	Hanover, MA	Paid Weekly

The Daily News Transcript	Norwood, MA	Daily	The Harvard Post	Harvard, MA	Paid Weekly

Patriot Ledger	Quincy, MA	Daily	Harwich Oracle	Harwich, MA	Paid Weekly

The Daily News Tribune	Waltham, MA	Daily	The Hingham Journal	Hingham, MA	Paid Weekly

Abington Mariner	Abington, MA	Paid Weekly	Holbrook Sun	Holbrook, MA	Paid Weekly

The Beacon	Acton/Boxboro, MA	Paid Weekly	Holliston TAB	Holliston, MA	Paid Weekly

Allston/Brighton TAB	Allston, MA	Paid Weekly	Hopkinton Crier	Hopkinton, MA	Paid Weekly

Amesbury News	Amesbury, MA	Paid Weekly	Hudson Sun	Hudson, MA	Paid Weekly

The Arlington Advocate	Arlington, MA	Paid Weekly	The Register	Barnstable, MA	Paid Weekly

Ashland TAB	Ashland, MA	Paid Weekly	Ipswich Chronicle	Ipswich, MA	Paid Weekly

Bedford Minuteman	Bedford, MA	Paid Weekly	Kingston Reporter	Kingston, MA	Paid Weekly

Belmont Citizen-Herald	Belmont, MA	Paid Weekly	Lexington Minuteman	Lexington, MA	Paid Weekly

Beverly Citizen	Beverly, MA	Paid Weekly	Lincoln Journal	Lincoln, MA	Paid Weekly

Billerica Minuteman	Billerica, MA	Paid Weekly	Littleton Independent	Littleton, MA	Paid Weekly

The Bolton Common	Bolton, MA	Paid Weekly	Malden Observer	Malden, MA	Paid Weekly

Tri-Town Transcript	Boxford, MA	Paid Weekly	Mansfield News	Mansfield, MA	Paid Weekly

Braintree Forum	Braintree, MA	Paid Weekly	Marblehead Reporter	Marblehead, MA	Paid Weekly

The Cape Codder	Brewster, MA	Paid Weekly	The Sentinel	Marion, MA	Paid Weekly

Burlington Union	Burlington, MA	Paid Weekly	Marlborough Enterprise	Marlborough, MA	Paid Weekly

The Upper Cape Codder	Bourne, MA	Paid Weekly	Marshfield Mariner	Marshfield, MA	Paid Weekly

Cambridge Chronicle	Cambridge, MA	Paid Weekly	The Beacon-Villager	Maynard/Stow, MA	Paid Weekly

Canton Journal	Canton, MA	Paid Weekly	Medfield Press	Medfield, MA	Paid Weekly

Carver Reporter	Carver, MA	Paid Weekly	Medford Transcript	Medford, MA	Paid Weekly

Chelmsford Independent	Chelmsford, MA	Paid Weekly	Melrose Free Press	Melrose, MA	Paid Weekly

The Lancaster Times & Clinton Courier	Clinton, MA	Paid Weekly	Natick Bulletin & Tab	Natick, MA	Paid Weekly

Cohasset Mariner	Cohasset, MA	Paid Weekly	North Andover Citizen	North Andover, MA	Paid Weekly

The Concord Journal	Concord, MA	Paid Weekly	The Northborough/ Southborough Villager	Northborough/ Southborough, MA	Paid Weekly

Danvers Herald	Danvers, MA	Paid Weekly	Norton Mirror	Norton , MA	Paid Weekly

Dover/Sherborn Press	Dover, MA	Paid Weekly	Norwell Mariner	Norwell, MA	Paid Weekly

Easton Journal	Easton, MA	Paid Weekly	Norwood Bulletin	Norwood, MA	Paid Weekly

Westwood Press	Westwood, MA	Paid Weekly	Pembroke Mariner & Reporter	Pembroke, MA	Paid Weekly

Georgetown Record	Georgetown, MA	Paid Weekly	Framingham TAB	Framingham, MA	Free Weekly

Old Colony Memorial	Plymouth, MA	Paid Weekly	Hanson Town Crier	Hanson, MA	Free Weekly

Northeast Region (continued)
Publication	Principal City, State	Type	Publication	Principal City, State	Type

The Reading Advocate	Reading, MA	Paid Weekly	Lakeville Call	Lakeville, MA	Free Weekly

Roslindale Transcript	Roslindale, MA	Paid Weekly	Needham Times	Needham, MA	Free Weekly

Saugus Advertiser	Saugus, MA	Paid Weekly	Newton TAB	Newton, MA	Free Weekly

Scituate Mariner	Scituate, MA	Paid Weekly	The Newburyport Current	Newburyport, MA	Free Weekly

Sharon Advocate	Sharon, MA	Paid Weekly	Plymouth Bulletin	Plymouth, MA	Free Weekly

Shrewsbury Chronicle	Shrewsbury, MA	Paid Weekly	Randolph Herald	Randolph, MA	Free Weekly

Somerville Journal	Somerville, MA	Paid Weekly	Raynham Call	Raynham, MA	Free Weekly

Stoughton Journal	Stoughton, MA	Paid Weekly	Rockland Standard	Rockland, MA	Free Weekly

The Sudbury Town Crier	Sudbury, MA	Paid Weekly	Salem Gazette	Salem, MA	Free Weekly

Swampscott Reporter	Swampscott, MA	Paid Weekly	Stoneham Sun	Stoneham, MA	Free Weekly

Tewksbury Advocate	Tewksbury, MA	Paid Weekly	Taunton Call	Taunton, MA	Free Weekly

Wakefield Observer	Wakefield, MA	Paid Weekly	West Bridgewater Times	W. Bridgewater, MA	Free Weekly

Wareham Courier	Wareham, MA	Paid Weekly	Whitman Times	Whitman, MA	Free Weekly

Watertown TAB & Press	Watertown, MA	Paid Weekly	Wilmington Advocate	Wilmington, MA	Free Weekly

The Wayland Town Crier	Wayland, MA	Paid Weekly	Woburn Advocate	Woburn, MA	Free Weekly

The Wellesley Townsman	Wellesley, MA	Paid Weekly	Bourne/Buzzards Bay Pennysaver	Bourne, MA	Shopper

West Roxbury Transcript	West Roxbury, MA	Paid Weekly	Brockton Pennysaver	Brockton, MA	Shopper

Westborough News	Westborough, MA	Paid Weekly	Mashpee/Cotuit Pennysaver	Cotuit, MA	Shopper

Westford Eagle	Westford, MA	Paid Weekly	Dennis Pennysaver	Dennis, MA	Shopper

The Weston Town Crier	Weston, MA	Paid Weekly	Falmouth Pennysaver	Falmouth, MA	Shopper

Weymouth News	Weymouth, MA	Paid Weekly	Hyannis/Centerville Pennysaver	Hyannis, MA	Shopper

The Winchester Star	Winchester, MA	Paid Weekly	Yarmouth Pennysaver	S. Yarmouth, MA	Shopper

Avon Messenger	Avon, MA	Free Weekly	Sandwich/Sagamore Pennysaver	Sandwich, MA	Shopper

Country Gazette	Bellingham, MA	Free Weekly

North Shore Sunday	Danvers, MA	Free Weekly

Bridgewater Independent	Bridgewater, MA	Free Weekly

Brookline TAB	Brookline, MA	Free Weekly

Cambridge TAB	Cambridge, MA	Free Weekly

Duxbury Reporter	Duxbury, MA	Free Weekly

East Bridgewater Star	E. Bridgewater, MA	Free Weekly

Western Region

Publication	Principal City, State	Type	Publication	Principal City, State	Type

Benton Evening News	Benton, IL	Daily	Reporter	Downers Grove, IL	Paid Weekly

Daily Ledger	Canton, IL	Daily	The Ashley News	Ashley, IL	Paid Weekly

Carmi Times	Carmi, IL	Daily	The Du Quoin News	Du Quoin, IL	Paid Weekly

Du Quoin Evening Call	Du Quoin, IL	Daily	Press	Elmhurst, IL	Paid Weekly

Daily Advocate Press	Flora, IL	Daily	The Blade	Fairbury, IL	Paid Weekly

The Journal Standard	Freeport, IL	Daily	The Geneseo Republic	Geneseo, IL	Paid Weekly

Eldorado Daily Journal	Harrisburg, IL	Daily	Cambridge Chronicle	Cambridge, IL	Paid Weekly

Harrisburg Daily Register	Harrisburg, IL	Daily	Orion Gazette	Orion, IL	Paid Weekly

La Junta Tribune - Democrat	La Junta, CO	Daily	Arizona Silverbelt	Globe, AZ	Paid Weekly

Macomb Journal	Macomb, IL	Daily	Moccasin	Globe, AZ	Paid Weekly

Marion Daily Republican	Marion, IL	Daily	Granite Falls Advocate Tribute	Granite Falls, MN	Paid Weekly

Daily Review Atlas	Monmouth, IL	Daily	The Gridley Herald	Gridley, CA	Paid Weekly

The Olney Daily Mail	Olney, IL	Daily	The Spokesman	Herrin, IL	Paid Weekly

Pekin Daily Times	Pekin, IL	Daily	Suburban Life	Hinsdale, IL	Paid Weekly

Daily Leader	Pontiac, IL	Daily	Farmside	Huntley, IL	Paid Weekly

The Daily Independent	Ridgecrest, CA	Daily	Suburban Life	La Grange, IL	Paid Weekly

Star Courier	Kewanee, IL	Daily	Ag Journal	La Junta, CO	Paid Weekly

Telluride Daily Planet	Telluride, CO	Daily	Bent County Democrat	Bent, CO	Paid Weekly

Daily American	West Frankfort, IL	Daily	Fowler Tribune	Fowler, CO	Paid Weekly

Siskiyou Daily News	Yreka, CA	Daily	Reporter	Lemont, IL	Paid Weekly

Press	Addison/Bensenville, IL	Paid Weekly	Spectator	Lombard, IL	Paid Weekly

Times Record	Aledo, IL	Paid Weekly	Oquawka Current	Oquawka, IL	Paid Weekly

Life	Berwyn/Cicero, IL	Paid Weekly	Montevideo American News	Montevideo, MN	Paid Weekly

Suburban Life	Brookfield, IL	Paid Weekly	Dunsmuir News	Dunsmuir, CA	Paid Weekly

The Weekly Times	Carmi, IL	Paid Weekly	Mount Shasta Herald	Mount Shasta, CA	Paid Weekly

Press	Carol Stream, IL	Paid Weekly	Weed Press	Weed, CA	Paid Weekly

Randolph County Herald Tribune	Chester, IL	Paid Weekly	Murphysboro American	Murphysboro, IL	Paid Weekly

Steeleville Ledger	Steeleville, IL	Paid Weekly	Newton Press Mentor	Newton, IL	Paid Weekly

Christopher Progress	Christopher, IL	Paid Weekly	Norris City Banner	Norris City, IL	Paid Weekly

Clintonville Tribune - Gazette	Clintonville, WI	Paid Weekly	The Weekly Mail	Olney, IL	Paid Weekly

Tri-County News	Cottonwood, MN	Paid Weekly	Home Times	Pontiac, IL	Paid Weekly

Suburban Life	Countryside, IL	Paid Weekly	Redwood Gazette	Redwood Falls, MN	Paid Weekly

Suburban Life	Darien, IL	Paid Weekly	Suburban Life	Riverside, IL	Paid Weekly

Ridgeway News	Shawneetown, IL	Paid Weekly	Gallatin Democrat	Shawneetown, IL	Paid Weekly

Western Region (continued)
Publication	Principal City, State	Type	Publication	Principal City, State	Type

Sleepy Eye Herald Dispatch	Sleepy Eye, MN	Paid Weekly	Henry County Advertizer/ Shopper	Geneseo, IL	Shopper

St. James Plaindealer	St. James, MN	Paid Weekly	The Spokesman Extra	Herrin, IL	Shopper

Midway Driller	Taft, CA	Paid Weekly	Marion Daily Extra	Marion, IL	Shopper

Norwood Post	Norwood, CO	Paid Weekly	McDonough County Shopper	Macomb, IL	Shopper

Silverton Standard	Silverton, CO	Paid Weekly	Money Stretcher	Galatia, IL	Shopper

Teutopolis Press	Teutopolis, IL	Paid Weekly	Pennysaver	Monmouth, IL	Shopper

SI Trader	West Frankfort, IL	Paid Weekly	The Star Advisor	Montevideo, MN	Shopper

Argus	Villa Park, IL	Paid Weekly	The Link	Mount Shasta, CA	Shopper

The Wabasso Standard	Wabasso, MN	Paid Weekly	American Monday	Murphysboro, IL	Shopper

Press	Winfield/Warrenville/ West Chicago, IL	Paid Weekly	Jasper County News Eagle	Olney, IL	Shopper

Suburban Life	Westchester, IL	Paid Weekly	Advantage	Olney, IL	Shopper

Progress	Westmont, IL	Paid Weekly	The Tazewell County Shopper	Pekin, IL	Shopper

Republican	Batavia, IL	Paid Weekly	Livingston Shopping News	Pontiac, IL	Shopper

Republican	Geneva, IL	Paid Weekly	Redwood Falls Livewire	Redwood, MN	Shopper

News	Glen Ellyn, IL	Paid Weekly	ridgecrestweekly.com	Ridgecrest, CA	Shopper

Reporter	Bolingbrook/Lisle/ Naperville, IL	Paid Weekly	Brown County Reminder	Sleepy Eye, MN	Shopper

The Paper	Galesburg, IL	Free Weekly	Springfield Shopper	Springfield, IL	Shopper

Republican	St. Charles, IL	Paid Weekly	Town and Country Shopper	St. James, MN	Shopper

Leader	Wheaton, IL	Paid Weekly	Tri-County Shopper	Kewanee, IL	Shopper

White County Shopper News	Carmi, IL	Shopper	Bargain Hunter	Taft, CA	Shopper

CCAP Special	Flora, IL	Shopper	Real Estate Source	Telluride, CO	Shopper

The Scene	Freeport, IL	Shopper	Town Crier	Aledo, IL	Shopper

Freeport Ink	Freeport, IL	Shopper	Select Homes	Downers Grove, IL	Shopper

Fulton County Shopper	Canton, IL	Shopper	Franklin Press	West Frankfort, IL	Shopper

Gila County Advantage	Globe, AZ	Shopper	The Link	Yreka, CA	Shopper

The Gridley Shopping News	Gridley, CA	Shopper

Press	Roselle/Itasca, IL	Paid Weekly

Press	Bloomingdale/Glendale Heights, IL	Paid Weekly

Northern Midwest Region

Publication	Principal City, State	Type	Publication	Principal City, State	Type

The Daily Telegram	Adrian, MI	Daily	Syracuse Journal Democrat	Syracuse, NE	Paid Weekly

Boonville Daily News	Boonville, MO	Daily	The Lansing Chronicle Times	Leavenworth, KS	Free Weekly

Charles City Press	Charles City, IA	Daily	Adrian Access Shopper	Adrian, MI	Shopper

Cheboygan Daily Tribune	Cheboygan, MI	Daily	Adrian Medley	Adrian, MI	Shopper

Constitution Tribune	Chillicothe, MO	Daily	The Record	Boonville, MO	Shopper

The Daily Reporter	Coldwater, MI	Daily	Sho Me Shopper	Brookfield, MO	Shopper

Crookston Daily Times	Crookston, MN	Daily	The Extra	Charles City, IA	Shopper

Devils Lake Daily Journal	Devils Lake, ND	Daily	Northeast Iowa Shopper	Charles City, IA	Shopper

Sentinel-Standard	Ionia, MI	Daily	Shopper Fair	Cheboygan, MI	Shopper

Kansas City Kansan	Kansas City, KS	Daily	C.T. Extra	Chillicothe, MO	Shopper

Kirksville Daily Express & News	Kirksville, MO	Daily	Chronicle Shopper	Leavenworth, KS	Shopper

Leavenworth Times	Leavenworth, KS	Daily	The Reporter Extra	Coldwater, MI	Shopper

Chronicle Herald	Macon, MO	Daily	Coldwater Shoppers Guide	Coldwater, MI	Shopper

Maryville Daily Forum	Maryville, MO	Daily	The Extra	Cresco, IA	Shopper

The Mexico Ledger	Mexico, MO	Daily	Crookston Valley Shopper	Crookston, MN	Shopper

Moberly Monitor Index	Moberly, MO	Daily	The Country Peddler	Devils Lake, ND	Shopper

Nebraska City News Press	Nebraska City, NE	Paid Weekly	The Gentry County Shopper	Albany, MO	Shopper

The Evening News	Sault Ste. Marie, MI	Daily	The Shopper	Halstad, MN	Shopper

Sturgis Journal	Sturgis, MI	Daily	Penny Press 4	Hiawatha, KS	Shopper

Linn County Leader	Brookfield, MO	Paid Weekly	Sentinel Standard TMC	Ionia, MI	Shopper

Mackinaw Journal	Cheboygan, MI	Paid Weekly	Wyandotte County Shopper	Kansas City, KS	Shopper

Bronson Journal	Bronson, MI	Paid Weekly	Kirksville Crier	Kirksville, MO	Shopper

Jonesville Independent	Jonesville, MI	Paid Weekly	NEMO Trader	La Plata, MO	Shopper

Union City Register Tribune	Union City, MI	Paid Weekly	Macon Journal	Macon, MO	Shopper

Times Plain Dealer	Cresco, IA	Paid Weekly	Penny Press 2	Maryville, MO	Shopper

Eldora Herald Ledger	Eldora, IA	Paid Weekly	The Shopper	Moberly, MO	Shopper

Hardin County Index	Eldora, IA	Paid Weekly	Penny Press 1	Nebraska City, NE	Shopper

The Valley Journal	Halstad, MN	Paid Weekly	Tri County Buyers Guide	Sault Ste. Marie, MI	Shopper

Hamburg Reporter	Hamburg, IA	Paid Weekly	Sturgis Gateway Shopper	Sturgis, MI	Shopper

New Hampton Tribune	New Hampton, IA	Paid Weekly

The Fort Leavenworth Lamp	Leavenworth, KS	Paid Weekly

Southern Midwest Region

Publication	Principal City, State	Type	Publication	Principal City, State	Type

Arkadelphia Daily Siftings Herald	Arkadelphia, AR	Daily	The Westside Star	Camdenton, MO	Free Weekly

Augusta Daily Gazette	Augusta, KS	Daily	JoplinDaily.com	Joplin, MO	Free Weekly

The Bastrop Daily Enterprise	Bastrop, LA	Daily	Lake Lifestyles Magazine	Osage Beach, MO	Free Weekly

Lake Sun Leader	Camdenton, MO	Daily	Lake Area News Focus	Osage Beach, MO	Free Weekly

The Carthage Press	Carthage, MO	Daily	Vacation News	Osage Beach, MO	Free Weekly

Derby Reporter	Derby, KS	Daily	Fort Wood Guide	Waynesville, MO	Free Weekly

The El Dorado Times	El Dorado, KS	Daily	Arkadelphia Extra	Arkadelphia, AR	Shopper

The Daily World	Helena, AR	Daily	Augusta Advertiser	Augusta, KS	Shopper

Hope Star	Hope, AR	Daily	The Pennysaver	Bastrop, LA	Shopper

Beauregard Daily News	DeRidder, LA	Daily	Lake Sun Leader - Homes	Camdenton, MO	Free Weekly

Leesville Daily Leader	Leesville, LA	Daily	Lake Sun Leader - Pennysaver	Camdenton, MO	Shopper

Southwest Daily News	Sulphur, LA	Daily	At Home	Columbia, MO	Shopper

McPherson Sentinel	McPherson, KS	Daily	The Carthage Press Scope	Carthage, MO	Shopper

Neosho Daily News	Neosho, MO	Daily	Real Estate Guide	Columbia, MO	Shopper

The Pratt Tribune	Pratt, KS	Daily	Shoppers Guide	Derby, KS	Shopper

Rolla Daily News	Rolla, MO	Daily	Shoppers Guide	El Dorado, KS	Shopper

Stuttgart Daily Leader	Stuttgart, AR	Daily	Nickel Ads	Gonzales, LA	Shopper

The Daily Guide	Waynesville, MO	Daily	The Marketeer	Gonzales, LA	Shopper

Wellington Daily News	Wellington, KS	Daily	Lake Stockton Shopper	Greenfield/Miller, MO	Shopper

Gurdon Times	Arkadelphia, AR	Paid Weekly	Daily World TMC	Helena, AR	Shopper

The Donaldsonville Chief	Donaldsonville, LA	Paid Weekly	Star Extra	Hope, AR	Shopper

Ascension Citizen	Gonzales, LA	Paid Weekly	Big Nickel	Joplin, MO	Shopper

The Vedette	Greenfield/Miller, MO	Paid Weekly	Calcasieu Shopper	Sulphur, LA	Shopper

The Sun Times	Heber Springs, AR	Paid Weekly	Mac Shopper	McPherson, KS	Shopper

Nevada County Picayune	Hope, AR	Paid Weekly	Tube Tab	Osage Beach, MO	Shopper

Vinton News	Vinton, LA	Paid Weekly	Lake of the Ozarks Boats	Osage Beach, MO	Shopper

The Post - Focus on Rural Living	Neosho, MO	Paid Weekly	Lake of Ozarks Real Estate	Osage Beach, MO	Shopper

Newport Independent	Newport, AR	Paid Weekly	Neighborhood Showcase	Neosho, MO	Shopper

The Cajun Gazette	Pierre Part, LA	Paid Weekly	West Bank Shopper	Plaquemine, LA	Shopper

Post South	Plaquemine, LA	Paid Weekly	Sunflower Shopper	Pratt, KS	Shopper

Barber County Index	Medicine Lodge, KS	Paid Weekly	Rolla Daily News “Plus”	Rolla, MO	Shopper

St. Johns News	St. Johns, KS	Paid Weekly	The Xtra	Stuttgart, AR	Shopper

Kiowa County Signal	Greensburg, KS	Paid Weekly	Pulaski County Weekly	Waynesville, MO	Shopper

St. James Leader Journal	St. James, MO	Paid Weekly	The Weekender	Wellington, KS	Shopper

The Rose	Augusta, KS	Free Weekly	Guardian	Sulphur, LA	Shopper

Atlantic Region

Publication	Principal City, State	Type	Publication	Principal City, State	Type

The Leader	Corning, NY	Daily	Saugerties Post Star	Saugerties, NY	Paid Weekly

The Evening Telegram	Herkimer, NY	Daily	Steuben Courier Advocate	Bath, NY	Free Weekly

The Wayne Independent	Honesdale, PA	Daily	Hornell Canisteo Penn-E-Saver	Canisteo, NY	Shopper

Evening Tribune	Hornell, NY	Daily	Corning Pennysaver	Corning, NY	Shopper

Mineral Daily News Tribune	Keyser, WV	Daily	Geneseeway Shopper	Dansville, NY	Shopper

The Evening Times	Little Falls, NY	Daily	Dansville-Wayland Pennysaver	Dansville/Wayland, NY	Shopper

The Standard Journal	Milton, PA	Daily	Images	Herkimer, NY	Shopper

The Palladium-Times	Oswego, NY	Daily	The Independent Extra	Honesdale, PA	Shopper

Morning Times	Sayre, PA	Daily	The Tribune Extra	Hornell, NY	Shopper

The Record Herald	Waynesboro, PA	Daily	The Shopper	Horseheads, NY	Shopper

Wellsville Daily Reporter	Wellsville, NY	Daily	Today’s Shopper	Keyser, WV	Shopper

The Villager	Moscow, PA	Paid Weekly	Catskill Shopper	Liberty, NY	Shopper

Carbondale News	Carbondale, PA	Paid Weekly	Mohawk Valley Pennysaver	Ft. Plain, NY	Shopper

Genesee Country Express	Dansville, NY	Paid Weekly	Palladium Pennysaver	Oswego, NY	Shopper

Echo Pilot	Greencastle, PA	Paid Weekly	Star Herald Weekender	Ripley, WV	Shopper

The News Eagle	Hawley, PA	Paid Weekly	Mountain Pennysaver	Saugerties, NY	Shopper

The Chronicle Express	Penn Yan, NY	Paid Weekly	Saugerties Pennysaver	Saugerties, NY	Shopper

Chronicle Ad-Viser	Penn Yan, NY	Shopper	The Times Extra	Sayre, PA	Shopper

Jackson Star News	Ravenswood, WV	Paid Weekly	Allegany County Pennysaver	Wellsville, NY	Shopper

Jackson Herald	Ripley, WV	Paid Weekly

List of Websites

Our websites are listed below.

Arkadelphia Daily Siftings Herald	siftingsherald.com
Arkadelphia Extra	siftingsherald.com
The Sun Times	thesuntimes.com
Daily World TMC	helena-arkansas.com
The Daily World	helena-arkansas.com
Hope Star	hopestar.com
Star Extra	hopestar.com
Newport Independant	newportindependent.com
Nevada County Picayune	picayune-times.com
Stuttgart Daily Leader	stuttgartdailyleader.com
The Extra	stuttgartdailyleader.com
Arizona Silver Belt	silverbelt.com
The Gridley Herald	gridleyherald.com
The Gridley Shopping News	gridleyherald.com
Dunsmuir News	mtshastanews.com
Mount Shasta Herald	mtshastanews.com
Weed Press	mtshastanews.com
The Daily Independent	ridgecrestca.com
Daily Midway Driller	taftmidwaydriller.com
Siskiyou Daily News	siskiyoudaily.com
Siskiyou Daily News Extra	siskiyoudaily.com
Ag Journal	agjournalonline.com
La Junta Tribune Democrat	lajuntatribunedemocrat.com
Norwood Post	norwoodpost.com
Telluride Daily Planet	telluridegateway.com
Charles City Press	charlescitypress.com
Times-Plain Dealer	crescotimes.com
Hamburg Reporter	hamburgreporter.com
New Hampton Tribune	northeastiowafocus.com
Addison Press	chicagosuburbannews.com
Times Record	aledotimesrecord.com
Benton Evening News	bentoneveningnews.com
Berwyn Life	chicagosuburbannews.com
Cambridge Chronicle	cambridgechronicle.com
Canton Daily Ledger	cantondailyledger.com
Carmi Times	carmitimes.com
Darien Suburban Life	chicagosuburbannews.com
Downers Grove Reporter	chicagosuburbannews.com
Hinsdale Suburban Life	chicagosuburbannews.com
Lemont Reporter	chicagosuburbannews.com
Westmont Progress	chicagosuburbannews.com
Du Quoin Evening Call	duquoin.com
Advocate Press	advocatepress.com
The Journal Standard	journalstandard.com
Money Stretcher	galatiamoneystretcher.com
Galatia Money Stretcher	galatiamoneystretcher.com
The Paper	thepaper.net
The Geneseo Republic	geneseorepublic.com
Geneva Republican	chicagosuburbannews.com
Bloomingdale Press	chicagosuburbannews.com
Carol Stream Press	chicagosuburbannews.com

Countryside Suburban Life	chicagosuburbannews.com
Elmhurst Press	chicagosuburbannews.com
Glen Ellyn News	chicagosuburbannews.com
Itasca Press Roselle Press	chicagosuburbannews.com
Lombard Spectator	chicagosuburbannews.com
Villa Park Argus	chicagosuburbannews.com
Harrisburg Daily Register	dailyregister.com
Star Courier	starcourier.com
La Grange Park Suburban Life	chicagosuburbannews.com
Lisle Reporter	chicagosuburbannews.com
Macomb Journal	macombjournal.com
Marion Daily Republican	mariondaily.com
Daily Review Atlas	reviewatlas.com
Brookfield Suburban Life	chicagosuburbannews.com
Suburban Life	chicagosuburbannews.com
Westchester Suburban Life	chicagosuburbannews.com
Consumer Direct Magazine	consumerdirectmagazine.com
Advantage	olneydailymail.com
The Olney Daily Mail	olneydailymail.com
Orion Gazette	oriongazette.com
Pekin Daily Times	pekintimes.com
Daily Leader	pontiacdailyleader.com
Batavia Republican	chicagosuburbannews.com
Springfield Shopper	springfield-shopper.net
Huntley Farmside	chicagosuburbannews.com
Press	chicagosuburbannews.com
St. Charles Republican	chicagosuburbannews.com
Daily American	dailyamericannews.com
SI Trader	sitraders.com
Wheaton Leader	chicagosuburbannews.com
Augusta Daily Gazette	augustagazette.com
Derby Reporter	derbydailyrep.com
The El Dorado Times	eldoradotimes.com
Kiowa County Signal	kiowacountysignal.com
Kansas City Kansan	kansascitykansan.com
Lansing This Week	lansingthisweek.com
The Lansing Chronicle Times	lansingchronicletimes.com
Chronicle Shopper	leavenworthshopper.com
Leavenworth Times	leavenworthtimes.com
McPherson Sentinel	mcphersonsentinel.com
The Pratt Tribune	pratttribune.com
Wellington Daily News	wgtndailynews.com
The Bastrop Daily Enterprise	bastropenterprise.com
Beauregard Daily News	deridderdailynews.com
Fort Polk Guardian	fortpolkguardian.com
Ascension Citizen	ascensioncitizen.com
Nickel Ads	ascensioncitizen.com
The Marketeer	ascensioncitizen.com
Leesville Daily Leader	leesvilledailyleader.com
Post South	postsouth.com
West Bank Shopper	postsouth.com
Southwest Daily News	sulphurdailynews.com

The Register	barnstableregister.com
Country Gazette	thecountrygazette.com
Amesbury News	amesburynews.com
Beverly Citizen	beverlycitizen.com
Danvers Herald	danversherald.com
Georgetown Record	georgetownrecord.com
Hamilton-Wenham Chronicle	hamiltonwenhamchronicle.com
Medford Transcript	medfordtranscript.com
Melrose Free Press	melrosefreepress.com
The Newburyport Current	newburyportcurrent.com
North Andover Citizen	northandovercitizen.com
North Shore Sunday	northshoresunday.com
Stoneham Sun	stonehamsun.com
Tri-Town Transcript	tritowntranscript.com
Wakefield Observer	wakefieldobserver.com
Billerica Minuteman	thebillericaminuteman.com
The Upper Cape Codder	uppercapecodder.com
The Enterprise	enterprisenews.com
The Cape Codder	capecodregister.com
The Lancaster Times & Clinton Courier	timesandcourier.com
The Beacon	actonbeacon.com
Bedford Minuteman	bedfordminuteman.com
Burlington Union	burlingtonunion.com
Chelmsford Independent	chelmsfordindependent.com
The Concord Journal	concordjournal.com
Littleton Independent	littletonindependent.com
The Reading Advocate	readingadvocate.com
Tewksbury Advocate	tewksburyadvocate.com
Billerica Minuteman	thebillericaminuteman.com
Lincoln Journal	thelincolnjournal.com
Wilmington Advocate	wilmingtonadvocate.com
Woburn Advocate	woburnadvocate.com
The Herald News	heraldnews.com
Ashland TAB	ashlandweekly.com
Canton Journal	cantonjournal.com
The Daily News Transcript	dailynewstranscript.com
The Framingham Tab	framinghamtab.com
Holliston TAB	hollistontab.com
Hopkinton Crier	hopkintoncrier.com
Medfield Press	medfieldpress.com
The MetroWest Daily News	metrowestdailynews.com
Natick Bulletin and Tab	natickbulletinandtab.com
Norton Mirror	nortonmirror.com
Stoughton Journal	stoughtonjournal.com
The Sudbury Town Crier	sudburytowncrier.com
The Wayland Town Crier	waylandtowncrier.com
The Weston Town Crier	westontowncrier.com
The Bolton Common	boltoncommon.com
The Harvard Post	harvardpost.com
Cohasset Mariner	cohassetmariner.com
The Hingham Journal	hinghamjournal.com
Ipswich Chronicle	ipswichchronicle.com

The Arlington Advocate	arlingtonadvocate.com
Belmont Citizen-Herald	belmontcitizenherald.com
Lexington Minuteman	lexingtonminuteman.com
The Winchester Star	thewinchesterstar.com
Marblehead Reporter	marbleheadreporter.com
Swampscott Reporter	swampscottreporter.com
Hudson Sun	hudsonsun.com
Marlborough Enterprise	marlboroughenterprise.com
Abington Rockland Mariner	abingtonmariner.com
Carver Reporter	carverreporter.com
Duxbury Reporter	duxbury.wickedlocal.com
East Bridgewater Star	eastbridgewaterstar.com
Hanover Mariner	hanovermariner.com
Marshfield Mariner	marshfieldmariner.com
Norwell Mariner	norwellmariner.com
Pembroke Mariner & Reporter	pembrokemariner.com
Plymouth Bulletin	townonline.com\plymouth
The Beacon-Villager	beaconvillager.com
The Beacon-Villager	maynardweekly.com
Malden Observer	maldenobserver.com
Easton Journal	theeastonjournal.com
The Milford Daily News	milforddailynews.com
Country Gazette	thecountrygazette.com
Mansfield News	themansfieldnews.com
Mothertown	mothertown.com
The North Attleborough Free Press	nafreepress.com
Allston Brighton TAB	allstonbrightontab.com
Brookline TAB	brooklinetab.com
Cambridge TAB	cambridgetab.com
Dover-Sherborn Press	doversherbornpress.com
Needham Times	needhamtimes.com
Newton TAB	newtontab.com
Watertown TAB & Press	watertowntab.com
West Roxbury Transcript	westroxburytranscript.com
The Villager	northboroughvillager.com
Norwood Bulletin	norwoodbulletin.com
The Cape Codder	capecodder.com
Harwich Oracle	harwichoracle.com
Halifax Plympton Reporter	halifaxreporter.com
Kingston Reporter	kingstonreporter.com
Old Colony Memorial	plymouth.wickedlocal.com
The Sentinel	thesentinelnewspaper.com
Wareham Courier	wareham.wickedlocal.com
The Patriot Ledger	ledger.com
Avon Messenger	avonmessenger.com
Bridgewater Independent	bridgewaterindependent.com
Easton Bulletin	eastonbulletin.com
Hanson Town Crier	hansontowncrier.com
Lakeville Call	lakevillecall.com
Randolph Herald	randolphherald.com
Raynham Call	raynhamcall.com
Taunton Call	tauntoncall.com

Rockland Standard	therocklandstandard.com
West Bridgewater Times	westbridgewatertimes.com
Roslindale - West Roxbury Transcript	parkwaytranscript.com
Somerville Journal	somervillejournal.com
The Daily News Tribune	dailynewstribune.com
The Wellesley Townsman	wellesleytownsman.com
Westborough News	westboronews.com
Braintree Forum	braintreeforum.com
Holbrook Sun	holbrooksun.com
The Register	barnstableregister.com
The Upper Cape Codder	uppercapecodder.com
Salem Gazette	thesalemgazette.com
Westford Eagle	westfordeagle.com
Sharon Advocate	sharonadvocate.com
Westwood Press	thewestwoodpress.com
Shrewsbury Chronicle	theshrewsburychronicle.com
Scituate Mariner	scituatemariner.com
Saugus Advertiser	saugusadvertiser.com
Roslindale Transcript	roslindaletranscript.com
Whitman Times	whitmantimes.com
Weymouth News	theweymouthnews.com
The Daily Telegram	lenconnect.com
Cheboygan Daily Tribune	cheboygannews.com
Mackinaw Journal	cheboygannews.com
Bronson Journal	thebronsonjournal.com
The Daily Reporter	thedailyreporter.com
Union City Register Tribune	thedailyreporter.com
The Evening News	sooeveningnews.com
Sturgis Journal	sturgisjournal.com
Sentinel-Standard	sentinel-standard.com
Crookston Daily Times	crookstontimes.com
Granite Falls Advocate Tribune	granitefallsnews.com
Montevideo American News	montenews.com
Redwood Gazette	redwoodfallsgazette.com
Sleepy Eye Herald Dispatch	sleepyeyenews.com
St. James Plain Dealer	stjamesnews.com
Boonville Daily News	boonvilledailynews.com
Linn County Leader	linncountyleader.com
Lake Sun Leader	lakesunleader.com
The Westside Star	westsidestar.net
The Carthage Press	carthagepress.com
Constitution Tribune	chillicothenews.com
Big Nickel	bignickel.com
JoplinDaily.com	joplindaily.com
Kirksville Daily Express	kirksvilledailyexpress.com
Chronicle Herald	maconch.com
Macon Journal	maconch.com
Maryville Daily Forum	maryvilledailyforum.com
The Mexico Ledger	mexicoledger.com
Moberly Monitor Index	moberlymonitor.com
Neosho Daily News	neoshodailynews.com
Rolla Daily News	therolladailynews.com

The Daily Guide	waynesvilledailyguide.com
Devils Lake Daily Journal	devilslakejournal.com
Nebraska City News	ncnewspress.com
Syracuse Journal Democrat	journaldemocrat.com
The Leader	the-leader.com
GateHouse Media	gatehousemedia.com
The Evening Telegram	herkimertelegram.com
Evening Tribune	eveningtribune.com
The Evening Times	littlefallstimes.com
The Palladium Times	pall-times.com
Wellsville Daily Reporter	wellsvilledaily.com
The News Eagle	neagle.com
The Wayne Independent	wayneindependent.com
The Standard Journal	standard-journal.com
Morning Times	morning-times.com
The Record Herald	therecordherald.com
Mineral Daily News Tribune	newstribune.info

Item 1A.	Risk Factors

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this report. The risks described below may not be the only risks we face. Additional risks that we do not presently know or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Risks Related to Our Business

We depend to a great extent on the economies and the demographics of the local communities that we serve and are also susceptible to general economic downturns, which could have a material and adverse impact on our advertising and circulation revenues and on our profitability.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend payments.

We have a significant amount of indebtedness. At December 31, 2006, we had total indebtedness of $558.0 million under our then outstanding first lien credit facility. Our pro forma interest expense for the year ended December 31, 2006 is $49.7 million. At December 31, 2006, the borrowings under our first lien credit facility were subject to a floating interest rate of 7.6%. The borrowings under our first lien credit facility were hedged through the execution of interest rate hedge agreements that convert the floating interest rate component to an effective interest rate of 4.14% on $300.0 million of these borrowings through June 15, 2012 and 5.36% on the remaining $258.0 million of these borrowings through July 1, 2011. On February 27, 2006, we entered into the 2007 Credit Facility. Our total indebtedness under the 2007 Credit Facility was $690.0 as of March 9, 2007.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•

a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including our ability to pay dividends on our common stock;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business;

•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, limiting our ability to maintain the value of our assets and operations; and

•	there would be a material and adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

In addition, our first lien credit facility contains, and future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our amended and restated first lien credit facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our amended and restated first lien credit facility prohibits us from making dividend payments on our common stock if we are not in compliance with our restricted payment covenant. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our amended and restated first lien credit facility or our other indebtedness. If we were unable to repay those amounts, the lenders under our amended and restated first lien credit facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our amended and restated first lien credit facility or other indebtedness, if any, our assets may not be sufficient to repay in full such indebtedness.

Although our amended and restated first lien credit facility limits the ability of our subsidiaries to incur additional indebtedness, we are not subject to these limitations. Accordingly, we may incur significantly more debt, which could also adversely affect our financial health.

We may not be able to pay or maintain dividends and the failure to do so may negatively affect our share price.

We intend to pay regular quarterly dividends to the holders of our common stock. Our ability to pay dividends, if any, will depend on, among other things, our cash flows, our cash requirements, our financial condition, the degree to which we are or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our first lien credit facility contains certain restrictions on our ability to make dividend payments. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our board of directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

We may not retain a sufficient amount of cash or generate sufficient funds from operations to consummate acquisitions, fund our operations or repay our indebtedness at maturity or otherwise.

We intend to pay regular quarterly dividends to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or fund our operations, including unanticipated capital expenditures. Our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. There can be no assurance that such financing will be available to us at all, or at an acceptable cost.

Our ability to make payments on our indebtedness as required will depend on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We have grown through, and anticipate that we will continue to grow through, acquisitions of paid daily and weekly newspapers and free circulation and total market coverage publications, such as shoppers, as well as other forms of local media such as directories, traders and direct mail. We evaluate potential acquisitions on an ongoing basis and from time-to-time are actively pursuing acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities;

•	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	acquiring businesses with which we are not familiar;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel, readers and customers of the acquired businesses.

We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our first lien credit facility and other indebtedness, which would reduce our cash available for other purposes, including the repayment of indebtedness and payment of dividends.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 30-day inventory of newsprint, although participation in a newsprint-buying consortium helps ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $750 per metric ton in 1996 and dropping to a low of almost $410 per metric ton in 2002. The average price of newsprint for 2006 was approximately $662 per metric ton. Significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations. See “Business—Newsprint” in Item 1 of this report.

We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and circulation revenues may decline.

Our business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increasing costs competing for advertising expenditures and paid circulation. We may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline. See “Business—Competition” in Item 1 of this report.

Our business is subject to seasonal and other fluctuations, which affects our revenues and operating results.

Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. Our first fiscal quarter of the year tends to be our weakest quarter because advertising volume is at its lowest levels following the holiday season. Correspondingly, our fourth fiscal quarter tends to be our strongest quarter because it includes heavy holiday season advertising. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

We could be adversely affected by declining circulation.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% during the three-year period from 2002 to 2004. There can be no assurance that our circulation will not decline in the future. We have been able to maintain our annual circulation revenue from existing operations in recent years through, among other things, increases in our per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have a history of losses and may not be able to achieve or maintain profitable operations in the future.

We experienced operating losses from continuing operations of approximately $14.9 million and $14.1 million on a pro forma basis in 2006 and 2005, respectively, and $30.7 million in 2004. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow our business.

We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault and the costs of any required investigation or cleanup can be substantial. Our operations are also subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, we may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to us, divert our management’s attention and adversely affect our ability to sell, lease or develop our real property. Furthermore, if it is determined we are not in compliance with applicable laws and regulations, or if our properties are contaminated, it could result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities. Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the efforts of our key personnel. In particular, we are dependent upon the management and leadership of Michael E. Reed, our Chief Executive Officer, Mark Thompson, our Chief Financial Officer, and Scott T. Champion and Randall W. Cope, our Co-Presidents and Co-Chief Operating Officers. The loss of Mr. Reed, Mr. Thompson, Mr. Champion, Mr. Cope or other key personnel could affect our ability to run our business effectively.

The success of our business is heavily dependent on our ability to retain our current management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

A shortage of skilled or experienced employees in the media industry, or our inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect our profitability.

Production and distribution of our various publications requires skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations.

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent stockholders from influencing significant corporate decisions and the interests of our principal stockholder may conflict with interests of our other stockholders.

As of December 31, 2006, Fortress beneficially owned approximately 56.3% of our outstanding common stock. As a result, Fortress can control fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

Fortress has the right to, and has no duty to abstain from exercising such right to, engage or invest in the same or similar business as us.

Fortress, together with its affiliates, has other business activities in addition to their ownership of us. Under our amended and restated certificate of incorporation, Fortress has the right to, and has no duty to abstain from exercising such right to, engage or invest in the same or similar business as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If Fortress, any of its affiliates or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acted in good faith, then such person is deemed to have fully satisfied such person’s fiduciary duty and is not liable to us if Fortress pursues or acquires such corporate opportunity or if such person did not present the corporate opportunity to us.

Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable or prevent the removal of our current board of directors and management.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that can hinder takeover attempts, including:

•	a staggered board of directors consisting of three classes of directors, each of whom serves a three-year term;

•	removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;

•	blank-check preferred stock;

•

provisions in our amended and restated certificate of incorporation and amended and restated by-laws preventing stockholders from calling special meetings or acting by written consent in lieu of a meeting (with the exception of Fortress, so long as Fortress beneficially owns at least 50% of our issued and outstanding common stock);

•	advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; and

•

no provision in our amended and restated certificate of incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election.

Our first lien credit facility also limited, and the 2007 Credit Facility currently limits, our ability to enter into certain change of control transactions, the occurrence of which would have constituted an event of default under our first lien credit facility. However, our amended and restated certificate of incorporation provides that Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, will not apply to us. This may make it easier for a third party to acquire an interest in some or all of us with Fortress’ approval, even though our other stockholders may not deem such an acquisition beneficial to their interests.

We are a holding company and our access to the cash flow of our subsidiaries is subject to restrictions imposed by our indebtedness.

We are a holding company with no material direct operations. Our principal assets are the equity interests we own in our direct subsidiary, GateHouse Media Holdco, Inc. (“Holdco”), through which we indirectly own equity interests in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to make dividend payments. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Holdco and certain of its subsidiaries are parties to our first lien credit facility, which imposes restrictions on their ability to make loans, dividend payments or other payments to us. Any payment of dividends to us were and will be subject to the satisfaction of certain financial conditions set forth in our first lien credit facility and the 2007 Credit Facility, respectively. The ability of Holdco and its subsidiaries to comply with these conditions may be affected by events that are beyond our control. We expect future borrowings by our subsidiaries to contain restrictions or prohibitions on the payment of dividends to us.

We have identified material weaknesses in our internal controls, which could have an adverse effect on our operations, business, securities and ability to comply with applicable regulations and requirements.

On April 20, 2006, we received a letter from KPMG LLP, our independent registered public accounting firm, in connection with the audit of our financial statements for the year ended December 31, 2005, which identified two material weaknesses in our internal controls over financial reporting for the same period. The Public Company Accounting Oversight Board defines a material weakness as a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

KPMG LLP identified the following two material weaknesses:

•

insufficient analysis of GAAP to determine the appropriate accounting for certain unusual transactions, such as restructuring of our balance sheet in connection with the extinguishment of debt and acquisition related accounting, resulting in a number of significant adjustments to our consolidated financial statements; and failure to maintain a policy that requires a formal review of unusual or significant transactions; and

•

in conjunction with the Merger, failure to appropriately establish a new basis of accounting, as required under GAAP, failure to record transaction costs associated with the Merger in the appropriate period and failure to record in the general ledger our post-closing entries to reflect the new basis of accounting.

To strengthen our accounting and finance group, we began recruiting additional finance and accounting personnel in November 2005. Since January 2006, we have hired an experienced senior management team, including a general counsel, and a strong and experienced finance and accounting group consisting of seven corporate accounting professionals and 15 shared services accounting professionals, many of whom have public company experience. The Acquisitions further strengthened our finance and accounting staff.

We are in the process of centralizing certain of the accounting and reporting functions. We have also endeavored to ensure that sufficient time is made available for our personnel to adequately research, document, review and conclude on reporting matters and to increase our accounting, reporting and legal resources.

While we have taken actions to address the material weaknesses identified above and believe we have adequately addressed them, additional measures may be necessary and these measures, along with other measures we expect to take to improve our internal controls, may not be sufficient to address the issues identified by KPMG LLP. If we are unable to correct weaknesses in internal controls in a timely manner or if we are unable to scale these systems to our growth, our ability to record, process, summarize and report financial information within the time periods specified in the rules and forms of the SEC may be adversely affected. This failure could materially and adversely impact our business, our financial condition and the market value of our securities and could result in the imposition of sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange, the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Further and continued determinations that there are significant deficiencies or material weaknesses in the effectiveness of our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures to comply with applicable requirements.

The requirements of being a newly public company may strain our resources, including personnel, and cause us to incur additional expenses.

Our stock began trading on the New York Stock Exchange in October 2006. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required. This resource allocation may divert management’s attention from other business concerns. Our costs have increased as a result of having to comply with the Exchange Act, and the New York Stock Exchange listing requirements, which require us, among other things, to maintain an internal audit function.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate 53 print facilities across the United States and have an additional print facility up for sale. We owned 52 of these facilities (including the facility up for sale) and lease the remaining two for terms ranging from one to five years. Our facilities range in size from approximately 500 to 55,000 square feet. Our executive offices are located in Fairport, New York, where we lease approximately 15,000 square feet under a lease terminating in June 2014.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our business. We do not believe any individual property is material to our financial condition or results of operations.

Item 3.	Legal Proceedings

We become involved from time to time in claims and lawsuits incidental to the ordinary course of our business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, we are involved from time to time in governmental and administrative proceeds concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect upon our consolidated results of operations or financial condition.

While we are unable to predict the ultimate outcome of any currently outstanding legal actions, we believe that the disposition of these matters will not have a material adverse effect upon our consolidated results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 6, 2006, prior to our initial public offering, the holders of 22,050,000 shares of our common stock (such number adjusted to reflect the 100-to-1 stock split that occurred immediately prior to our initial public offering), representing a majority of our issued and outstanding shares of voting stock as of that date, acted by written consent in lieu of a meeting to: (i) amend and restate our certificate of incorporation in its entirety, effective immediately prior to the closing of our initial public offering, to increase the authorized number of shares of our capital stock to 150,000,000 shares of common stock and 50,000,000 shares of preferred stock and to give effect to a 100-for-1 stock split of the outstanding shares of our common stock pursuant to which each share of our outstanding common stock was converted to 100 shares of common stock, (ii) amend and restate our By-laws in their entirety, effective immediately prior to the closing of our initial public offering, (iii) adopt and approve the GateHouse Media, Inc. Omnibus Stock Incentive Plan; (iv) adopt and approve the Investor Rights Agreement between our company and an affiliate of Fortress, our largest shareholder; and (v) elect the following individuals as directors of the company, to hold office as indicated: Richard Friedman and Martin Bandier to serve as the company’s Class I directors from immediately prior to the effectiveness of the registration on Form S-1 for our initial public offering until the date of our 2007 annual meeting of stockholders; Michael E. Reed and Burl Osborne to serve as our Class II directors from immediately prior to the effectiveness of our initial public offering until the date of our 2008 annual meeting of stockholders; and Wesley R. Edens and Kevin M. Sheehan to serve as our Class III directors from immediately prior to the effectiveness of our initial public offering until the date of our 2009 annual meeting of stockholders.

On October 19, 2006, prior to our initial public offering, the holders of 22,050,000 shares of our common stock (such number adjusted to reflect the 100-to-1 stock split that occurred immediately prior to our initial public offering), representing a majority of our issued and outstanding shares of voting stock as of that date, acted by written consent in lieu of a meeting to elect Howard Rubin to serve as one of the company’s Class III directors, effective from immediately prior to the effectiveness of our initial public offering until the date of our 2009 annual meeting of stockholders.

Further information regarding the above matters is available in our registration statement on Form S-1, as amended (No. 333-135944).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the New York Stock Exchange, or NYSE, under the symbol “GHS” since our initial public offering on October 25, 2006. Prior to that date, there was no public market for our common stock. The following table shows the high and low sale prices of our common stock as reported on the NYSE for the period indicated.

	High	Low

Year Ended December 31, 2006
Fourth Quarter (from October 25, 2006)	$22.25	$17.87

The closing sale price for our common stock as reported on the NYSE on March 9, 2007 was $19.81 per share. As of that date, there were approximately 2,111 holders of record and approximately 1,950 beneficial owners registered in nominee and street name.

Use of Proceeds from Initial Public Offering

On October 25, 2006, we completed our initial public offering (“IPO”) of 13,800,000 shares of common stock at a price of $18.00 per share. We sold all of the shares offered and raised approximately $231.0 million, which is net of the underwriters’ discount of $17.4 million. The shares of common stock sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-135944) that was declared effective by the SEC on October 24, 2006. Public trading of our common stock commenced on October 25, 2006. The managing underwriters for our IPO were Goldman Sachs & Co. and Wachovia Capital Markets, LLC.

Upon consummation of the offering, we used a portion of the net proceeds to repay in full and terminate our $152.0 million second lien term loan credit facility. In addition, we used a portion of the net proceeds to repay $12.0 million of our $570.0 million first lien term loan credit facility, and to repay in full our outstanding balance of $21.3 million under our revolving credit facility.

On November 3, 2006, the underwriters of our IPO exercised their option to purchase an additional 2,070,000 shares as allowed in the underwriting agreement. The proceeds before offering expenses of these additional shares was $34.7 million, after deducting the underwriting discount. Offering expenses for our IPO were paid by us directly to our underwriters and other parties who were not affiliated with us. Our IPO terminated on October 30, 2006. The total net proceeds from the IPO of 13,800,000 shares and this additional allotment of 2,070,000 shares before offering expenses was $265.7 million, after deducting the underwriting discount.

Dividends

On September 26, 2006, our board of directors declared a dividend of $0.32 per share of our common stock, or an aggregate of $7.4 million for the quarter ended September 30, 2006, which was paid on October 5, 2006.

On October 23, 2006, our board of directors declared a partial fourth quarter dividend of $0.08 per share of our common stock, or an aggregate of $1.8 million for the period from October 1, 2006 to October 23, 2006, which was paid on October 30, 2006.

On December 7, 2006, our board of directors declared an additional partial fourth quarter dividend of $0.24 per share of our common stock, or an aggregate of $9.1 million, for the period from October 24, 2006 to December 31, 2006, which was paid on January 15, 2007.

On March 8, 2007, our board of directors declared a first quarter 2007 dividend of $0.37 per share of our common stock, for the period from January 1, 2007 to March 31, 2007, which will be payable on April 16, 2007, to stockholders of record as of March 30, 2007.

Unregistered Sales of Equity Securities

In 2006, we issued to one of our officers 25,000 shares of our common stock at a purchase price of $10 per share.

Also in 2006, we issued to five of our officers a total of 350,000 restricted shares of our common stock, none of which have vested, each having a fair market value on the date of grant of $15.01.

The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 31, 2006. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year ended December 31, 2006(4)	Period from June 6, 2005 to December 31, 2005(5)	Period from January 1, 2005 to June 5, 2005	Year Ended December 31,
				2004(6)	2003(7)	2002
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Advertising	$238,721	$88,798	$63,172	$148,291	$139,258	$142,086
Circulation	52,656	19,298	14,184	34,017	31,478	32,105
Commercial printing and other	23,553	11,415	8,134	17,776	11,645	11,962

Total revenues	314,930	119,511	85,490	200,084	182,381	186,153
Operating costs and expenses:
Operating costs	160,877	61,001	40,007	97,198	86,484	87,103
Selling, general and administrative	91,272	29,033	26,210	52,223	50,750	50,497
Depreciation and amortization(1)	24,051	8,030	5,776	13,374	13,359	16,473
Transaction costs related to Merger	—	2,850	7,703	—	—	—
Integration and reorganization costs and management fees paid to prior owner	4,486	1,002	768	1,480	1,480	1,480
Impairment of long-lived assets	917	—	—	1,500	—	—
Gain (loss) on sale of assets	(700)	40	—	(30)	(104)	—

Operating income	32,627	17,635	5,026	34,279	30,204	30,600
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, unrealized gain on derivative instrument and other	37,474	1,020	32,884	63,762	49,545	35,730

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(4,847)	16,615	(27,858)	(29,483)	(19,341)	(5,130)
Income tax expense (benefit)	(3,273)	7,050	(3,027)	1,228	(4,691)	1,648

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,574)	9,565	(24,831)	(30,711)	(14,650)	(6,778)
Income from discontinued operations, net of income taxes	—	—	—	4,626	486	5,557

Net income (loss) before cumulative effect of change in accounting principle	(1,574)	9,565	(24,831)	(26,085)	(14,164)	(1,221)
Cumulative effect of change in accounting principle, net of tax(1)	—	—	—	—	—	(1,449)

Net income (loss)	$(1,574)	$9,565	$(24,831)	$(26,085)	$(14,164)	$(2,670)

Net income (loss) available to common stockholders	$(1,574)	$9,565	$(24,831)	$(26,085)	$(26,573)	$(25,292)

Basic net income (loss) from continuing operations per share(2)	$(0.06)	$0.43	$(0.12)	$(0.14)	$(0.13)	$(0.14)
Diluted net income (loss) from continuing operations per share(2)	$(0.06)	$0.43	$(0.12)	$(0.14)	$(0.13)	$(0.14)
Basic net income (loss) available to common stockholders per share(2)	$(0.06)	$0.43	$(0.12)	$(0.12)	$(0.12)	$(0.12)
Diluted net income (loss) available to common stockholders per share(2)	$(0.06)	$0.43	$(0.12)	$(0.12)	$(0.12)	$(0.12)
Other Data:
Adjusted EBITDA(3)	$57,595	$28,515	$18,505	$49,153	$43,563
Cash interest paid	$38,459	$31,720	$16,879	$24,210	$22,754

(1)	As of January 1, 2002, we implemented Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which replaced the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. SFAS No. 142 also establishes requirements for identifiable intangible assets. The transition provisions of SFAS No. 142 required that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods adjusted accordingly. Prior to adoption of SFAS No. 142, advertiser and subscriber relationship intangible assets were amortized over estimated remaining useful lives of 40 and 33 years, respectively. Upon the adoption of SFAS No. 142, we concluded that, based upon current economic conditions and pricing strategies, the remaining useful lives for advertiser and subscriber relationship intangible assets were 30 and 20 years, respectively, and the amortization periods were adjusted accordingly, with effect from January 1, 2002. As a result of the Merger, we performed a valuation of intangible assets based on current economic conditions at such time. The remaining useful lives of advertiser and subscriber relationships were revised to 18 and 19 years, respectively, effective June 6, 2005. In addition, upon adoption of SFAS No. 142, we ceased amortization of goodwill. We also ceased amortization of our mastheads because we determined that the useful life of our mastheads is indefinite.
(2)	All share and per share data has been computed as if the 2006 100-for-1 stock split had occurred as of the beginning of each of the applicable periods presented.
(3)	We define Adjusted EBITDA as net income (loss) from continuing operations before income tax expense (benefit), depreciation and amortization and other non-recurring items. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flows from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance in our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted EBITDA provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely our cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of our business on a monthly basis.

Not all companies calculate Adjusted EBITDA using the same methods; therefore, the Adjusted EBITDA figures set forth herein may not be comparable to Adjusted EBITDA reported by other companies. A substantial portion of our Adjusted EBITDA must be dedicated to the payment of interest on our outstanding indebtedness and to service other commitments, thereby reducing the funds available to us for other purposes. Accordingly, Adjusted EBITDA does not represent an amount of funds that is available for management’s discretionary use. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

(4)	Includes the results of CP Media and Enterprise NewsMedia, LLC since their acquisitions on June 6, 2006.
(5)	Includes an unrealized gain on the derivative instrument of $10,807 as well as a decrease in interest expense due to debt extinguishment in connection with the Merger.
(6)	Includes the results of the newspapers acquired from Lee Enterprises since their acquisitions on February 3, 2004.
(7)	Includes the results of Midland Communications printing facility since its acquisition in December 2003.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005		Period from January 1, 2005 to June 5, 2005	Year Ended December 31,
					2004		2003
	(Successor)	(Successor)		(Predecessor)	(Predecessor)		(Predecessor)
	(in thousands)
Income (loss) from continuing operations	$(1,574)	$9,565		$(24,831)	$(30,711)		$(14,650)
Income tax expense (benefit)	(3,273)	7,050		(3,027)	1,228		(4,691)
Write-off of deferred offering costs	—	—		—	—		1,935
Write-off of deferred financing costs	—	—		—	—		161
Unrealized gain on derivative instrument	(1,150)	(10,807)		—	—		—
Loss on early extinguishment of debt	2,086	—		5,525	—		—
Amortization of deferred financing costs	544	67		643	1,826		1,810
Interest expense—dividends on mandatorily redeemable preferred stock	—	—		13,484	29,019		13,206
Interest expense—debt	35,994	11,760		13,232	32,917		32,433
Impairment of long-lived assets	917	—		—	1,500		—
Transaction costs related to Merger	—	2,850		7,703	—		—
Depreciation and amortization	24,051	8,030		5,776	13,374		13,359

Adjusted EBITDA	$57,595 (a)	$28,515	(b)	$18,505 (c)	$49,153	(d)	$43,563 (e)

(a)	Adjusted EBITDA for the year ended December 31, 2006, includes a total of $11,109 net expense, which is comprised of non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

(b)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 includes a total of $1,643 net expense, which is comprised of non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.
(c)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 includes a total of $1,564 net expense, which is comprised of non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.
(d)	Adjusted EBITDA for the year ended December 31, 2004 includes a total of $1,076 net expense, which is comprised of management fees paid to prior owners of $1,480 and a loss of $30 on the sale of assets, partially offset by $434 of other income.

(e)	Adjusted EBITDA for the year ended December 31, 2003 includes a total of $1,610 net expense, which is comprised of non-cash compensation and other expense of $26, management fees paid to prior owners of $1,480 and a loss of $104 on the sale of assets.

	As of December 31,
	2006	2005	2004	2003	2002
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(in thousands)
Balance Sheet Data:
Total assets	$1,167,723	$638,726	$488,176	$492,349	$506,325
Total long-term obligations, including current maturities	559,811	313,655	602,003	582,241	564,843
Stockholders’ equity (deficit)	473,084	232,056	(165,577)	(139,492)	(112,936)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements and pro forma results of operations appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk

Factors” and elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this report.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 413 community publications and more than 230 related websites, serves over 136,000 business advertisers and reaches approximately 8 million people on a weekly basis.

Our core products include:

•	74 daily newspapers with total paid circulation of approximately 386,000;

•	226 weekly newspapers (published up to three times per week) with total paid circulation of approximately 525,000 and total free circulation of approximately 477,000;

•	113 shoppers (generally advertising-only publications) with total circulation of approximately 1.9 million; and

•	over 230 locally focused websites, which extend our franchises onto the internet.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last 12 months, we created over 90 niche publications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company, a wholly-owned subsidiary of Hollinger International Inc., or its subsidiaries. We accounted for the initial acquisition using the purchase method of accounting.

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress, entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company. The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. Prior to the effectiveness of the Merger, affiliates of Leonard Green & Partners, L.P. controlled the Company.

As of December 31, 2006, Fortress beneficially owned approximately 56.3% of our outstanding common stock.

Since 1998, we have acquired 280 daily and weekly newspapers and shoppers, including six dailies, 115 weeklies and 10 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC (“the Acquisitions”), and launched numerous new products, including 10 weekly newspapers.

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

Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter is, historically, our weakest quarter of the year in terms of revenue. Correspondingly, our fourth fiscal quarter is, historically, our strongest quarter, because it includes heavy holiday season advertising. We expect that this seasonality will continue to affect our advertising revenue in future periods.

Our operating costs consist primarily of newsprint, labor and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% during the three-year period from 2002 to 2004. This has put downward pressure on advertising and circulation revenues in the industry. We have maintained relatively stable revenues due to our geographic diversity, well-balanced portfolio of products, strong local franchises and broad customer base. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three-year period from 2003 to 2006. We expect newsprint costs to continue to increase per metric ton. We have also experienced these pressures and have taken steps to mitigate some of these increases. We are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing. Additionally, we have taken steps to cluster our operations, thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Recent Developments

On March 8, 2007, our Board of Directors declared a first quarter 2007 dividend of $0.37 per share on the Company’s common stock, for the period from January 1, 2007 to March 31, 2007, which will be payable on April 16, 2007 to stockholders of record as of March 30, 2007.

On February 28, 2007, we completed our purchase of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for a purchase price of $110.0 million, including $3.5 million of working capital, for a net purchase price of $106.5 million. SureWest Directories is engaged in the business of publishing yellow page and white page directories in and around the Sacramento, California area and provides internet yellow pages through the sacramento.com website. We will become the publisher of the official directory of SureWest Telephone.

On February 27, 2007, we entered into an amended and restated credit agreement with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The restated credit agreement provides for a $670.0 million term loan facility which matures in August, 2014, a delayed draw term loan of up to $250.0 million available until August 2007 which matures in August 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014. In connection with the restated credit agreement, during the first quarter of 2007 we wrote off $5.2 million of deferred financing costs related to our first lien credit facility.

In connection with the restated credit agreement, we entered into and designated an interest rate swap based on a notional amount of $100.0 million maturing September 2014, as a cash flow hedge. Under the swap agreement, we receive interest equivalent to one-month LIBOR and pay a fixed rate of 5.14% with settlements occurring monthly.

On February 9, 2007, we completed our acquisition of seven publications from the Journal Register Company for a net purchase price of approximately $70.0 million plus approximately $2.0 million of working capital. The acquisition includes two daily and three weekly newspapers as well as two shopper publications serving Southeastern Massachusetts with an aggregate circulation of approximately 122,000.

During the period from January 1, 2007 to February 1, 2007, we acquired an additional 25 publications for an aggregate purchase price of approximately $23.6 million. The acquisitions include one daily, thirteen weeklies, ten shopper and one niche publication with an aggregate circulation of approximately 292,000.

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

Pro Forma

We believe that the separate presentation of historical financial results for the Predecessor and Successor periods may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results, we have presented our operating results on a pro forma basis for the years ended December 31, 2006 and 2005. This pro forma presentation for the year ended December 31, 2006 assumes that the Acquisitions and the 2006 Financing occurred at the beginning of 2006. This pro forma presentation for the year ended December 31, 2005 assumes that the Merger, Acquisitions and the 2006 Financing occurred at the beginning of 2005. These pro forma presentations are not necessarily indicative of what our operating results would have actually been had the Merger, the Acquisitions and the 2006 Financing occurred at the beginning of each pro forma period.

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

Goodwill and Long-Lived Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). We perform our impairment analysis on each of our reporting units, represented by our five geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (“SFAS No. 144”). We assess the recoverability of our long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates. If undiscounted projected future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. We would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in our consolidated statements of operations if such a difference arose.

Significant judgment is required in determining the fair value of our goodwill and long-lived assets to measure impairment, including the determination of multiples of revenue and Adjusted EBITDA and future earnings projections.

Valuation of Privately-Held Company Equity Securities Issued as Compensation

We record share-based compensation, which consists of the amounts by which the estimated fair value of the instrument underlying the grant exceeds the grant or exercise price, at the date of grant or other measurement date, if applicable, and recognize the expense over the related service period. In determining the fair value of our common stock at the dates of grant prior to our IPO on October 25, 2006, our stock was not traded and, therefore, we were unable to rely on a public trading market for our stock prior to October 25, 2006.

In June 2005, we issued an aggregate of 442,500 restricted shares of our common stock (each such grant, an “RSG”) to our executive officers. We determined that each share of our common stock had a fair value of $10 per share based on the proximity in time to the Merger. The Merger was on arms’ length terms and we believe established the fair value of our equity on June 6, 2005 at $10 per share.

During the year ended December 31, 2006, we issued 25,000 shares of our common stock to a management investor at a price of $10 per share, representing a discount of $5.01 from the then estimated fair value of $15.01 per share. We also issued 300,000, 20,000 and 30,000 shares of our common stock in connection with RSGs in January 2006, March 2006 and May 2006, respectively, in each case having an estimated fair value of $15.01 per share. During the year ended December 31, 2006, 3,000 shares of our common stock, having a fair value of $15.01 per share, issued in a June 2005 RSG vested in accordance with a severance agreement.

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

•

the rate of our Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CNC and Enterprise and ongoing cost savings resulting from our clustering strategy;

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

We also considered the levered cash flow and adjusted EBITDA based trading multiples of comparable companies, including Dow Jones & Company, Inc., Gannett Co., Inc., Journal Register Company, Lee Enterprises, Incorporated, The McClatchy Company, The New York Times Company, The E.W. Scripps Company, Media General, Inc., Journal Communications, Inc. and Tribune Company, and sales transactions for comparable companies in our industry that had been completed over the prior two years, including Community Newspaper Holding Inc.’s acquisition of Eagle Tribune Publishing Company, Lee Enterprises’s acquisition of Pulitzer Inc., and Journal Register Company’s acquisition of 21st Century Newspapers, Inc. While we believe that none of these companies are directly comparable to us given the local nature of our business, we believe they are sufficiently comparable for purposes of comparing their levered cash flow and Adjusted EBITDA based trading multiples against the multiple of our levered cash flow and Adjusted EBITDA forecasted for 2006. Finally, the multiple of Adjusted EBITDA is in line with the multiple we paid in the Acquisitions. Additionally, we considered the results of operations, market conditions, competitive position and the stock performance of these companies, as well as our financial forecasts, as updated, to develop our valuation. We determined the trading multiples of comparable companies and other factors supported the valuation based on the discounted cash flow analysis prepared by management, which was also determined by management to be the best available tool for purposes of valuing our share-based compensation.

We believe we met our internal financial performance objectives as reflected in our valuation. The valuation was undertaken prior to the selection of underwriters for our IPO. The initial public offering price of $18.00 per share was at a small premium to the $15.01 valuation we ascribed to shares of our common stock for purposes of determining compensation expense. Reasons for the premium included: (1) expectations of increased operating efficiency and cost savings in 2007 relative to when we originally valued the stock, (2) our valuation at a premium multiple to our public comparables given the nature of the local and small market focus of our business versus our more urban oriented peers and (3) cash flow growth prospects relative to the peer group.

We did not obtain contemporaneous valuations by unrelated valuation specialists at the time common stock was issued to employees in 2006 because: (1) our efforts were focused on, among other things, potential acquisitions, including the Acquisitions, and the 2006 Financing and (2) we did not consider it to be economic to incur costs for such valuations given the number of shares issued.

Derivative Instruments

We record all of our derivative instruments on our balance sheet at fair value pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. Fair value is based on counterparty quotations. To the extent a derivative qualifies as a cash flow hedge under SFAS No. 133, unrealized changes in the fair value of the derivative are recognized in accumulated other comprehensive income. However, any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Fair values of derivatives are subject to significant variability based on market conditions, such as future levels of interest rates. This variability could result in a significant increase or decrease in our accumulated other comprehensive income and/or earnings but will generally have no effect on cash flows, provided the derivative is carried through to full term.

Income Taxes

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

We record tax assets and liabilities at the date of a purchase business combination, based on our best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on our best estimate of the ultimate settlement in accordance with Emerging Issues Task Force (“ EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. At the date of a change in our best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities will be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in our best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized will be adjusted. The effect of those adjustments is applied to increase or decrease the remaining balance of goodwill attributable to that acquisition. If goodwill is reduced to zero, the remaining amount of those adjustments will applied initially to reduce to zero other noncurrent intangible assets related to that acquisition, and any remaining amount should be recognized in earnings.

We also adjust income tax accounts related to purchase business combinations during the purchase accounting allocation period, based on information on which we are waiting that becomes available within one year of the acquisition date. These adjustments can significantly affect our scheduling of deferred tax assets and liabilities and our determination of the need for a valuation allowance on deferred tax assets, and therefore on reported results.

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for health care and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

Results of Operations

The following table summarizes our pro forma results of operations for the years ended December 31, 2006 and 2005 and our historical results of operations for the year ended December 31, 2004.

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
	(Pro forma)	(Pro forma)	(Predecessor)
	(in thousands)
Revenues:
Advertising	$298,446	$295,645	$148,291
Circulation	66,104	66,594	34,017
Commercial printing and other	25,421	22,750	17,776

Total revenues	389,971	384,989	200,084
Operating costs and expenses:
Operating costs	200,610	190,882	97,198
Selling, general and administrative	114,724	112,524	52,223
Depreciation and amortization	31,315	28,084	13,374
Transaction costs related to Merger and Acquisitions	4,420	10,553	—
Integration and reorganization costs and management fees paid to prior owner.	4,486	1,770	1,480
Impairment of long-lived assets	917	—	1,500
Gain (loss) on sale of assets	(700)	40	(30)

Operating income	32,799	41,216	34,279
Interest expense—debt	49,682	49,396	32,917
Interest expense—dividends on mandatorily redeemable preferred stock	—	—	29,019
Amortization of deferred financing costs	870	883	1,826
Loss on early extinguishment of debt	3,449	5,525	—
Unrealized gain on derivative instrument	(1,150)	(10,807)	—
Write-off of deferred financing costs	—	2,025	—
Other income	(47)	(22)	—

Loss from continuing operations before income taxes	(20,005)	(5,784)	(29,483)
Income tax expense (benefit)	(5,147)	8,313	1,228

Loss from continuing operations	(14,858)	(14,097)	(30,711)
Income from discontinued operations, net of income taxes	—	—	4,626

Net loss	$(14,858)	$(14,097)	$(26,085)

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

The discussion of our results of operations that follows is based upon our pro forma results of operations for the years ended December 31, 2006 and 2005.

Revenue. Total revenue for the year ended December 31, 2006 increased by $5.0 million, or 1.3%, to $390.0 million from $385.0 million for the year ended December 31, 2005. The increase in total revenue was comprised of a $2.8 million, or 1.0% increase in advertising revenue and a $2.7 million, or 11.7% increase in commercial printing and other revenue, partially offset by a $0.5 million or 1% decrease in circulation revenue. The increase in advertising revenue was primarily due to advertising revenue from the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $7.7 million. This amount was partially offset by a decrease in advertising revenue from our same property publications of $3.3 million, as well as a decrease in advertising revenue, due to one less week in the current period at certain publications acquired from CP Media, which utilized a non-calendar fiscal year, of $1.6 million. The decrease in circulation revenue was primarily due to a decrease in circulation revenue from our same property publications of $1.5 million, as well as a decrease of $0.2 million from the shortened period in 2006, partially offset by an increase in circulation revenue from the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $1.2 million. The increase in commercial printing and other revenue was primarily due to revenue from newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $4.2 million, partially offset by decreases in revenue from the our same property publications of $1.4 million, as well as a decreases of $0.1 million due to the shortened period in 2006.

Operating Costs. Operating costs for the year ended December 31, 2006 increased by $9.7 million, or 5.1%, to $200.6 million from $190.9 million for the year ended December 31, 2005. The increase in operating costs is primarily due to operating costs associated with the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $7.2 million, as well as increased newsprint, delivery, postage and external printing expenses of $0.1 million, $0.2 million, $0.4 million and $0.3 million, respectively. Additionally, new internet initiative expenses of $0.9 million were incurred during the year ended December 31, 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2006 increased by $2.2 million, or 2.0%, to $114.7 million from $112.5 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to increased selling, general and administrative expenses associated with the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $3.9 million, as well as an increase in non-cash compensation expense related to the issuance of our RSG’s of $1.3 million. These amounts were partially offset by a decrease in payroll, insurance, rent and franchise tax expenses of $1.0 million, $0.4 million, $0.6 million, $0.3 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2006 increased by $3.2 million to $31.3 million from $28.1 million for the year ended December 31, 2005. Depreciation and amortization increased due to depreciation and amortization of the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006. Additionally, during year ended December 31, 2006, we incurred capital expenditures of $8.4 million.

Transaction Costs Related to Merger and Acquisitions. We incurred approximately $10.6 million in transaction costs related to the Merger during the year ended December 31, 2005. We incurred approximately $4.4 million in transaction costs primarily related to bonuses at Enterprise NewsMedia, LLC during the year ended December 31, 2006.

Impairment of Long-Lived Assets. During the year ended December 31, 2006, we incurred a charge of $0.9 million related to the impairment of property, plant and equipment and certain intangible assets which are classified as held for sale at December 31, 2006, or disposed of during the year ended December 31, 2006.

Loss on the Sale of Assets. During the year ended December 31, 2006, we incurred a loss in the amount of $0.7 million on the disposal of, real estate, equipment and certain intangibles. We expect non-cash gains and losses to continue as we sell fixed assets in an effort to increase operating efficiency consistent with our clustering strategy.

Interest Expense. Total interest expense for the year ended December 31, 2006 increased by $0.3 million to $49.7 million from $49.4 million for the year ended December 31, 2005. The increase was primarily due to increases in the London Inter Bank Offer Rate, or LIBOR.

Loss on Early Extinguishment of Debt and Write-off of Deferred Financing Costs. During the year ended December 31 2006, we incurred a $2.1 million loss due to the write-off of deferred financing costs associated with the extinguishment of our Term Loan B and second lien credit facility. Additionally, we incurred a $1.4 million loss related to the extinguishment of our debt at Enterprise NewsMedia, LLC.

During the year ended December 31, 2005, we incurred a $5.5 million loss associated with paying off our third-party senior subordinated notes and a portion of our senior discount notes and senior preferred stock, as well as the termination of a credit facility. These costs included premiums due on early extinguishment and write-offs of deferred financing fees associated with these instruments. Additionally, a $2.0 million loss related to write-offs of deferred financing costs is associated with the issuance of a new term loan facility in January 2005 by Enterprise.

Unrealized Gain on Derivative Instrument. During the year ended December 31, 2006, we recorded a net unrealized gain of $1.2 million related to our $300 million notional amount interest rate swap, which we entered into in June 2005 in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the increase in the fair value of $2.6 million was recognized in operations. On February 20, 2006, the swap was redesignated as a cash flow hedge for accounting purposes. During the year, a portion of the swap was deemed ineffective and a loss of $1.5 million was recognized in operations. The effective portion of the change in fair value from February 20, 2006 through December 31, 2006, was recognized in accumulated other comprehensive income.

Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2006 was $5.1 million compared to income tax expense of $8.3 million for the year ended December 31, 2005. The change of $13.4 million was primarily due to the redemption of the preferred stock in connection with the Merger in 2005. The redemption of the preferred stock eliminated the interest expense related to that liability, which resulted in the removal of an existing permanent difference between book and taxable income in accordance with SFAS No. 109. This was offset by the increase in the valuation allowance necessary due to an additional tax net operating loss and change in net deferred tax assets. In addition, we experienced an increase in deferred income tax expense as of December 31, 2005 related to the non-deductible merger costs incurred in 2005.

Net Loss. Net loss for the year ended December 31, 2006 was $14.9 million. Net loss for the year ended December 31, 2005 was $14.1 million. Our net loss increased due to the factors noted above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The discussion of our results of operations that follows is based upon our pro forma results of operations for the twelve-month period ended December 31, 2005 and our historical results of operations for the year ended December 31, 2004.

Revenue. Total revenue for the year ended December 31, 2005 increased by $184.9 million, or 92.2%, to $385.0 million from $200.1 million for the year ended December 31, 2004. The increase in total revenue was comprised of a $147.4 million, or 99.4%, increase in advertising revenue, a $32.6 million, or 95.8%, increase in circulation revenue, and a $5.0 million, or 28.0%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to revenue of $143.7 million from the Acquisitions and $2.8 million from other acquisitions, as well as advertising revenue increases in our same property publications of $0.9 million. The increase in circulation revenue was primarily due to revenues of $32.6 million resulting from the Acquisitions partially offset by a $0.9 million decrease in same property publications. Circulation volume decreased 1.2% for same property publications from 2004 to 2005. The increase in commercial printing and other revenue was primarily driven by the Acquisitions, which contributed $3.2 million. Commercial printing and other revenue from existing operations increased by $1.3 million and other acquisitions contributed $0.5 million to commercial printing and other revenue in 2005.

Operating Costs. Operating costs for the year ended December 31, 2005 increased by $93.7 million, or 96.4%, to $190.9 million from $97.2 million for the year ended December 31, 2004. The increase in operating costs was primarily due to increased operating costs associated with the Acquisitions with $1.8 million associated with the other acquisitions. Increases of $0.8 million, $0.6 million, $0.4 million and $0.2 million also occurred in newsprint costs, external printing services, health insurance and utility costs, respectively, associated with our existing operations.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2005 increased by $60.3 million, or 115.5%, to $112.5 million from $52.2 million for the year ended December 31, 2004. $30.6 million and $27.4 million of the increase was due to the CP Media acquisition and Enterprise acquisition, respectively. Additionally, an increase of $1.2 million was associated with other acquisitions. Health and business insurance costs increased by $1.0 million, bad debt expense increased by $0.6 million and non-cash compensation related to share-based payments increased by $1.9 million. Additionally, during the year ended December 31, 2005, the Company incurred $1.0 million in non-cash compensation expense related to the forgiveness of loans pursuant to the Merger. These increases were partially offset by the elimination of management fees of $1.5 million paid to prior owners during 2004.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2005 increased $14.7 million to $28.1 million from $13.4 million for the year ended December 31, 2004. Depreciation and amortization expense increased primarily due to the Acquisitions. $7.5 million and $7.0 million of the increase was due to the acquisitions of CP Media and Enterprise, respectively.

Transaction Costs Related to Merger. We incurred approximately $10.6 million in transaction costs related to the Merger in 2005. No such costs were incurred in 2004.

Impairment of Long-term Assets. In accordance with SFAS No. 142 and SFAS No. 144, we are required to annually test our long-term assets, including property, plant and equipment, as well as our definite and indefinite lived intangible assets, for impairment. Historically, we have performed this test in the fourth quarter. During the second quarter of 2005 and in connection with the Merger, we revalued our long-term assets, which resulted in a new basis of accounting for these assets. Given the timing of the 2005 revaluation, we have shifted our annual impairment testing from the fourth quarter to the second quarter. No impairment charges were recorded in 2005. In our 2004 assessment, we determined that an impairment situation on certain assets existed and, as a result, we recorded an impairment charge of $1.5 million in 2004.

Interest Expense—Debt and Dividends on Mandatorily Redeemable Preferred Stock. Total interest expense for the year ended December 31, 2005 decreased by $12.5 million, or 20.2%, to

$49.4 million from $61.9 million for the year ended December 31, 2004. $9.7 million of the decrease in interest expense was due to our early extinguishment of all of our senior subordinated notes, a portion of our senior discount notes and senior preferred stock with proceeds from our 2005 Credit Facility and the early extinguishment of all of our outstanding senior debentures and preferred stock in connection with the Merger. Of the decrease, $2.8 million was due to the pro forma adjustments to eliminate interest expense on mandatorily redeemable stock.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2005, we incurred a $5.5 million loss associated with paying off our third party senior subordinated notes and a portion of our senior discount notes and senior preferred stock, as well as the termination of a credit facility. The loss included premiums due on the senior debt and a write-off of deferred financing fees associated with these instruments. Additionally, $2.0 million of the loss related to the write-off of deferred financing fees were associated with the issuance of a new term loan facility in January 2005 by Enterprise.

Unrealized Gain on Derivative Instrument. In June 2005, we entered into a third party interest rate swap to eliminate a significant portion of our exposure to fluctuations in LIBOR, which formed the basis for calculating interest cost on borrowings under our 2005 Credit Facility. The swap has a notional value of $300 million and fixed the interest rate on the 2005 Credit Facility at 4.135%. At December 31, 2005, the marked-to-market value of this instrument was $10.8 million. As a result, we recorded an asset on our balance sheet for this amount and a corresponding gain on our statement of operations.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2005 was $8.3 million compared to income tax expense of $1.2 million for the year ended December 31, 2004. The increase of $7.1 million for the year ended December 31, 2005 was primarily due to an increase in deferred federal income tax expense related to nondeductible Merger costs recognized for the year ended December 31, 2005 and $3.3 million related to the Acquisitions.

Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2005, was $14.1 million. Loss from continuing operations for the year ended December 31, 2004, was $30.7 million. Our loss from continuing operations decreased due to the factors noted above.

Income from Discontinued Operations. Income from discontinued operations was $4.6 million for the year ended December 31, 2004 relates to the Lee Exchange on February 3, 2004, which resulted in a pre-tax gain of $7.7 million and an after-tax gain of $4.6 million.

Net Loss. Net loss for the year ended December 31, 2005 was $14.1 million. Net loss for the year ended December 31, 2004 was $26.1 million. Our net loss decreased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We have no material commitments for capital expenditures. We also intend to continue to pursue our strategy of opportunistically acquiring locally focused media businesses in contiguous and new markets. Our principal sources of funds have historically been, and will be, cash provided by operating activities and borrowings under our revolving credit facility.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2006 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a maximum senior leverage ratio, a minimum fixed charge ratio, limitations on capital expenditures and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

On November 3, 2006, the underwriters of our initial public offering exercised their option to purchase an additional 2,070,000 shares of common stock as allowed in the underwriting agreement. The proceeds before offering the expenses of these additional shares were $34.7 million, after deducting the underwriting discount. The total proceeds from the initial public offering of 13,800,000 shares and this additional allotment of 2,070,000 shares was $265.7 million, before offering expenses but after deducting the underwriting discount.

Cash Flows

The following table summarizes the historical cash flows for GateHouse Media, Inc. See “—Predecessor and Successor” above for a discussion of the use of financial information in the table.

	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year Ended December 31, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(in thousands)
Cash provided by (used in) continuing operating activities	$25,217	$(11,814)	$(572)	$21,447
Cash used in continuing investing activities	(428,838)	(40,581)	(1,095)	(2,628)
Cash provided by (used in) continuing financing activities	490,860	54,109	(260)	(18,038)

The discussion of our cash flows that follows is based on our historical cash flows for the Successor Period of the year ended December 31, 2006, the Successor Period of June 6, 2005 to December 31, 2005, the Predecessor Period of January 1, 2005 to June 5, 2005, and the Predecessor Period for the year ended December 31, 2004.

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2006 was $25.2 million. The net cash provided by operating activities resulted from depreciation and amortization of $24.1 million, a loss of $2.1 million on the early extinguishment of debt, non-cash compensation of $1.8 million, an impairment of long-lived assets of $0.9 million, a net increase of $0.5 million in working capital, a loss of $0.7 million on the sale of assets, an unrecognized loss of $0.7 million from pension and other postretirement benefit obligations, amortization of deferred financing costs of $0.5 million, partially offset by a decrease of $3.4 million related to deferred income taxes, a net loss of $1.6 million, and an unrealized gain of $1.2 million on derivative instruments. The increase in working capital primarily resulted from an increase in accounts payable and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable from December 31, 2005 to December 31, 2006.

Net cash used in operating activities for the period from June 6, 2005 to December 31, 2005 was $11.8 million. The net cash used in operating activities primarily resulted from accrued interest of $21.1 million on senior debentures related to the Merger, an unrealized gain of $10.8 million on a derivative instrument and a net decrease in working capital of $4.9 million, partially offset by net income of $9.6 million, depreciation and amortization of $8.0 million and a net decrease of $6.9 million in deferred tax assets. The decrease in working capital primarily resulted from a decrease in accrued expenses, excluding accrued interest, from June 6, 2005 to December 31, 2005.

Net cash used in operating activities for the period from January 1, 2005 to June 5, 2005 was $0.6 million. The net cash used in operating activities primarily resulted from a net loss of $24.8 million, a net increase of $3.5 million in deferred tax assets and a net decrease of $3.0 million in working capital, partially offset by interest expense of $13.5 million from mandatorily redeemable preferred stock, depreciation and amortization of $5.8 million, a loss of $5.5 million on the early extinguishment of debt, issuance of $4.8 million of senior debentures in lieu of paying interest and $1.0 million of non-cash transaction costs related to the Merger. The decrease in working capital primarily resulted from a decrease in accrued expenses from December 31, 2004 to June 5, 2005.

Net cash provided by operating activities for the year ended December 31, 2004 was $21.4 million. The net cash provided by operating activities primarily from interest expense of $29.0 million from mandatorily redeemable preferred stock, depreciation and amortization of $13.4 million, issuance of $8.8 million of senior debentures in lieu of paying interest, amortization of $1.8 million of deferred financing costs and the impairment of $1.5 million of long-term assets, partially offset by a net loss of $30.7 million from continuing operations and a net decrease of $3.2 million in working capital. The decrease in working capital primarily resulted from an increase in accounts receivable from December 31, 2003 to December 31, 2004.

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2006 was $428.8 million. During the year ended December 31, 2006, we used $413.1 million, net of cash acquired, for the Acquisitions, $11.8 million, net of cash acquired, for other acquisitions and $8.4 million for capital expenditures, which uses were partially offset by proceeds of $4.5 million from the sale of publications and other assets.

Net cash used in investing activities for the period from June 6, 2005 to December 31, 2005 was $40.6 million. During the period from June 6, 2005 to December 31, 2005, we used $23.9 million, net of cash acquired, in the Merger, $15.1 million, net of cash acquired, in other acquisitions, and $5.0 million for capital expenditures, which uses were partially offset by proceeds of $3.4 million from the sale of publications and other assets.

Net cash used in investing activities for the period from January 1, 2005 to June 5, 2005 was $1.1 million. The cash we used in investing activities during the period from January 1, 2005 to June 5, 2005 primarily consisted of capital expenditures of $1.0 million.

Net cash used in investing activities for the year ended December 31, 2004 was $2.6 million. During the year ended December 31, 2004, we used $3.7 million for capital expenditures and $1.0 million, net of cash acquired, in acquisitions, which uses were partially offset by proceeds of $2.0 million from the exchange of publications.

Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2006 was $490.9 million. The net cash provided by financing activities primarily resulted from net borrowings of $549.5 million under the 2006 Credit Facility and the issuance of common stock of $265.9, primarily from the IPO, net of underwriters’ discount, partially offset by the repayment of $304.4 million of borrowings under the 2005 Credit Facility, payment of $9.2 million of dividends, payment of $7.2 million of debt issuance costs in connection with the 2006 Credit Facility, and payment of $3.7 million of offering costs.

Net cash provided by financing activities for the period from June 6, 2005 to December 31, 2005 was $54.1 million. The net cash provided by financing activities primarily resulted from capital contributions of $222.0 million in connection with the Merger and net borrowings under the 2005 Credit Facility of $36.4 million, partially offset by the extinguishment of $203.5 million of preferred stock and senior debentures in connection with the Merger and payment of debt issuance costs of $0.8 million in connection with the 2005 Credit Facility.

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

Net cash used in financing activities for the year ended December 31, 2004 was $18.0 million. The net cash used in financing activities resulted from net payments on debt.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position from December 31, 2005 to December 31, 2006.

Accounts Receivable. Accounts receivable increased $20.4 million from December 31, 2005 to December 31, 2006, of which $17.6 million and $0.9 million was acquired from the Acquisitions and other acquisitions, respectively. The remaining accounts receivable decrease from December 31, 2005 to December 31, 2006 primarily resulted from an increase in sales for the last two months of the fourth quarter ended December 31, 2006 when compared to the last two months of the fourth quarter ended December 31, 2005.

Prepaid Expenses. Prepaid expenses increased $2.0 million from December 31, 2005 to December 31, 2006 to $3.4 million, of which $3.0 million was acquired from the Acquisitions. The partially offsetting decrease primarily resulted from the timing of insurance and rent payments.

Property, Plant, and Equipment. Property, plant, and equipment increased $38.4 million during the period from December 31, 2005 to December 31, 2006, of which $42.4 million, $2.9 million and $8.4 million of the increase resulted from the Acquisitions, other acquisitions and capital expenditures, respectively, partially offset by depreciation of $8.7 million and sales and disposals of assets of $6.6 million.

Goodwill. Goodwill increased $200.0 million from December 31, 2005 to December 31, 2006, of which $229.3 million and $3.1 million of the increase resulted from the Acquisitions and other acquisitions, respectively, partially offset by a reduction of $32.4 million related to the deferred tax valuation allowance.

Intangible Assets. Intangible assets increased $174.0 million from December 31, 2005 to December 31, 2006, of which $186.5 million and $5.1 million of the increase resulted from the

Acquisitions and other acquisitions, respectively, partially offset by amortization of $15.3 million and sales of assets of $2.3 million.

Accounts Payable. Accounts payable increased $4.0 million from December 31, 2005 to December 31, 2006, of which $2.4 million was acquired from the Acquisitions. The remaining accounts payable increase of $1.6 million from December 31, 2005 to December 31, 2006 primarily resulted from an overall increase in general and administrative expenses, including integration and reorganization costs. The remaining accounts payable increase is also associated with one of our June 6, 2006 acquisitions. When we acquired CP Media on June 6, 2006, CP Media’s accounts payable balance was relatively low due to payments made immediately prior to the acquisition.

Long-term Debt. Long-term debt increased $256.6 million from December 31, 2005 to December 31, 2006, primarily resulting from net borrowings of $558.0 million under the first term loan under the 2006 Credit Facility, partially offset by the extinguishment of $304.4 million under the 2005 Credit Facility. The current portion of long-term debt of $3.1 million as of December 31, 2005 was repaid before the 2006 Financing.

Additional Paid-in Capital. Additional paid-in capital increased $259.8 million from December 31, 2005 to December 31, 2006, which primarily resulted from the issuance of common stock from the IPO of $261.4 million (excess of par value), net of underwriters’ discount and offering costs, non-cash compensation of $1.8 million, partially offset by a reclassification of deferred compensation of $3.9 million.

Indebtedness

First Lien Credit Agreement. GateHouse Media Operating, Inc. (“Operating”), an indirectly wholly owned subsidiary of the Company, GateHouse Media Holdco, Inc. (“Holdco”), a wholly owned subsidiary of the Company, and certain of their subsidiaries are party to a first lien credit agreement, dated as of June 6, 2006, as amended on June 21, 2006 and October 11, 2006, with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The first lien credit facility was amended and restated on February 27, 2007 by entering into the 2007 Credit Facility (see “2007 Credit Facility” below). The first lien credit facility provided for a $570.0 million term loan facility and a revolving credit facility with a $40.0 million aggregate loan commitment amount available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility. The first lien credit facility is secured by a first priority security interest in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the first lien credit facility were guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

Borrowings under the first lien credit facility bore interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the first lien credit facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the first lien credit facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans was fixed at 2.25% and 1.25%, respectively. The applicable margin for revolving loans was adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the first lien credit facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the first lien credit facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the first lien credit facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.5% to 2.0%, in the case of LIBOR Rate Loans, and 0.5% to 1.0%, in the case of Alternate Base Rate Loans. The borrowers under the revolving credit facility also paid a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Total Leverage Ratio and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit.

No principal payments were due on the term loan facility or the revolving credit facility until the applicable maturity date. The borrowers were required to prepay borrowings under the term loan facility in an amount equal to 50% of Holdco’s Excess Cash Flow (as defined in the first lien credit facility) earned during the previous fiscal year, except that no prepayments are required if the Total Leverage Ratio is less than or equal to 6.0 to 1.0 at the end of any fiscal year. In addition, the borrowers were required to prepay borrowings under the term loan facility with certain asset disposition proceeds, cash insurance proceeds and condemnation or expropriation awards subject to specified reinvestment rights. The borrowers were also required to prepay borrowings with 50% of the net proceeds of certain equity issuances or 100% of the proceeds of certain debt issuances except that no prepayment was required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facility has been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facility and the cash collateralization of letters of credit.

The first lien credit facility contains financial covenants that require Holdco to satisfy specified quarterly financial tests, consisting of a Total Leverage Ratio, an interest coverage ratio and a fixed charge coverage ratio. The first lien credit facility also contain affirmative and negative covenants customarily found in loan agreements for similar transactions, including restrictions on our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that after the second lien credit facility has been paid in full and terminated, Holdco is permitted to pay quarterly dividends so long as, after giving effect to any such dividend payment, Holdco and its subsidiaries are in pro forma compliance with each of the financial covenants, including the Total Leverage Ratio). The first lien credit facility contained customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-defaults; a Change of Control (as defined in the first lien credit facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend credit, Operating may increase the revolving credit facility and/or the term loan facility by up to an aggregate of $250.0 million.

In October 2006, we used a portion of the net proceeds from our IPO to pay down $12.0 million of our first lien credit facility, and to repay in full the outstanding balance of $21.3 million under our $40.0 million revolving credit facility.

As of December 31, 2006, $558.0 million was outstanding under the first lien credit facility.

Second Lien Credit Agreement. Holdco, Operating and certain of their subsidiaries were party to a secured bridge credit agreement, dated as of June 6, 2006, as amended on June 21, 2006, with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. This second lien credit facility provided for a $152.0 million term facility that matured on June 6, 2014, subject to earlier maturity upon the occurrence of certain events. The second lien credit facility was secured by a second priority security interest in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the second lien credit facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

Borrowings under the second lien credit facility bore interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the second lien credit facility) or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the second lien credit facility) plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans is fixed at 1.5% and 0.5%, respectively.

In October 2006, we used a portion of the net proceeds from our IPO to repay in full and terminate our $152.0 million second lien credit facility.

2007 Credit Facility

Holdco Operating and certain of their subsidiaries are parties to an Amended and Restated Credit Agreement, dated as of February 27, 2007 (the “2007 Credit Facility”), with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The following is a summary of the material terms of the 2007 Credit Facility. This summary does not include all of the provisions of the 2007 Credit Facility. The 2007 Credit Facility is included as exhibit to this report on Form 10-K. Reference is made to that document for a detailed description of the provisions summarized below.

The 2007 Credit Facility provides for a (i) $670.0 million term loan facility that matures on August 28, 2014, (ii) a delayed draw term loan of up to $250.0 million available until August 28, 2007 that matures on August 28, 2014, and (iii) a revolving loan facility with a $40.0 million aggregate loan commitment amount available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, that matures on February 28, 2014. The borrowers may use the proceeds of the loan facilities to finance the acquisition of SureWest Directories, to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility is secured by a first priority security interest in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the 2007 Credit Facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

As of February 28, 2007, (i) $670.0 million was outstanding under the term loan facility, (ii) no borrowings were outstanding under the delayed draw facility and (iii) no borrowings were outstanding under the revolving credit facility (without giving effect to $3.4 million of outstanding but undrawn letters of credit on such date). Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans is 1.75% and 0.75%, respectively, if the ratings for the credit facilities by Moody’s Investors

Service Inc. is at least B1 and by Standard & Poor’s Ratings Services is at least B+ , and otherwise is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00%, in the case of Alternate Base Rate Loans. Under the revolving loan facility we also pay a quarterly commitment fee on the unused portion of the revolving loan facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, we are required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

No principal payments are due on the term loan facilities or the revolving credit facility until the applicable maturity date. The borrowers are required to prepay borrowings under the term loan facilities in an amount equal to 50.0% of Holdco’s Excess Cash Flow (as defined in the Credit Agreement) earned during the previous fiscal year, except that no prepayments are required if the Total Leverage Ratio is less than or equal to 6.0 to 1.0 at the end of such fiscal year. In addition, the borrowers are required to prepay borrowings under the term loan facilities with asset disposition proceeds in excess of specified amounts to the extent necessary to cause Holdco’s Total Leverage Ratio to be less than or equal to 6.25 to 1.00, and with cash insurance proceeds and condemnation or expropriation awards, in excess of specified amounts, subject, in each case, to reinvestment rights. The borrowers are required to prepay borrowings under the term loan facilities with the net proceeds of equity issuances by GateHouse Media, Inc in an amount equal to the lesser of (i) the amount by which 50.0% of the net cash proceeds exceeds the amount (if any) required to repay any credit facilities of GateHouse Media, Inc. or (ii) the amount of proceeds required to reduce Holdco’s Total Leverage Ratio to 6.0 to 1.0. The borrowers are also required to prepay borrowings under the term loan facilities with 100% of the proceeds of debt issuances (with specified exceptions) except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facilities have been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facilities and the cash collateralization of letters of credit.

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which we are generally permitted to incur so long as we satisfy an incurrence test that requires us to maintain a pro forma Total Leverage ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (ii) make restricted payments. of proceeds of asset dispositions to us to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations if such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media, Inc.). The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility

contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provides that the borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
First lien credit facility	$42,408	$42,408	$42,408	$42,408	$42,408	$639,871	$851,911
Noncompete payments	177	151	111	17	—	—	456
Operating lease obligations	4,736	4,715	4,426	4,159	2,389	8,487	28,912

Total	$47,321	$47,274	$46,945	$46,584	$44,797	$648,358	$881,279

On February 27, 2007, we entered into the 2007 Credit Facility with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The 2007 Credit Facility provides for a $670.0 million term loan facility which matures in August, 2014, a delayed draw term loan of up to $250.0 million available until August, 2007 which matures in August, 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February, 2014.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation) (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. EITF No. 06-3 will become effective during the first quarter of 2007. The Company does not expect EITF No. 06-3 to have a material impact on its financial condition or results of operations.

In July 2006, the “FASB” issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which is an interpretation of SFAS No. 109, Accounting for Income Taxes. (“SFAS No. 109”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a Company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The new accounting model for uncertain tax positions is effective for annual periods beginning after December 15, 2006. Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The FASB has issued for comment an exposure draft of a FASB Staff Position (FSP) related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The proposed FSP, Definition of Settlement in FASB Interpretation No. 48, would amend FIN 48 to address concerns regarding the meaning of “ultimately settled” in paragraph 10b. The implementation of FIN 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year uncorrected misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. SAB No. 108 is effective for the interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact the adoption of SFAS No. 159 will have on our financial statements.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as follows:

Income (loss) from continuing operations before:

•	income tax expense (benefit);

•	depreciation and amortization; and
•	other non-recurring items.

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

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of income (loss) from continuing operations to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this report. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005		Period from January 1, 2005 to June 5, 2005	Year Ended December 31,
					2004		2003
	(Successor)	(Successor)		(Predecessor)	(Predecessor)		(Predecessor)
Income (loss) from continuing operations	$(1,574)	$9,565		$(24,831)	$(30,711)		$(14,650)
Income tax expense (benefit)	(3,273)	7,050		(3,027)	1,228		(4,691)
Write-off of deferred offering costs	—	—		—	—		1,935
Write-off of deferred financing costs	—	—		—	—		161
Unrealized gain on derivative instrument	(1,150)	(10,807)		—	—		—
Loss on early extinguishment of debt	2,086	—		5,525	—		—
Amortization of deferred financing costs	544	67		643	1,826		1,810
Interest expense—dividends on mandatorily redeemable preferred stock	—	—		13,484	29,019		13,206
Interest expense—debt	35,994	11,760		13,232	32,917		32,433
Impairment of long-lived assets	917	—		—	1,500		—
Transaction costs related to Merger	—	2,850		7,703	—		—
Depreciation and amortization	24,051	8,030		5,776	13,374		13,359

Adjusted EBITDA	$57,595 (a)	$28,515	(b)	$18,505 (c)	$49,153	(d)	$43,563 (e)

(a)	Adjusted EBITDA for the year ended December 31, 2006 includes a total of $11,109 net expense, which is comprised of non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

(b)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 includes a total of $1,643 net expense, which is comprised of non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.

(c)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 includes a total of $1,564 net expense, which is comprised of non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.

(d)	Adjusted EBITDA for the year ended December 31, 2004 includes a total of $1,076 net expense, which is comprised of management fees paid to prior owners of $1,480 and a loss of $30 on the sale of assets, partially offset by $434 of other income.

(e)	Adjusted EBITDA for the year ended December 31, 2003 includes a total of $1,610 net expense, which is comprised of non-cash compensation expense and other expense of $26, management fees paid to prior owners of $1,480 and a loss of $104 on the sale of assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $0.1 million, based on pro forma floating rate debt of $558.0 million outstanding at December 31, 2006, after consideration of the interest rate swaps of $570.0 described below.

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

On May 10, 2006, we executed an additional interest rate swap in the notional amount of $270 million with a forward starting date of July 3, 2006. The interest rate swap has a term of five years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.359% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to the one-month LIBOR. These interest rate swaps effectively fix our interest rate on $558.0 million of our variable rate debt for the term of the swaps.

At December 31, 2006, after consideration of the forward starting interest rate swaps described above, none of the remaining principal amount of our debt is subject to floating interest rates.

Commodities

Certain materials we use are subject to commodity price changes. We manage this risk through instruments such as purchase orders, membership in a buying consortium and continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.5 million based on pro forma as adjusted newsprint usage for the year ended December 31, 2006 of approximately 50,000 metric tons.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

GateHouse Media, Inc.

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	69

Consolidated Balance Sheets as of December 31, 2006 and 2005	70

Consolidated Statements of Operations for the year ended December 31, 2006 (Successor), the period from June 6, 2005 to December 31, 2005 (Successor), the period from January 1, 2005 to June 5, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	71

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2006 (Successor), the period from June 6, 2005 to December 31, 2005 (Successor), the period from January 1, 2005 to June 5, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	72

Consolidated Statements of Cash Flows for the year ended December 31, 2006 (Successor), the period from June 6, 2005 to December 31, 2005 (Successor), the period from January 1, 2005 to June 5, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor)	73

Notes to Consolidated Financial Statements	75

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GateHouse Media, Inc.:

We have audited the accompanying consolidated balance sheets of GateHouse Media, Inc. (formerly Liberty Group Publishing, Inc.) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006 (Successor Period), the period from June 6, 2005 to December 31, 2005 (Successor Period), the period from January 1, 2005 to June 5, 2005 (Predecessor Period), and the year ended December 31, 2004 (Predecessor Period). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GateHouse Media, Inc. (formerly Liberty Group Publishing, Inc.) and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 (Successor Period), the period from June 6, 2005 to December 31, 2005 (Successor Period), the period from January 1, 2005 to June 5, 2005 (Predecessor Period), and the year ended December 31, 2004 (Predecessor Period) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(q) to the consolidated financial statements, during 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

As discussed in Note 1(i) to the consolidated financial statements, in 2005 the Company changed to June 30 the date on which the annual impairment assessment of goodwill and intangible assets with indefinite lives is made.

As discussed in Note 1(b) to the consolidated financial statements, effective June 6, 2005, FIF III Liberty Holdings LLC acquired all of the outstanding stock of GateHouse Media, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than for the periods prior to the acquisition and therefore, is not comparable.

/s/ KPMG LLP

Chicago, Illinois

March 12, 2007

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$90,302	$3,063
Accounts receivable, net of allowance for doubtful accounts of $2,332 and $1,509 at December 31, 2006 and 2005, respectively	42,990	22,587
Inventory	4,664	3,421
Prepaid expenses	3,372	1,392
Deferred income taxes	2,896	2,121
Other current assets	380	366

Total current assets	144,604	32,950
Property, plant, and equipment, net of accumulated depreciation of $11,224 and $2,878 at December 31, 2006 and 2005, respectively.	98,371	60,017
Goodwill	516,656	316,691
Intangible assets, net of accumulated amortization of $20,246 and $5,111 at December 31, 2006 and 2005, respectively.	391,096	217,104
Deferred financing costs, net	5,297	753
Other assets	9,376	11,211
Assets held for sale	2,323	—

Total assets	$1,167,723	$638,726

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$3,071
Current portion of long-term liabilities	487	224
Accounts payable	5,655	1,616
Accrued expenses	20,525	10,505
Deferred revenue	14,554	8,851
Dividend payable	9,394	—

Total current liabilities	50,615	24,267
Long-term liabilities:
Borrowings under revolving credit facility	—	8,500
Long-term debt, less current portion	558,000	301,355
Long-term liabilities, less current portion	1,324	505
Deferred income taxes	70,935	72,043
Pension and other postretirement benefit obligations	13,765	—

Total liabilities	694,639	406,670

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2006; none issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2006; 39,147,263 and 22,640,000 shares issued, and 39,141,263 and 22,640,000 outstanding at December 31, 2006 and December 31, 2005, respectively	381	222
Additional paid-in capital	486,011	226,178
Deferred compensation	—	(3,909)
Accumulated other comprehensive loss	(2,644)	—
Retained earnings (accumulated deficit)	(10,604)	9,565
Treasury stock, at cost, 6,000 shares at December 31, 2006	(60)	—

Total stockholders’ equity	473,084	232,056

Total liabilities and stockholders’ equity	$1,167,723	$638,726

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year ended December 31, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues:
Advertising	$238,721	$88,798	$63,172	$148,291
Circulation	52,656	19,298	14,184	34,017
Commercial printing and other	23,553	11,415	8,134	17,776

Total revenues	314,930	119,511	85,490	200,084
Operating costs and expenses:
Operating costs	160,877	61,001	40,007	97,198
Selling, general, and administrative	91,272	29,033	26,210	52,223
Depreciation and amortization	24,051	8,030	5,776	13,374
Transaction costs related to Merger	—	2,850	7,703	—
Integration and reorganization costs and management fees paid to prior owner	4,486	1,002	768	1,480
Impairment of long-lived assets	917	—	—	1,500
Gain (loss) on sale of assets	(700)	40	—	(30)

Operating income	32,627	17,635	5,026	34,279
Interest expense—debt	35,994	11,760	13,232	32,917
Interest expense—dividends on mandatorily redeemable preferred stock	—	—	13,484	29,019
Amortization of deferred financing costs	544	67	643	1,826
Loss on early extinguishment of debt	2,086	—	5,525	—
Unrealized gain on derivative instrument	(1,150)	(10,807)	—	—

Income (loss) from continuing operations before income taxes	(4,847)	16,615	(27,858)	(29,483)
Income tax expense (benefit)	(3,273)	7,050	(3,027)	1,228

Income (loss) from continuing operations	(1,574)	9,565	(24,831)	(30,711)
Income from discontinued operations, net of income taxes of $3,091 in 2004	—	—	—	4,626

Net income (loss)	$(1,574)	$9,565	$(24,831)	$(26,085)

Earnings (loss) per share:
Basic and diluted:
Income (loss) from continuing operations	$(0.06)	$0.43	$(0.12)	$(0.14)
Net income (loss)	$(0.06)	$0.43	$(0.12)	$(0.12)

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Treasury stock		Notes receivable	Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2003 (Predecessor)	218,517,700	$2,185	$14,281	$—	$—	$(154,824)	2,634,400	$(181)	$(953)	$(139,492)
Net loss	—	—	—	—	—	(26,085)	—	—	—	(26,085)

Balance at December 31, 2004 (Predecessor)	218,517,700	2,185	14,281	—	—	(180,909)	2,634,400	(181)	(953)	(165,577)
Repayment of notes receivable through forgiveness of debt	—	—	—	—	—	—	—	—	953	953
Net loss	—	—	—	—	—	(24,831)	—	—	—	(24,831)

Balance at June 5, 2005 (Predecessor)	218,517,700	2,185	14,281	—	—	(205,740)	2,634,400	(181)	—	(189,455)
Redemption of Predecessor’s outstanding common stock	(218,517,700)	(2,185)	(14,281)	—	—	—	—	—	—	(16,466)
Cancellation of Predecessor’s stock held in treasury	—	—	—	—	—	—	(2,634,400)	181	—	181
Write-off of Predecessor’s accumulated deficit associated with the Merger	—	—	—	—	—	205,740	—	—	—	205,740
Contributed capital associated with the Merger	22,197,500	222	221,753	—	—	—	—	—	—	221,975
Restricted share grants	442,500	—	4,425	(4,425)	—	—	—	—	—	—
Restricted share grants, compensation expense	—	—	—	516	—	—	—	—	—	516
Net income	—	—	—	—	—	9,565	—	—	—	9,565

Balance at December 31, 2005 (Successor)	22,640,000	222	226,178	(3,909)	—	9,565	—	—	—	232,056

Comprehensive loss:
Net loss	—	—	—	—	—	(1,574)	—	—	—	(1,574)
Unrealized loss on derivative instrument, net of income taxes of $1,560	—	—	—	—	(2,351)	—	—	—	—	(2,351)
Minimum pension liability adjustment, net of income taxes of $197	—	—	—	—	(293)	—	—	—	—	(293)

Comprehensive loss										(4,218)
Reclassification of deferred compensation	—	—	(3,909)	3,909	—	—	—	—	—	—
Restricted share grants	618,680	—	1,936	—	—	—	—	—	—	1,936
Restricted share forfeitures	(6,417)	—	(15)	—	—	—	—	—	—	(15)
Issuance of common stock	25,000	—	375	—	—	—	—	—	—	375
Issuance of common stock from initial public offering, net of issuance costs	15,870,000	159	261,446	—	—	—	—	—	—	261,605
Purchase of treasury stock	—	—	—	—	—	—	6,000	(60)	—	(60)
Common stock cash dividends	—	—	—	—	—	(18,595)	—	—	—	(18,595)

Balance at December 31, 2006 (Successor)	39,147,263	$381	$486,011	$—	$(2,644)	$(10,604)	6,000	$(60)	$—	$473,084

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year ended December 31, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(1,574)	$9,565	$(24,831)	$(26,085)
Income from discontinued operations, net of income taxes	—	—	—	(4,626)

Net income (loss) from continuing operations	(1,574)	9,565	(24,831)	(30,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,051	8,030	5,776	13,374
Amortization of deferred financing costs	544	67	643	1,826
Unrealized gain on derivative instrument	(1,150)	(10,807)	—	—
Issuance of Senior Debentures in lieu of paying cash interest on Senior Discount Debentures and Senior Debentures held by affiliates	—	—	4,765	8,760
Change in accrued interest on Senior Discount Debentures and Senior Debentures held by affiliates	—	(21,129)	(389)	424
Non-cash compensation expense	1,846	516	—	—
Deferred income taxes	(3,448)	6,899	(3,520)	457
Loss (gain) on sale of assets	700	(40)	—	30
Loss on early extinguishment of debt	2,086	—	5,525	—
Interest expense—dividends on mandatorily redeemable preferred stock	—	—	13,484	29,019
Non-cash transaction costs related to Merger	—	—	953	—
Impairment of long-lived assets	917	—	—	1,500
Unrecognized pension and other postretirement benefit obligations— actuarial loss	748	—	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,701)	760	(656)	(1,440)
Inventory	(23)	(408)	74	(88)
Prepaid expenses and other assets	771	346	(226)	(566)
Accounts payable	1,614	(58)	223	(323)
Accrued expenses	196	(5,304)	(2,227)	(153)
Deferred revenue	(668)	(113)	(71)	(259)
Other long-term liabilities	308	(138)	(95)	(403)

Net cash provided by (used in) operating activities	25,217	(11,814)	(572)	21,447

Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,396)	(4,967)	(1,015)	(3,654)
Proceeds from sale of publications and other assets	4,494	3,398	—	1,994
Acquisition of GateHouse Media, Inc., net of cash acquired	—	(23,930)	—	—
Acquisition of CP Media, net of cash acquired	(231,735)	—	—	—
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	(181,393)	—	—	—

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	Year ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year ended December 31, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Other acquisitions, net of cash acquired	(11,808)	(15,082)	(80)	(968)

Net cash used in investing activities	(428,838)	(40,581)	(1,095)	(2,628)

Cash flows from financing activities:
Extinguishment of senior subordinated notes, net of fees	—	—	(182,813)	—
Extinguishment of senior discount notes, held by third parties	—	—	(20,184)	—
Extinguishment of senior preferred stock, held by third parties	—	—	(11,361)	—
Payment of debt issuance costs	(7,166)	(771)	(2,350)	—
Borrowings under term loans	570,000	27,926	276,500	—
Repayments of term loans	(12,000)	—	(60,052)	(11,700)
Net borrowings (repayments) under revolving credit facility	(8,500)	8,500	—	(6,338)
Extinguishment of Senior Debentures	—	(69,200)	—	—
Contributed capital	—	221,975	—	—
Extinguishment of senior preferred stock, related to Merger	—	(134,321)	—	—
Extinguishment of credit facility, net of fees	(304,426)	—	—	—
Payment of offering costs	(3,701)	—	—	—
Issuance of common stock, net of underwriters’ discount	265,914	—	—	—
Purchase of treasury stock	(60)	—	—	—
Payment of dividends	(9,201)	—	—	—

Net cash provided by (used in) financing activities	490,860	54,109	(260)	(18,038)

Net cash provided by discontinued operations:
Operating cash flow	—	—	—	459

Net increase (decrease) in cash and cash equivalents	87,239	1,714	(1,927)	1,240
Cash and cash equivalents at beginning of period	3,063	1,349	3,276	2,036

Cash and cash equivalents at end of period	$90,302	$3,063	$1,349	$3,276

Supplemental disclosures of cash flow information:
Cash interest paid	$38,459	$31,720	$16,879	$24,210
Repayment of notes receivable through forgiveness of debt	—	—	953	—
Issuance of Senior Debentures in lieu of paying cash interest on Senior Discount Debentures and Senior Debentures held by affiliates	—	—	4,765	8,760
New Senior Debentures issued in exchange for Senior Debentures and Senior Discount Debentures held by affiliates	—	—	87,503	—
Series B-1 Senior Preferred Stock issued in exchange for Series A Senior Preferred Stock	—	—	114,277	—

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

GateHouse Media, Inc. (“GateHouse”), formerly Liberty Group Publishing, Inc. (“LGP”), and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of December 31, 2006, the Company (as defined below) owns and operates 413 publications located in 18 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local advertising, rather than national advertising, which is generally more sensitive to economic conditions. The Company currently operates in a single reportable segment as its publications have similar economic characteristics, products, customers and distribution.

(b) Basis of Presentation

GateHouse was formed in 1997 for purposes of acquiring 166 daily and weekly newspapers. GateHouse is a holding company for its wholly owned subsidiary, GateHouse Media Operating, Inc. (“Operating Company”). The consolidated financial statements include the accounts of GateHouse and Operating Company and its consolidated subsidiaries (“the Company”). All significant intercompany accounts and transactions have been eliminated.

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent (“the Merger”). The Merger was completed on June 6, 2005. The total value of the transaction was approximately $527,000.

The Merger resulted in a new basis of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). This change creates many differences between reporting for the Company pre-Merger, as predecessor, and the Company post-Merger, as successor. The accompanying consolidated financial statements and the notes to consolidated financial statements reflect separate reporting periods for the predecessor and successor company.

The following transactions occurred in connection with the Merger:

•	The Company’s issued and outstanding shares of common stock, par value $0.01, were converted into the right to receive $0.10 per share in cash (“Conversion Amount”), or $21,588 in the aggregate.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

•

Each share of Series B-1 Senior Preferred stock issued and outstanding at the time of the Merger was converted, without interest, into $1,000 per share, or $115,821 in the aggregate, plus accumulated and unpaid dividends of $3,182, and was extinguished.

•

Each share of Series B Junior Preferred Stock issued and outstanding at the time of the Merger was converted, without interest, into $115.56 per share, or $15,317 in the aggregate, plus accumulated and unpaid dividends of $0, and was extinguished.

•

Parent and certain management investors contributed approximately $221,975 in cash to the Company, which in turn held all the outstanding shares of common stock of the Company after the completion of the Merger.

•

The Company amended its new credit facility to allow for a change in control and borrowed $33,500 on the revolving credit facility in connection with the Merger. The Company paid $771 in fees in connection with the amendment.

•	The Company incurred approximately $10,553 in transaction costs associated with the Merger.

•

Each outstanding option under the Company’s 1999 Stock Option Plan (“the Option Plan”) was cancelled for cash consideration per share equal to the difference between the conversion amount of $0.10 per share and the respective exercise price of the option, or $93 in the aggregate. Additionally, all outstanding shares of the Company’s common stock held in treasury at the time of the Merger were cancelled.

(c) Initial Public Offering

On October 25, 2006, the Company completed its initial public offering (“IPO”) of 13,800,000 shares of common stock at $18.00 per share. The Company’s registered common stock is traded on the New York Stock Exchange under the symbol “GHS.”

On November 3, 2006, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,070,000 shares of common stock as allowed in the underwriting agreement. The total net proceeds from the IPO of 13,800,000 shares and this additional allotment of 2,070,000 shares after deducting offering expenses and the underwriting discount was $261,605.

(d) Use of Estimates

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

(e) Fiscal Year

The Company’s fiscal year end is December 31, 2006. CP Media, a subsidiary of the Company as of June 6, 2006, has a fiscal year which ends on the Sunday closest to December 31. CP Media’s fiscal year ended on December 31, 2006.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(f) Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors.

(g) Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

(h) Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Routine maintenance and repairs are expensed as incurred.

Depreciation is calculated under the straight-line method over the estimated useful lives, principally 7 to 40 years for buildings and improvements, 1 to 15 years for machinery and equipment, and 1 to 12 years for furniture, fixtures, and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(i) Goodwill and Intangible Assets

Intangible assets consist of advertiser, subscriber, customer relationships, mastheads, and non-compete agreements with former owners of acquired newspapers. The excess of acquisition costs over the estimated fair value of tangible and identifiable intangible net assets acquired is recorded as goodwill.

Advertiser and subscriber relationships were amortized over useful lives of 20 and 30 years, respectively during the period from January 1, 2005 to June 5, 2005 and the year ended December 31, 2004. Customer relationships unrelated to newspapers were amortized over 10 years during the period from January 1, 2005 to June 5, 2005 and the year ended December 31, 2004. Non-compete agreements were amortized over periods of up to 10 years depending on the specifics of the agreement.

The Company obtained a third party independent appraisal to determine the fair values of the subscriber and advertiser relationships acquired in connection with the Merger. The appraisal used an excess earning approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 5.0% to 7.0% for advertiser relationships and 5.0% for subscriber relationships. Growth rates were estimated to be 3.0% and the discount rate was estimated to be 8.5%.

Estimated cash flows extend up to periods of 27 years, which considers that a majority of the publications have been in existence over 50 years with many having histories’ over 100 years. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company is amortizing the fair values of the subscriber and advertiser relationships over

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 19 years and 18 years, respectively, on a straight-line basis as no other discernable pattern of usage was more readily determinable, commencing June 6, 2005. Non-compete agreements are amortized over periods of up to 5 years depending on the specifics of the agreement.

For tax purposes, the amount of goodwill that is expected to be deductible is $182,364 as of December 31, 2006.

Goodwill and mastheads are not amortized pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist. For the year ended December 31, 2004, the annual test was conducted on December 31. As a result of the Merger, the Company changed the date on which the annual impairment assessment is made to June 30. As required by SFAS No. 142, the Company performs its impairment analysis on each of its reporting units, represented by its geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value. No impairment charges were recorded during the years ended December 31, 2006 or 2005. During the year ended December 31, 2004, an impairment charge of $526 was recorded for goodwill.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company assesses the recoverability of its long-lived assets, including property, plant, and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under performance relative to historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates. If undiscounted projected future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. The Company records the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in the consolidated statements of operations if such a difference arises.

(j) Revenue Recognition

Circulation revenue from subscribers is billed to customers at the beginning of the subscription period and is recognized on a straight-line basis over the term of the related subscription. Circulation

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

revenue from single copy sales is recognized at the time of sale. Advertising revenue is recognized upon publication of the advertisement. Revenue for commercial printing is recognized upon delivery.

(k) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on the Company’s best estimate of the ultimate settlement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities should be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized should be adjusted. The effect of those adjustments should be applied to increase or decrease the remaining balance of goodwill attributable to that acquisition. If goodwill is reduced to zero, the remaining amount of those adjustments should be applied initially to reduce to zero other noncurrent intangible assets related to that acquisition, and any remaining amount should be recognized in earnings.

(l) Fair Value of Financial Instruments

The Company has reviewed its cash equivalents, accounts receivable, accounts payable, and accrued expenses and has determined that their carrying values approximate fair value due to the short maturity of these instruments. The Company’s carrying value for its long-term debt and revolving credit facility approximates fair value due to the variable interest rates associated with these financial instruments.

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity or net earnings depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

To qualify for hedge accounting, the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value of the underlying exposure both at the inception of the hedging relationship and on an ongoing basis. The Company’s policy requires the assessment and measurement for effectiveness to be formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period. The Company uses a cumulative dollar-offset method to assess effectiveness and the change in variable cash flow method for measuring ineffectiveness. For hedges that do not meet certain criteria in assuming perfect effectiveness, ineffectiveness is measured using the hypothetical derivative method. If the hedge fails the effectiveness test, we discontinue applying hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings. The amounts previously recorded in accumulated other comprehensive income will be reclassified into income in the same manner that the hedged item affects income.

(m) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit with a maximum term at origination of three months or less.

(n) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the estimated remaining term of the related debt.

(o) Advertising

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses of $1,787, $382, $585 and $844 during the year ended December 31, 2006, the period from June 6, 2005 to December 31, 2005, the period from January 1, 2005 to June 5, 2005, and the year ended December 31, 2004, respectively.

(p) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(q) Stock-based Employee Compensation

Prior to January 1, 2006, the Company accounted for its stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123 permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allowed entities to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and provide pro forma net income (loss) disclosures for employee stock option grants made as if the fair value-based method defined in SFAS No. 123 had been applied. Under APB No. 25, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123 during the period from June 6, 2005 to December 31, 2005, the period from January 1, 2005 to June 5, 2005, and the year ended December 31, 2004.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

Prior to the Merger, the Company had one stock-based employee compensation plan, which is more fully described in Note 17. On June 5, 2005, each outstanding option under the Option Plan was cancelled for cash consideration per share equal to the difference between the conversion amount of $0.10 per share and the respective exercise price of the option, or $93 in the aggregate and, accordingly, the Company recognized compensation expense during the period from January 1, 2005 to June 5, 2005. There were no options granted during 2006 or 2005. During the year ended December 31, 2004, the Company granted 350,000 options under the Option Plan. In June 2006, the Company cancelled the Option Plan.

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value-based method to all outstanding and unvested awards for the periods presented:

	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year ended December 31, 2004
	(Successor)	(Predecessor)	(Predecessor)
Net income (loss), as reported	$9,565	$(24,831)	$(26,085)
Add:
Stock-based employee compensation expense included in reported net income (loss)	516	93	—
Deduct:
Stock-based employee compensation determined under fair value-based method	(516)	(93)	(23)

Pro forma net income (loss)	$9,565	$(24,831)	$(26,108)

Earnings (loss) per share:
Basic – as reported	$0.43	$(0.12)	$(0.12)
Basic – pro forma	$0.43	$(0.12)	$(0.12)
Diluted – as reported	$0.43	$(0.12)	$(0.12)
Diluted – pro forma	$0.43	$(0.12)	$(0.12)

Under the stock-based employee compensation plan, the exercise price of each option equals the fair value of the common stock on the date of grant. For purposes of calculating compensation expense consistent with SFAS No. 123, the fair value of each 2004 stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 18.6%, risk-free interest rate of 4.5%, and an expected life of 10 years. There were no stock option grants during 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes SFAS No. 123 and APB No. 25 and requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates. The Company adopted SFAS No. 123R using the modified prospective transition method, therefore, prior results were not restated. Under the modified prospective method, share-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of the date of adoption. Accordingly, the expense required under SFAS No. 123R has been recorded beginning January 1, 2006. In addition, the Company eliminated the December 31, 2005 balance of deferred compensation of $3,909 by reducing additional paid-in capital.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(r) Pension and Postretirement Liabilities

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), became effective for the Company during the year ended December 31, 2006, and requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. During the year ended December 31, 2006, a total of $293, net of taxes of $197, was recognized in other comprehensive income (see Note 16).

(s) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the 2006 presentation.

(t) Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation) (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. EITF No. 06-3 will become effective during the first quarter of 2007. The Company does not expect EITF No. 06-3 to have a material impact on its financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The new accounting model for uncertain tax positions is effective for annual periods beginning after December 15, 2006. Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The implementation of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year uncorrected misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 does not change the staff’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. SAB No. 108 is effective for the interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s financial statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $1,846, $516 and $93, during the year ended December 31, 2006, the period from June 6, 2005 to December 31, 2005, and the period from January 1, 2005 to June 5, 2005, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the year ended December 31, 2006, was $688. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2006 was $10,819, which is expected to be recognized over a weighted-average period of 3.6 years, through October 2011.

Total share-based compensation expense during the year ended December 31, 2006 of $1,846 is comprised of $125 related to the purchase of common stock at a discount, as discussed below, and $1,721 related to share-based compensation expense for Restricted Share Grants (“RSGs”), which is net of estimated forfeitures.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(a) Restricted Share Grants

On June 6, 2005, the Company issued 442,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). An additional 350,000 RSGs were issued under the Management Stockholder Agreements during the first two quarters of 2006. Under the Management Stockholder Agreements, the RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted to Company directors, management and employees. The majority of the RSGs issued under the Plan vest by one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, the RSGs immediately vest at the percentage that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the year ended December 31, 2006, the Company recognized $1,721 in share-based compensation expense related to the RSGs.

As of December 31, 2006, there were 1,051,763 RSGs issued and outstanding with a weighted average grant date fair value of $14.33. As of December 31, 2006, the aggregate intrinsic value of unvested RSGs was $19,552. During the year ended December 31, 2006, the aggregate fair value of vested RSGs was $45.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2005	442,500	$10.00
Granted	618,680	17.36
Vested	(3,000)	10.00
Forfeited	(6,417)	10.73

Unvested at December 31, 2006	1,051,763	$14.33

SFAS No. 123R requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were included in pro forma stock compensation as they occurred.

(b) Other Awards

In January 2006, a management investor purchased 25,000 shares of common stock at a discount of $5.01 per share, or $125, pursuant to the investor’s Management Stockholder Agreement.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The purchase was determined to be compensatory in accordance with SFAS No. 123R. The Company recognized $125 in employee compensation expense related to this purchase during the year ended December 31, 2006. The fair value of the common stock was determined to be $15.01 per share as of January 2006.

(c) Valuation of Equity Securities Issued as Compensation

Prior to January 1, 2006, the Company recorded deferred stock-based compensation, which consisted of the amounts by which the estimated fair value of the instrument underlying the grant exceeded the grant or exercise price, at the date of grant or other measurement date, if applicable and recognized the expense over the related service period. In determining the fair value of the Company’s common stock at the dates of grant prior to the IPO on October 25, 2006, GateHouse’s stock was not traded and, therefore, the Company was unable to rely on a public trading market for its stock prior to October 25, 2006.

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

The Company believes the Merger was on arms’ length terms and represented the fair value of its equity on June 6, 2005. In connection with the Merger, an appraisal of certain assets and liabilities was prepared by an unrelated valuation specialist and indicated a $10.00 fair value per share for the Company’s common stock on that date.

As the Company began the process of preparing for its IPO, it developed a preliminary valuation using a discounted cash flow approach as of July 2006. The Company prepared this valuation using an estimated revenue growth rate based upon advertising rate increases considering the consumer price index (“CPI”), implementation of additional on-line content and products and introduction of additional niche products. Additionally, the Company used an estimated annual EBITDA, (adjusted to exclude certain non-cash and non-recurring items), growth rate based upon increases in revenues, cost reductions from the integration of acquisitions and improvements in cost from clustering and centralized services.

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

•

the rate of the Company’s Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CP Media and Enterprise NewsMedia, LLC (see note 3a) and ongoing cost savings resulting from a clustering strategy;

•	estimated capital expenditures;

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

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

The Company retrospectively applied the valuation to share-based compensation relating to RSGs and common stock sales which occurred from January 2006 to May 2006. Therefore, the financial statements as of and for the year ended December 31, 2006 reflect this valuation for grants made prior to the Company’s IPO.

(3) Acquisitions

(a) CP Media and Enterprise NewsMedia, LLC Acquisitions—2006

On June 6, 2006, the Company acquired substantially all of the assets, and assumed certain liabilities of CP Media for $232,024 and acquired all of the equity interests of Enterprise NewsMedia, LLC for $194,065 (“the Acquisitions”). CP Media and Enterprise NewsMedia, LLC are two leading publishers of daily and weekly newspapers in eastern Massachusetts. The rationale for the acquisitions was primarily due to the attractive community newspaper assets with stable cash flows, the combination of the two companies that creates operational upside and cost savings and economies of scale for advertising, sales, operating costs and existing infrastructure leverage. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The Acquisitions and the results of operations for CP Media and Enterprise NewsMedia, LLC have been included in the Company’s consolidated financial statements since the date they were acquired.

As of December 31, 2006, the accrued restructuring balance was $355, which relates to on-going obligations for employee termination agreements in connection with the Acquisitions. During the year ended December 31, 2006, the Company made payments of approximately $718 in connection with these obligations.

Upon the acquisition of Enterprise NewsMedia, LLC, the Company recorded deferred taxes based upon its best estimate of the tax basis of assets and liabilities acquired. During the year ended

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

December 31, 2006, the Company updated its forecasted schedule of future reversals of taxable temporary differences, an adjustment was applied as an increase to the balance of goodwill attributable to the acquisition. Certain factors still remain that could change the ultimate liability and result in subsequent changes in goodwill and have an impact on the results of operations.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2006:

	CP Media	Enterprise NewsMedia, LLC
Current assets	$12,469	$23,801
Other assets	—	107
Property, plant and equipment	19,827	22,571
Advertising relationships	76,194	52,846
Noncompete agreements	—	986
Subscriber relationships	10,781	22,339
Mastheads	13,214	10,146
Goodwill	110,471	118,843

Total assets	242,956	251,639
Current liabilities	10,421	7,656
Other long-term liabilities	511	12,838
Deferred income taxes	—	37,080

Total liabilities	10,932	57,574

Net assets acquired	$232,024	$194,065

The Company obtained separate third party independent appraisals to determine the fair values of the subscriber and advertiser relationships acquired in connection with the CP Media and Enterprise NewsMedia, LLC acquisitions. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 10% and 6.0% for advertiser relationships and 4.0% and 6.0% to 8.0% for subscriber relationships for CP Media and Enterprise NewsMedia, LLC, respectively. Growth rates were estimated to be 0% and 0.5% and the discount rate was estimated to be 8.5% and 9.0% for subscriber relationships for CP Media and Enterprise NewsMedia, LLC, respectively. Growth rates were estimated to be 2.5% and 3.0% and the discount rate was estimated to be 8.5% and 9.0% for advertiser relationships for CP Media and Enterprise NewsMedia, LLC, respectively.

Estimated cash flows extend up to periods of approximately 32 years which considers that a majority of the acquired newspapers have been in existence over 50 years with many having histories over 100 years for both CP Media and Enterprise NewsMedia, LLC. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 18 and 15 years, respectively, for Enterprise NewsMedia, LLC and 14 to 16 and 18 years, respectively, for CP Media, on a straight-line basis as no other discernable pattern of usage was more readily determinable.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The fair value of non-compete agreements was determined using the “damages method” under the income approach method of valuation. Non-compete agreements in the Enterprise NewsMedia, LLC acquisition were valued at $986 and are being amortized over two years on a straight-line basis. There were no non-compete agreements in the CP Media acquisition.

For tax purposes, the amount of goodwill that is expected to be deductible is $106,175 for CP Media as of December 31, 2006.

(b) Other Acquisitions—2006

During the year ended December 31, 2006, the Company acquired nine publications (excluding the Acquisitions discussed above) for an aggregate purchase price of $11,752. The purchase price allocation for these acquisitions is as follows:

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

(c) Fortress Acquisition—2005

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent (“Merger Subsidiary”) and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent (“the Merger”). The Merger was completed on June 6, 2005. The total value of the transaction was approximately $527,000. The rationale for the Merger was primarily due to the Company’s attractive community newspaper assets with stable cash flow.

In connection with the Merger, the Company’s issued and outstanding shares of its common stock, par value $0.01, were converted into the right to receive $10.00 per share in cash (“Conversion Amount”), or $21,588 in the aggregate. Additionally, each share of Series B-1 Senior Preferred stock issued and outstanding at the time of the Merger was converted, without interest, into $1,000 per share, or $115,821 in the aggregate, plus accumulated and unpaid dividends of $3,182. Each share of Series B Junior Preferred Stock issued and outstanding at the time of the Merger was converted, without interest, into $115.56 per share, or $15,317 in aggregate, plus accumulated and unpaid dividends of $0. Parent and certain management investors contributed approximately $221,975 in cash to the Company, which in turn held all the outstanding shares of common stock of the Company after the completion of the Merger. The Company amended its New Credit Facility to allow for a change in

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

control and borrowed $33,500 on the revolving credit facility in connection with the Merger. The predecessor Company incurred approximately $7,703 in transaction costs associated with the Merger.

Each outstanding option under the Company’s Option Plan was cancelled for cash consideration per share equal to the difference between the conversion amount of $0.10 per share and the respective exercise price of the option, or $93 in the aggregate. Additionally, all shares of the Company’s treasury stock outstanding were cancelled in conjunction with the Merger.

The aggregate purchase price paid in the Merger transaction of $526,841 consisted of the following:

Payment for common stock	$21,588
Assumption of Term Loan B	276,500
Assumption of preferred stock	134,321
Assumption of senior debentures	90,329
Payment of fees and expenses	1,759
Payment of working capital settlement	2,344

$526,841

The Merger was recorded in accordance with SFAS No. 141. Upon closing of the Merger, a third party independent analysis was performed to estimate the fair values of the assets acquired and liabilities assumed. Portions of the cost were assigned to tangible assets and identifiable and separately recognized intangible assets, based on the fair values of the individual assets. The cost of the acquisition exceeded the fair value of the identifiable assets less the liabilities assumed, which resulted in the excess recognized as goodwill. The fair values of subscriber and advertiser intangible assets was determined using an income approach, the mastheads fair value was determined using a market approach and the valuation of real estate was determined using a sales comparison approach. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$249,309
Other assets	364
Property, plant and equipment	58,022
Advertising relationships	125,356
Customer relationships	2,308
Subscriber relationships	29,047
Mastheads	58,402
Goodwill	316,412

Total assets	839,220
Current liabilities	28,282
New Term Loan B	276,500
Senior debentures	90,329
Senior preferred stock	119,003
Junior preferred stock	15,318
Other long-term liabilities	488
Deferred income taxes	87,325

Total liabilities	617,245

Net assets acquired	$221,975

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(d) Other Acquisitions—2005

During the period from June 6, 2005 to December 31, 2005, the Company acquired 18 publications in five separate transactions for an aggregate purchase price of $15,381. The purchase price allocation for these acquisitions is as follows:

Net tangible assets acquired	$307
Property, plant, and equipment	3,265
Non-compete assets	221
Advertising relationships	4,035
Subscriber relationships	899
Mastheads	1,947
Goodwill	4,707

Purchase price	$15,381

(e) Lee Exchange—2004

On February 3, 2004, the Company acquired the daily newspapers in Corning, New York and Freeport, Illinois from Lee Enterprises, Inc. in exchange for the Company’s daily newspapers in Elko, Nevada and Burley, Idaho, as well as its weeklies in Haily, Idaho and Jerome, Idaho (the Lee Exchange). In conjunction with the Lee Exchange, the Company received cash proceeds of $1,994. The fair value of the newspaper businesses acquired in the Lee Exchange, collectively resulted in a pre-tax gain of $7,716, or a gain of $4,625, net of the tax effect of $3,091. The Company has accounted for the acquired newspaper businesses using the purchase method of accounting. An independent third party valuation analysis was performed to determine the fair value of the newspaper business acquired. The value was determined using a discounted cash flow approach for the two publications received in the exchange. Accordingly, the fair value of the newspaper businesses acquired was allocated to the assets acquired and liabilities assumed based on their respective fair values. Advertiser and subscriber relationships were being amortized through June 5, 2005 (predecessor) over remaining useful lives of 30 and 20 years, respectively. Mastheads were not amortized because their useful lives were determined to be indefinite.

The operating results of the acquired newspaper businesses from the Lee Exchange have been included in the consolidated financial statements since the exchange date. The operating results of the newspaper businesses disposed of in the Lee Exchange have been accounted for as a discontinued operation and, accordingly, such amounts have been reclassified to reflect the disposition as a discontinued operation. Revenue associated with the discontinued operations for the year ended December 31, 2004, was $477. Income from discontinued operations for the year ended December 31, 2004 includes operating income of $1 and a gain on the exchange of $4,625, net of tax.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

A computation of the gain on the exchange is as follows:

Fair value of newspaper businesses acquired	$24,579
Cash consideration received from Lee	1,994

26,573
Net book value of newspaper businesses disposed	(18,119)
Other liabilities	(270)
Legal and professional fees	(468)

Gain on exchange before income taxes	7,716
Income tax expense	3,091

Gain on exchange, net of income taxes	$4,625

The fair value allocation for the newspaper businesses acquired in 2004 is as follows:

Current assets	$869
Property, plant, and equipment	3,300
Advertiser relationships	7,947
Subscriber relationships	2,588
Mastheads	3,004
Goodwill	7,791
Current liabilities	(920)

$24,579

Fair value of newspaper businesses acquired

(f) Pro-Forma Results

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

	Year ended December 31,
	2006	2005
Revenues	$389,971	$384,989
Net loss from continuing operations	$(14,858)	$(14,097)
Net loss	$(14,858)	$(14,097)

Net loss per common share
Basic	$(0.59)	$(0.64)
Diluted	$(0.59)	$(0.64)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2006	2005
Land	$19,449	$9,140
Buildings and improvements	40,147	28,590
Machinery and equipment	42,947	23,213
Furniture, fixtures, and computer software	7,052	1,952

	109,595	62,895
Less: accumulated depreciation and amortization	(11,224)	(2,878)

Total	$98,371	$60,017

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$1,595	$401	$1,194
Advertiser relationships	260,191	15,986	244,205
Customer relationships	2,064	127	1,937
Subscriber relationships	63,290	3,732	59,558

Total	$327,140	$20,246	$306,894

Nonamortized intangible assets:
Goodwill	$516,656
Mastheads	84,202

Total	$600,858

	December 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$221	$16	$205
Advertiser relationships	129,391	4,105	125,286
Customer relationships	2,308	90	2,218
Subscriber relationships	29,945	900	29,045

Total	$161,865	$5,111	$156,754

Nonamortized intangible assets:
Goodwill	$316,691
Mastheads	60,350

Total	$377,041

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The weighted average amortization periods for amortizable intangible assets are 3.1 years for noncompete agreements, 17.1 years for advertiser relationships, 12.0 years for customer relationships, and 17.1 years for subscriber relationships.

Amortization expense for the year ended December 31, 2006, the period from June 6, 2005 to December 31, 2005, the period from January 1, 2005 to June 5, 2005 and the year ended December 31, 2004 was $15,341, $5,111, $3,626, and $8,636, respectively. Estimated future amortization expense as of December 31, 2006, is as follows:

For the year ending December 31:
2007	$19,913
2008	19,634
2009	19,420
2010	19,420
2011	19,420
Thereafter	209,087

Total	$306,894

The changes in the carrying amount of goodwill for the year ended December 31, 2006, the period from January 1, 2005 to June 5, 2005, and the period from June 6, 2005 to December 31, 2005, are as follows:

Balance at January 1, 2005 (Predecessor)	$183,438
Goodwill from acquisitions	23

Balance at June 5, 2005 (Predecessor)	183,461
Goodwill adjustment from Merger	132,951
Goodwill from acquisitions	4,707
Adjustment related to income tax valuation allowance	(4,428)

Balance at December 31, 2005 (Successor)	316,691
Goodwill from acquisitions	232,395
Adjustment related to income tax valuation allowance	(32,430)

Balance at December 31, 2006 (Successor)	$516,656

Goodwill from acquisitions during the year ended December 31, 2006, relates primarily to CP Media and Enterprise NewsMedia, LLC.

As of December 31, 2006, goodwill in the amount of $182,364 was deductible for income tax purposes.

The Company’s 2004 annual impairment test was conducted as of December 31, 2004 (see note 1(i)). As a result of this test, the Company determined that the fair values of two properties were less than the net book values of such properties on December 31, 2004 and a goodwill impairment loss of $526 was recorded in 2004. In addition, impairment losses of $200 and $774 related to net property, plant, and equipment and net intangible assets, respectively, were recorded in 2004. There were no impairments in 2006 or 2005 related to goodwill.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The adjustment to goodwill during the period from June 6, 2005 to December 31, 2005 is attributed to the change in net deferred tax assets during the period, related to the Merger, which was primarily impacted by the tax effect of the unrealized gain on a derivative instrument of $10,807.

(6) Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
Accrued payroll	$5,024	$2,820
Accrued bonus	2,123	1,069
Accrued interest	2,358	1,333
Accrued insurance	2,214	568
Accrued other	8,806	4,715

	$20,525	$10,505

(7) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 31, 2006 are as follows:

For the year ending December 31:
2007	$4,736
2008	4,715
2009	4,426
2010	4,159
2011	2,389
Thereafter	8,487

Total minimum lease payments	$28,912

Future minimum operating lease payments have not been reduced by future minimum sublease income of $3,104.

Rental expense under operating leases for the year ended December 31, 2006, the period from June 6, 2005 to December 31, 2005, the period from January 1, 2005 to June 5, 2005, and the year ended December 31, 2004, was $2,855, $439, $365, and $766, respectively.

(8) Senior Subordinated Notes, Senior Discount Debentures, and Senior Debentures

The acquisition of 166 newspapers in January 1998 was financed in part by: (i) $180,000 from the issuance and sale by the Operating Company of $180,000 aggregate principal amount of 9 3/8% Senior Subordinated Notes (“the Notes”) due February 1, 2008 and (ii) $50,521 from the issuance and sale by GateHouse of $89,000 aggregate principal amount of 11 5/8% Senior Discount Debentures (“the Senior Discount Debentures”) due February 1, 2009.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The Notes were general unsecured obligations of the Operating Company, and were irrevocably and unconditionally jointly and severally guaranteed by each of the Operating Company’s existing and future subsidiaries. As of February 1, 2003, the Notes were redeemable for cash at the option of the Operating Company at stipulated redemption amounts. In the event of a change in control (as defined in the Notes) of the Operating Company or the Company, the Company was required to offer to repurchase the Notes at 101% of their principal amount.

The Senior Discount Debentures issued by GateHouse were general unsecured obligations. The Senior Discount Debentures accreted to a full principal amount of $89,000 as of February 1, 2003. Thereafter, cash interest on the Senior Discount Debentures accrued and was payable semi-annually on February 1 and August 1 of each year. As of February 1, 2003, the Senor Discount Debentures were redeemable for cash at the option of GateHouse at stipulated redemption amounts. In the event of a change in control of GateHouse, and subject to certain conditions, the holders of the Senior Discount Debentures had the right to require GateHouse to repurchase all of the Senior Discount Debentures at a price of 101% of the principal amount at maturity thereof, plus accrued and unpaid interest to the repurchase date.

On December 17, 2001, Green Equity Investors II, L.P (“GEI II”) and Green Equity Investors III, L.P. (“GEI III”) purchased Senior Discount Debentures with a face value of $11,819 and $57,381, respectively, on the open market at a substantial discount. GEI II and GEI III are affiliates of Leonard Green & Partners. At December 31, 2004, Leonard Green & Partners owned 194,660,500 and 13,153 shares of GateHouse’s common stock and Junior Preferred Stock, respectively. Leonard Green & Partners affiliates also owned a substantial portion of GateHouse’s Senior Preferred Stock. The purchase of Senior Discount Debentures by GEI II and GEI III resulted in a cancellation and reissuance of indebtedness for Federal income tax purposes.

On July 25, 2003, the Operating Company and GateHouse entered into an amendment to the Amended Credit Facility (see note 9). The amendment permitted GateHouse to issue debt in lieu of paying cash for the interest due on the Senior Discount Debentures, and to issue debt in lieu of paying cash interest due on the additional debt that was issued in lieu of paying cash interest on the Senior Discount Debentures.

On July 30, 2003, GateHouse entered into an agreement, effective August 1, 2003, with GEI II and GEI III, whereby GateHouse may, at its option, issue 11 5/8% senior debentures (“the Senior Debentures”) to GEI II and GEI III on each interest payment date of the Senior Discount Debentures, in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Discount Debentures. In addition, GateHouse may, at its option, issue additional Senior Debentures to GEI II and GEI III on each interest payment date of the Senior Debentures, in lieu of paying cash interest on the Senior Debentures that are owned by GEI II and GEI III, with an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date under the terms of the Senior Debentures. As a result of these agreements, interest due on the Senior Discount Debentures, including the additional Senior Debentures, had been reflected as a long-term liability on the Company’s consolidated balance sheet.

On August 1, 2003, GateHouse elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEII II and GEI III. In conjunction with its

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

election, LGP issued Senior Debentures to GEI II and GEI III in the amount of $687 and $3,335, respectively, which accrued interest at an annual rate of 11 5/8% and would become payable on February 1, 2009.

On February 1, 2004, GateHouse issued Senior Debentures to GEI II and GEI III in the amount of $727 and $3,529, respectively, in lieu of paying cash interest on the Senior Discount Debentures and the Senior Debentures that were owned by GEI II and GEI III.

On August 1, 2004, GateHouse issued Senior Debentures to GEI II and GEI III in the amount of $769 and $3,734, respectively, in lieu of paying cash interest on the Senior Discount Debentures and the Senior Debentures that were owned by GEI II and GEI III.

On February 1, 2005, GateHouse issued Senior Debentures to GEI II and GEI III in the amount of $814 and $3,951, respectively, in lieu of paying cash interest on the Senior Discount Debentures and the Senior Debentures that were owned by GEI II and GEI III.

As described below, on February 28, 2005, Green Equity received $87,503 in aggregate principal amount of New Senior Debentures pursuant to the Securities Exchange Agreements (see note 12). The New Senior Debentures were general unsecured obligations of GateHouse, and were structurally subordinated in right of payment to indebtedness under the New Credit Facility. The New Senior Debentures were scheduled to mature in March 2013. Interest was scheduled to accrue from the date of issuance and is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. In accordance with an agreement between Green Equity and GateHouse, GateHouse was permitted to issue additional New Senior Debentures in lieu of cash interest (in an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date).

The New Senior Debentures were subject to redemption, at the option of GateHouse, in whole or in part, at any time at a price equal to 100% of the principal amount of the New Senior Debentures, plus accrued and unpaid interest thereon to the redemption date. Upon a Change of Control, and subject to certain conditions, the holders of the New Senior Debentures had the right to require GateHouse to repurchase all of the New Senior Debentures at a price of 101% of the aggregate principal amount, plus accrued and unpaid interest to the repurchase date.

On February 28, 2005, upon consummation of the debenture exchange and the initial draw down under the New Credit Facility described below, GateHouse irrevocably called for redemption all of the outstanding Senior Discount Debentures in accordance with the Indenture for the Senior Discount Debentures (the SDD Indenture). Immediately following GateHouse’s call for redemption of the Senior Discount Debentures, GateHouse irrevocably deposited trust funds with U.S. Bank, the trustee, in an amount sufficient to pay the redemption price for the Senior Discount Debentures in full, thereby satisfying and discharging the SDD Indenture. The redemption price consisted of 101.938% of the $19,800 aggregate principal amount thereof, plus accrued and unpaid interest to March 30, 2005, collectively, $20,561. Included in the $521 loss on extinguishment is $137 of deferred finance fees written off.

On February 28, 2005, upon consummation of the preferred stock exchange and satisfaction and discharge of the SDD Indenture, Operating Company irrevocably called for redemption all of the outstanding 9 3/8% Senior Subordinated Notes in accordance with the Indenture for the Senior Subordinated Notes (“the SSN Indenture”).

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

On March 29, 2005, Operating Company borrowed $180,000 principal amount of the Term Loan B under the New Credit Facility. On March 30, 2005, Operating Company used such proceeds, together with cash on hand, to redeem in full all of the outstanding Senior Subordinated Notes in accordance with the SSN Indenture. The redemption price consisted of 101.563% of the aggregate principal amount thereof, plus accrued and unpaid interest to March 30, 2005, collectively, $185,579. Included in the $4,479 loss on extinguishment is $1,666 of deferred finance fees written off.

On June 7, 2005, the Company repaid in full all of its obligations under the New Senior Debentures. The Company used funds drawn of the New Credit Facility to make the requisite termination payment of $90,329.

(9) Long-Term Debt

On April 18, 2000, the Operating Company entered into an agreement to amend and restate its $175,000 former revolving credit facility (“Former Credit Facility”). The amendment and restatement extended the maturity date of the revolving credit facility from January 2003 to March 2005, and included the issuance of a $100,000 Term Loan B. The Term Loan B was to mature in March 2007.

On May 10, 2001, the Operating Company entered into an amendment to its Former Credit Facility (“Amended Credit Facility”). The amendment decreased the aggregate commitment available under the revolving credit facility from $175,000 to $135,000 and amended the Cash Coverage Ratio and Senior Leverage Ratio as defined within the Amended Credit Facility.

The Term Loan B and the revolving credit facility bore interest at the Operating Company’s option equal to the Base Rate (as defined in the Amended Credit Facility) or the adjusted LIBOR rate for a Eurodollar loan (as defined in the Amended Credit Facility) plus a margin that varies based upon a ratio set forth in the Amended Credit Facility. There was an individual margin applicable to each of the Term Loan B and the revolving credit facility. The Operating Company pays a fee on the aggregate amount of outstanding letters of credit. The Operating Company also paid a fee on the unused portion of the revolving credit facility. No principal payments were due on the revolving credit facility until the maturity date. At December 31, 2004, no borrowings were outstanding under the revolving credit facility and $60,057 was outstanding under the Term Loan B. The average interest rate on borrowings outstanding under the Amended Credit Facility as of December 31, 2004 was 5.9%.

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

On February 28, 2005, Operating Company entered into a Credit Agreement with a syndicate of financial institutions led by Wells Fargo Bank, National Association (Wells Fargo), with U.S. Bank National Association (US Bank) as syndication agent, CIT Lending Services Corporation as documentation agent and Wells Fargo as administrative agent (the New Credit Facility). The New Credit Facility provides for a $280,000 principal amount New Term Loan B that matures in February 2012 and a revolving credit facility with a $50,000 aggregate commitment amount available, including a $10,000 sub-facility for letters of credit that matures in February 2011. The New Credit Facility is

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

secured by a first-priority security interest in substantially all of the tangible and intangible assets of Operating Company, GateHouse, and GateHouse’s other present and future direct and indirect subsidiaries. Additionally, the loans under the New Credit Facility are guaranteed, subject to specified limitations, by GateHouse and all of the future direct and indirect subsidiaries of Operating Company and GateHouse.

The New Term Loan B and the revolving credit facility bear interest at different rates, at Operating Company’s option, equal to the Alternate Base Rate for an ABR loan (as defined therein) or the Adjusted LIBOR Rate for a Eurodollar loan (as defined therein) plus the respective applicable margin. The applicable margin is based on: (1) whether the loan is an ABR loan or Eurodollar loan; and (2) the ratio of (a) indebtedness of Operating Company and its subsidiaries to (b) pro forma EBITDA for the 12-month period then ended. Operating Company also pays an annual fee equal to the applicable Eurodollar margin for the aggregate amount of outstanding letters of credit. Additionally, Operating Company pays a fee on the unused portion of the revolving credit facility. No principal payments are due on the revolving credit facility until its maturity date. The New Term Loan B required quarterly principal payments of $768, beginning on June 30, 2005, until December 31, 2011 and a final principal payment of $286,000 on February 28, 2012, subject to reduction by the amount of any prepayments. The New Credit Facility contains financial covenants that require Operating Company to satisfy specified quarterly financial tests, including a minimum interest coverage ratio and a maximum leverage ratio. The New Credit Facility also contains affirmative and negative covenants, and events of default, customarily found in loan agreements for similar transactions. In conjunction with the New Credit Facility, the Company incurred costs of $2,345 which had been capitalized as deferred financing costs in the predecessor period and were being expensed over the stated duration of facility.

On February 28, 2005, Operating Company borrowed $4,000 principal amount of revolving credit loans and $100,000 principal amount of the New Term Loan B. The net proceeds were used in the manner described below, as well as to pay certain fees and expenses in connection with such transactions. On March 30, 2005, Operating Company borrowed the remaining $180,000 principal amount of the New Term Loan B, as described below.

In 2005, the Company entered into the following arrangements under its New Credit facility.

(Predecessor)

•

On May 27, 2005, and in connection with the Merger, the Company amended its New Credit Facility to allow for (i) payments to its holders of Senior Discount Notes, Senior Debentures, Senior Preferred Stock, and Junior Preferred Stock, (ii) a change in control, and (iii) execution of the Merger agreement.

(Successor)

•	On December 9, 2005, the Company amended its New Credit Facility to provide the Company access to additional term loans of up to $50 million (Second Amendment).

•

On December 12, 2005, the Company amended its New Credit Facility (Third Amendment), which recognized the issuance of $30 million in additional term loans to the Company as provided for under the Second Amendment.

In June 2006, the Company repaid the New Term Loan B, the New Credit Facility and all accrued interest in full with a portion of their proceeds from the new debt, as discussed below. Included in the loss on the extinguishment of debt is $702 of deferred finance fees written off pertaining to the extinguished debt.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

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

The first lien credit facility and second lien credit facility are secured by a first priority security interest, respectively, in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating, Operating and all of its direct and indirect domestic restricted subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of GateHouse Media Holdco, Inc., (Holdco) a wholly owned subsidiary of the Company and direct parent of Operating, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the first lien credit facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

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

The first lien credit facility contains financial covenants that require Holdco to satisfy specified quarterly financial tests, consisting of a Total Leverage Ratio, an interest coverage ratio and a fixed charge coverage ratio. The first lien credit facility also contains affirmative and negative covenants customarily found in loan agreements for similar transactions, including restrictions on the Company’s ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that after the second lien credit facility has been paid in full and terminated, Holdco is permitted to pay quarterly dividends so long as, after giving effect to any such dividend payment, Holdco and its subsidiaries are in pro forma compliance with each of the financial covenants, including the Total Leverage Ratio). The first lien credit facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-defaults; a Change of Control (as defined in the first lien credit facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend credit, Operating may increase the revolving credit facility and/or the term loan facility by up to an aggregate of $250,000.

In October 2006, the Company used a portion of the proceeds from its IPO to repay in full and terminate its $152,000 second lien credit facility. In addition, the Company used a portion of the net proceeds to pay down $12,000 of the $570,000 first lien credit facility, reducing its balance and limit to $558,000, and to repay in full the outstanding balance of $21,300 under its $40,000 revolving credit facility.

In connection with the termination of the $152,000 second lien credit facility and the $12,000 reduction in borrowing capacity on its first lien credit facility, the Company wrote off $1,384 of deferred financing costs.

As of December 31, 2006, a total of $558,000 was outstanding under the first lien credit facility.

Holdco may not pay dividends to the Company unless, after giving effect to any such dividend payment, Holdco and its subsidiaries are in pro forma compliance with each of the financial covenants under the 2006 credit facilities, including the interest coverage ratio, which must be greater than or equal to 2 to 1 prior to January 1, 2008, and greater than 2.25 to 1 thereafter; the fixed charge coverage ratio which must be greater than or equal to 1 to 1 and the Total Leverage Ratio decreasing by 0.25 on January 1, 2008, and each anniversary thereafter through January 1, 2013, at which time the maximum Total Leverage Ratio will be 5 to 1.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(10) Derivative Instruments

The Company uses certain derivative financial instruments to hedge the aggregate risk of interest rate fluctuations with respect to its long-term debt, which requires payments based on a variable interest rate index. These risks include: increases in debt rates above the earnings of the encumbered assets, increases in debt rates resulting in the failure of certain debt ratio covenants, increases in debt rates such that assets can no longer be refinanced, and earnings volatility.

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under SFAS No. 133. For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Statement of Stockholders’ Equity (Deficit) and recognized in the Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135% with settlements occurring monthly.

At December 31, 2005, the hedge was deemed ineffective, and accordingly, the fair value of the derivative was recognized through current earnings. As of December 31, 2005, the total change in the fair value of the derivative recognized in current period earnings was a gain of $10,807.

For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the increase in the fair value of the derivative of $2,605 was recognized through earnings.

On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234, increase in fair value net of income taxes of $156, was recognized through accumulated other comprehensive income.

At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. The estimated net amount to be reclassified into earnings during the next twelve months is $68.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. For the year ended December 31, 2006, the effective portion of the decrease in the fair value of the swap of $2,574, net of income taxes of $1,716, was recognized as accumulated other comprehensive income.

(11) Capital Stock

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(12) Preferred Stock

As of December 31, 2005, GateHouse had the authority to issue up to 23,905,000 shares of capital stock, of which 21,250,000 shares were designated as preferred stock, par value $0.01 per share, and 2,655,000 shares were designated as common stock, par value $0.01 per share.

On February 28, 2005, GateHouse entered into Securities Exchange Agreements with each of GEI II and GEI III (together, Green Equity). In connection with the Securities Exchange Agreements, the parties exchanged the following securities on February 28, 2005:

Debenture Exchange.    Green Equity exchanged (1) (a) $69,200 in aggregate principal amount of GateHouse’s 11 5/8% Senior Discount Debentures due 2009, plus accrued and unpaid interest thereon to February 27, 2005 of $603, and (ii) $17,547 in aggregate principal amount of GateHouse’s 11 5/8% Senior Debentures due 2009, plus accrued and unpaid interest thereon to February 27, 2005 of $153, for (2) $87,503 in aggregate principal amount of GateHouse’s 11 5/8% Senior Debentures due 2013 (the New Senior Debentures). The terms of the New Senior Debentures are described below.

Preferred Stock Exchange.    Green Equity exchanged (1) 4,521,022 shares of GateHouse’s Series A 14 3/4% Senior Redeemable Exchangeable Cumulative Preferred Stock, liquidation value $25 per share (the Series A Senior Preferred Stock), plus accumulated and unpaid dividends thereon to February 27, 2005, of $1,250, for (2) an aggregate of 114,277 shares of GateHouse’s Series B-1 14 3/4% Senior Redeemable Cumulative Preferred Stock, with an initial liquidation value of $1,000 per share (the Series B-1 Senior Preferred Stock). The terms of the Series B-1 Senior Preferred Stock are described below.

The Company accounted for the debenture exchange and the preferred stock exchange in accordance with Emerging Issues Task Force Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Company determined that the debt was not considered to be substantially modified, and accordingly, the Company did not recognize a gain or loss on either exchange.

On February 28, 2005, upon consummation of the preferred stock exchange and satisfaction and discharge of the SDD Indenture, GateHouse irrevocably called for redemption all of the outstanding shares of Series A Senior Preferred Stock in accordance with the Certificate of Designations for the Series A Senior Preferred Stock. The initial draw down under the New Credit Facility included an amount sufficient to pay the redemption price for the Series A Senior Preferred Stock.

On March 15, 2005, GateHouse redeemed in full all of the outstanding shares of the Series A Senior Preferred Stock in accordance with the Certificate of Designations for the Series A Senior Preferred Stock. The redemption price consisted of 100% of the liquidation preference per share, plus accumulated and unpaid dividends per share to March 15, 2005, collectively, of $11,361.

On February 25, 2005, in connection with the New Credit Facility and related transactions, the Board of Directors of GateHouse (the Board) approved, and the requisite stockholders consented to, the third amendment to GateHouse’s Amended and Restated Certificate of Incorporation (the Third Amendment). On February 25, 2005, the Third Amendment was filed with the Secretary of State of the State of Delaware. The Third Amendment (i) amended the Certificate of Designations of the Series A

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

Senior Preferred Stock to permit the Preferred Exchange, (ii) decreased the number of authorized shares of Series A Senior Preferred Stock from 21,000,000 shares to 20,500,000 shares, and (iii) amended the Certificate of Designations of the Series B 10% Junior Redeemable Cumulative Preferred Stock to duplicate, as applicable, the terms set forth in the Certificate of Designations of the Series B-1 Senior Preferred Stock.

On February 25, 2005, in connection with the New Credit Facility and related transactions, the Board authorized, and the requisite stockholders consented to, creating a new series of preferred stock, the Series B-1 Senior Preferred Stock.

The Series B-1 Senior Preferred Stock was required to be redeemed by GateHouse in February 2013. The shares of Series B-1 Senior Preferred Stock were also subject to redemption, at the option of GateHouse, in whole or in part, at any time at a price equal to 100% of the liquidation preference, plus accumulated and unpaid dividends thereon to the redemption date. Upon a Change of Control (as defined therein), and subject to certain conditions, GateHouse must make an offer to repurchase all of the Series A Senior Preferred Stock at a price of 100% of the liquidation preference, plus accumulated and unpaid dividends thereon to the repurchase date.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. For public companies, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003, as a public company. Accordingly, dividends on the Company’s mandatorily redeemable preferred stock for the period from January 1, 2005 to June 5, 2005, in the amount of $13,484 and for the year ended December 31, 2004, in the amount of $29,019 have been included in the consolidated statements of operations as additional interest expense.

As of December 31, 2006, no preferred stock was issued or outstanding.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(13) Income Taxes

Income tax expense (benefit) for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 31, 2006 (Successor):
U.S. Federal	$—	$(1,495)	$(1,495)
State and local	175	(1,953)	(1,778)

	$175	$(3,448)	$(3,273)

Period from June 6, 2005 to December 31, 2005 (Successor):
U.S. Federal	$—	$5,331	$5,331
State and local	151	1,568	1,719

	$151	$6,899	$7,050

Period from January 1, 2005 to June 5, 2005 (Predecessor):
U.S. Federal	$—	$(2,720)	$(2,720)
State and local	493	(800)	(307)

	$493	$(3,520)	$(3,027)

Year ended December 31, 2004 (Predecessor):
U.S. Federal	$100	$331	$431
State and local	671	126	797

	$771	$457	$1,228

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year Ended December 31, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Computed “expected” tax expense (benefit)	$(1,648)	$5,649	$(9,472)	$(10,024)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	(141)	1,134	(203)	526
Change in effective state tax rate	(1,556)	—	—	—
Nondeductible meals and entertainment	72	17	12	28
Nondeductible interest	—	—	4,726	10,658
Nondeductible Merger costs	—	—	1,958	—
Other	—	(30)	(48)	40
Change in valuation allowance	—	280	—	—

	$(3,273)	$7,050	$(3,027)	$1,228

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$936	$508
Accrued expenses	4,214	1,614
Derivative and accrued pension	1,762	—
Net operating losses	53,117	47,043

Gross deferred tax assets	60,029	49,165
Less valuation allowance	—	(32,430)

Net deferred tax assets	60,029	16,735

Deferred tax liabilities:
Deferred gain from securities transactions	4,016	3,643
Long-lived and intangible assets, principally due to differences in depreciation and amortization	124,052	83,014

Gross deferred tax liabilities	128,068	86,657

Net deferred tax liability	$68,039	$69,922

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of the Company’s deferred tax assets, which are principally net operating loss carryforwards, management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carryforward period and tax planning strategies.

As of December 31, 2004, the deferred tax valuation allowance balance was $250. During the period from June 6, 2005 to December 31, 2005, the valuation allowance increased by $32,180, of which $280 was charged to earnings and $31,900 was recorded as an increase to goodwill, related to the Merger. During the year ended December 31, 2006, the valuation allowance of $32,430 was reduced to $0, with a corresponding adjustment to goodwill, primarily as a result of the Enterprise NewsMedia, LLC acquisition.

At December 31, 2006, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $135,677, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates from 2018 through 2026. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(14) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year Ended December 31, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Numerator for earnings per share calculation:
Income (loss) from continuing operations	$(1,574)	$9,565	$(24,831)	$(30,711)
Net income (loss)	$(1,574)	$9,565	$(24,831)	$(26,085)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	25,087,535	22,197,500	215,883,300	215,883,300
Dilutive securities, including restricted share grants	—	246,538	—	—

Diluted weighted average shares outstanding	25,087,535	22,444,038	215,883,300	215,883,300
Income (loss) per share – basic:
Income (loss) from continuing operations	$(0.06)	$0.43	$(0.12)	$(0.14)
Income from discontinued operations, net of taxes	—	$—	$—	$0.02

Net income (loss)	$(0.06)	$0.43	$(0.12)	$(0.12)

Income (loss) per share – diluted:
Income (loss) from continuing operations	$(0.06)	$0.43	$(0.12)	$(0.14)
Income from discontinued operations, net of taxes	—	$—	$—	$0.02

Net Income (loss)	$(0.06)	$0.43	$(0.12)	$(0.12)

(15) Employee Benefit Plans

The Company maintains certain benefit plans for its employees.

The Company maintains a Liberty Group Publishing, Inc. defined contribution plan designed to conform to IRS rules for 401(k) plans for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. The Company did not provide a matching contribution during 2006, 2005, or 2004.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the Liberty Group Publishing, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause” as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $0, $70, $98, and $193 of compensation expense related to the Publishers Plan for the year ended December 31, 2006, the period from June 6, 2005 to December 31, 2005, the period from January 1, 2005 to June 5, 2005, and the year ended December 31, 2004, respectively. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested.

The Company maintains the Liberty Group Publishing, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause” as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $0, $21, $29, and $61 of compensation expense related to the Executive Benefit Plan for the year ended December 31, 2006, the period from June 6, 2005 to December 31, 2005, the period from January 1, 2005 to June 5, 2005, and the year ended December 31, 2004, respectively. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested.

The Company maintains the Liberty Group Publishing, Inc. Executive Deferral Plan (“Executive Deferral Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and non-forfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

As a result of the acquisition of CP Media, the Company maintains a qualified defined contribution plan with a 401(k) deferred compensation provision which covers all eligible employees of CP Media. The Company’s matching contribution is discretionary. The Company’s matching contribution was $119 during the period from June 6, 2006 to December 31, 2006, which reflects the period from the date of acquisition.

As a result of the acquisition of Enterprise NewsMedia, LLC, the Company maintains a 401(k) retirement plan for certain of its non-union employees. Non-union employees who have completed at least one year of service with the Company, have worked a minimum of 1,000 hours, and have

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

attained the age of 21 are eligible to participate in the plan. These employees can elect to contribute up to 25% of their gross salary to the plan subject to IRS limitations. The Company matches 50% of the first 6% of contributions to the plan and may, at its discretion, make additional contributions to the plan. In connection with the required match, the Company’s contribution to this plan was $23 during the period from June 6, 2006 to December 31, 2006, which reflects the period from the date of acquisition. An additional discretionary contribution to this plan of $24 was accrued and charged against income during the period from June 6, 2006 to December 31, 2006.

As a result of the acquisition of Enterprise NewsMedia, LLC, the Company also maintains a 401(k) retirement plan for certain of its union employees. Union employees who have completed at least three months of service with the Company and have attained the age of 21 are eligible to participate in the plan. Employees can elect to contribute up to 25% of their gross salary to the plan subject to IRS limitations. The Company does not match contributions and does not make additional contributions to this plan.

As a result of the acquisition of Enterprise NewsMedia, LLC, the Company maintains a 401(k) Profit Sharing Plan for certain employees. Employees can elect to contribute up to 25% of their gross salary to the plan subject to IRS limitations. The Company matches 2% of certain employees’ weekly contribution. In connection with the required match, the Company’s contribution to this plan was $10 during the period from June 6, 2006 to December 31, 2006, which reflects the period from the date of acquisition.

(16) Pension and Postretirement Benefits

As a result of the acquisition of Enterprise News Media, LLC, the Company maintains a pension plan and a postretirement medical and life insurance plan which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 31, 2006, and for the period from June 6, 2006 to December 31, 2006, which reflects the period from the date of acquisition:

	Pension	Postretirement
	Period from June 6, 2006 to December 31, 2006	Period from June 6, 2006 to December 31, 2006
Change in projected benefit obligation:
Benefit obligation at beginning of period	$20,243	$9,123
Service cost	363	220
Interest cost	702	278
Actuarial loss	568	212
Benefits and expenses paid	(774)	(136)

Projected benefit obligation at end of period	$21,102	$9,697

Change in plan assets:
Fair value of plan assets at beginning of period	$15,952	$—
Actual return on plan assets	1,545	—
Employer contribution	—	136
Benefits paid	(675)	(136)
Expenses paid	(99)	(—)

Fair value of plan assets at end of period	$16,723	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(21,102)	$(9,697)
Fair value of assets at end of period	16,723	—
Funded status	(4,379)	(9,697)
Unrecognized actuarial (gain) loss	(360)	850

Net accrued benefit cost	$(4,739)	$(8,847)

Components of net periodic benefit cost:
Service cost	$363	$220
Interest cost	702	278
Expected return on plan assets	(788)	—
Amortization of prior service cost	—	—
Amortization of unrecognized loss	—	(23)
Special termination benefits	133	—

Net periodic benefit cost	$410	$475

Comparison of obligations to plan assets:
Projected benefit obligation	$21,102	$9,697
Accumulated benefit obligation	19,517	9,697
Fair value of plan assets	16,723	—

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006 is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Current portion of postretirement benefit obligations	$—	$311	$311
Pension and other postretirement benefit obligations, less current portion	$13,586	$179	$13,765
Deferred income taxes	$71,132	$(197)	$70,935
Total liabilities	$694,346	$293	$694,639
Accumulated other comprehensive loss	$(2,351)	$(293)	$(2,644)
Total stockholders’ equity	$473,377	$(293)	$473,084

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost as of December 31, 2006 are as follows:

	Pension	Postretirement	Total
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Unrecognized (gain) loss	(217)	510	293

Total	$(217)	$510	$293

During the period from June 6, 2006 to December 31, 2006, a total of $293, net of income taxes of $197 was recognized in other comprehensive income. In addition, no amounts in accumulated other comprehensive income are expected to be recognized as components of net periodic benefit cost over the next fiscal year. There are no plan assets that are expected to be returned to the Company during next fiscal year.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
	Period from June 6, 2006 to December 31, 2006	Period from June 6, 2006 to December 31, 2006
Weighted average discount rate	6.0%	6.0%
Rate of increase in future compensation levels	3.5%	—%
Expected return on assets	8.5%	—%
Current year trend	—	8.5%
Ultimate year trend	—	5.5%
Year of ultimate trend	—	2011

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. The expected allocation of pension plan assets is based on a diversified portfolio

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

consisting of domestic and international equity securities and fixed income securities. This expected return is then applied to the fair value of plan assets. The Company amortizes experience gains and losses, including the effects of changes in actuarial assumptions and plan provisions over a period equal to the average future service of plan participants.

Amortization of prior service costs was calculated using the straight-line method over the average remaining service periods of the employees expected to receive benefits under the plan.

	Pension	Postretirement
	Period from June 6, 2006 to December 31, 2006	Period from June 6, 2006 to December 31, 2006
	Postretirement 2006
Effect of 1% increase in health care cost trend rates
APBO	$11,293
Dollar change	$1,596
Percent change	16.46%
Effect of 1% decrease in health care cost trend rates
APBO	$8,407
Dollar change	$1,290
Percent change	(13.30)%

The pension plan’s assets by asset category are as follows:

Pension
December 31, 2006
Equity funds	70%
Debt funds	30%

Total	100%

Plan fiduciaries of the George W. Prescott Publishing Company LLC Pension Plan set investment policies and strategies for the pension trust. Objectives include preserving the funded status of the plan and balancing risk against return. The general target allocation is 70% in equity funds and 30% in fixed income funds for the plan’s investments. To accomplish this goal, each plan’s assets are actively managed by outside investment managers with the objective of optimizing long-term return while maintaining a high standard of portfolio quality and proper diversification. The Company monitors the maturities of fixed income securities so that there is sufficient liquidity to meet current benefit payment obligations.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2007	$1,083	$320
2008	1,122	337
2009	1,168	366
2010	1,190	411
2011	1,219	468
2012-2016	7,294	3,129
Employer contribution expected to be paid during the year ending December 31, 2007	$653	$320

The postretirement plan is not funded.

(17) Stock Compensation Plans

Omnibus Stock Incentive Plan

On October 5, 2006, the Company adopted a new equity incentive plan for its employees, the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) and presented the Plan to the Company’s stockholders’ for approval, which was received on October 6, 2006. The purposes of the Plan are to strengthen the commitment of the Company’s employees, motivate them to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons who are essential to the success of the business and whose efforts will result in the Company’s long-term growth and profitability. To accomplish such purposes, the Plan provides for the issuance of stock options, stock appreciation rights, restricted shares, deferred shares, performance shares, unrestricted shares and other stock-based awards.

A total of 2,000,000 shares of the Company’s common stock have been reserved for issuance under the Plan, provided however, that commencing on the first day of each fiscal year beginning in calendar year 2007, the number of shares reserved and available for issuance will be increased by an amount equal to 100,000. All such shares of the Company’s common stock that are available for the grant of awards under the Plan may be granted as incentive stock options. When Section 162(m) of the Internal Revenue Code (the “Code”) becomes applicable, the maximum aggregate number of shares that will be subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year will be 400,000 and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.

The Plan was initially administered by the Company’s board of directors, although it may be administered by either the board of directors or any committee of the board of directors including a committee that complies with the applicable requirements of Section 162(m) of the Code, Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements. On October 5, 2006, the Company’s board of directors authorized the Compensation Committee of the board of directors to administer the Plan.

Except as otherwise provided by the Plan administrator, on the first business day after the Company’s annual meeting of stockholders and each such annual meeting thereafter during the term

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

of the Plan, each of the Company’s independent directors who is serving following such annual meeting will automatically be granted under the Plan a number of unrestricted shares of common stock having a fair market value of $15 as of the date of grant; however, those of the Company’s independent directors who were granted restricted common stock upon the consummation of the IPO will not be eligible to receive these automatic annual grants.

The terms of the Plan provide that the board of directors may amend, alter or discontinue the Plan, but no such action may impair the rights of any participant with respect to outstanding awards without the participant’s consent. The Plan administrator, however, reserves the right to amend, modify, or supplement an award to either bring it into compliance with Section 409A of the Code, or to cause the award to not be subject to such section. Unless the board of directors determines otherwise, stockholder approval of any such action will be obtained if required to comply with applicable law. The Plan will terminate on October 5, 2016.

As of December 31, 2006, a total of 268,263 RSGs were outstanding under the Plan.

Stock Option Plan

In February 1999, the Company adopted the Option Plan under which certain employees may be granted the right to purchase shares of common stock. Pursuant to the Option Plan, GateHouse has granted incentive stock options and two types of nonqualified stock options, one type for publishers and the other type for corporate employees. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in the individual option award agreements. Generally, options vest under the incentive stock option awards on the first anniversary of the grant date. Generally, under the nonqualified stock option awards for publishers, options vest with respect to 50% of the shares on the third anniversary of the grant date and with respect to the remaining 50% on the eighth anniversary of the grant date. However, the vesting period for the remaining 50% may be accelerated if certain financial targets are met. Generally, options vest under the nonqualified stock option awards for corporate employees on the third anniversary of the grant date. In conjunction with the Merger, each outstanding option under the Option Plan was cancelled for cash consideration per share equal to the difference between the conversion amount of $0.10 per share or an aggregate amount of $93. In June 2006, the Option Plan was terminated.

Stock option activity for the periods indicated is as follows:

	Shares	Weighted- Average Exercise price
Outstanding on December 31, 2003 (Predecessor)	2,342,500	$0.05
Granted	350,000	0.10
Cancelled	(225,000)	0.07
Outstanding on December 31, 2004 (Predecessor)	2,467,500	0.06
Canceled as of June 5, 2005	(2,467,500)	0.06

Outstanding at December 31, 2005 (Successor)	—

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(18) Assets Held for Sale

As of December 31, 2006, the Company intended to dispose of various assets which are classified as held for sale on the consolidated balance sheet in accordance with SFAS No. 144. As of December 31, 2006, a total of $2,323 was classified as held for sale, which consists principally of property, plant and equipment.

During the year ended December 31, 2006, the Company recorded a charge to operations of $917 related to the impairment of property, plant and equipment and certain intangible assets which were either classified as held for sale as of December 31, 2006, or disposed of during the year ended December 31, 2006.

(19) Commitments and Contingencies

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceeds concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion the Company’s management that the disposition of these matters will not have a material adverse effect upon the Company’s consolidated results of operations or financial condition.

As of December 31, 2006, the Company has outstanding letters of credit amounting to $3,225 which reduce the amount of available borrowing capacity under the first lien credit facility.

(20) Related-Party Transactions

The Company paid $768 and $1,480 in management fees to Leonard Green & Partners, L.P. during and the period from January 1, 2005 through June 5, 2005, and the year ended December 31, 2004, respectively. These costs have been included within integration and reorganization costs and management fees paid to prior owner on the accompanying statements of operations.

As of December 31, 2006, Fortress beneficially owned approximately 56.3% of the Company’s outstanding common stock.

In conjunction with the Merger, the Company paid $2,850 to a third party to cancel a hedging agreement entered into by the Parent on the Company’s behalf, which has been reported as a transaction cost in the successor period from June 6, 2005 to December 31, 2005. As of December 31, 2006 and 2005, the Company owed Parent $0 and $529 for consulting expenses that Parent had paid on the Company’s behalf, respectively.

In addition, the Company’s Chairman, Wesley Edens, is the Chairman of the Management Committee of Fortress Investment Group LLC, an affiliate of the Company’s majority stockholder. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress purchased $87,000 of the $610,000 first lien credit facility and $37,000 of the $152,000 second lien credit facility, both on arms’ length terms in a secondary market transaction.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

During October 2006, the second lien credit facility was repaid in full. As of December 31, 2006, affiliates of Fortress continue to hold $85,800 of the first lien credit facility.

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

For as long as Fortress beneficially owns an amount of the Company’s common stock at least equal to 1% of the Company’s common stock issued and outstanding immediately after the consummation of its IPO, Fortress also has “piggyback” registration rights that allow Fortress to include the shares of common stock that Fortress owns in any public offering of equity securities initiated by the Company (other than those public offerings pursuant to registration statements on Forms S-4 or S-8) or by any of the Company’s other stockholders that may have registration rights in the future. The “piggyback” registration rights of Fortress are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

(21) Quarterly Results (unaudited)

	Quarter ended March 31	Quarter ended June 30(a)	Quarter ended September 30(a)	Quarter ended December 31(a)
	(Successor)	(Successor)	(Successor)	(Successor)
Year Ended December 31, 2006
Revenues	$49,975	$69,487	$97,614	$97,854
Operating income	3,374	9,915	9,719	9,619
Income (loss) before income taxes	773	1,868	(4,940)	(2,548)
Net income (loss)	405	1,104	(10,836)	7,753
Basic income (loss) per share	$0.02	$0.05	$(0.49)	$0.23
Diluted income (loss) per share	$0.02	$0.05	$(0.49)	$0.23

	Quarter ended March 31	Period from April 1 to June 5	Period from June 6 to June 30	Quarter ended September 30	Quarter ended December 31
	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
Year Ended December 31, 2005
Revenues	$47,948	37,542	$15,251	$51,695	$52,565
Operating income (loss)	6,438	(1,412)	198	8,819	8,618
Income (loss) before income taxes	(16,061)	(11,797)	(1,102)	11,544	6,173
Net income (loss)	(12,963)	(11,868)	(804)	7,057	3,312
Basic income (loss) per share	$(0.06)	$(0.05)	$(0.04)	$0.32	$0.15
Diluted income (loss) per share	$(0.06)	$(0.05)	$(0.04)	$0.32	$0.15

(a)	Includes the results of operations of CP Media and Enterprise NewsMedia, LLC from the dates of their acquisitions on June 6, 2006.

The Company concluded during the third quarter of 2006 that it was more likely than not that the Company would not fully realize the benefits of its existing net deferred tax assets. Therefore, the Company recorded income tax expense of approximately $5,570 during third quarter of 2006 to adjust the valuation allowance for net deferred tax assets, including Federal and state net operating loss carryforwards and other deferred tax assets. In the fourth quarter of 2006, the Company updated its estimate of the tax basis of assets and liabilities related to the acquisition of Enterprise NewsMedia, LLC and recorded an income tax benefit of $10,476.

The Company has made certain immaterial adjustments affecting the quarterly results during 2006. These adjustments were primarily to consistently reflect revenues from acquired companies in accordance with the Company’s revenue recognition policy and to reflect vacation expense, interest expense and a loss on the sale of an asset in the proper periods. These adjustments are reflected in the Company’s 2006 quarterly results above as indicated in the following table.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share data)

	Three Months Ended March 31, 2006			Three Months Ended June 30, 2006			Three Months Ended September 30, 2006
	As Reported	Adjustments	Revised	As Reported	Adjustments	Revised	As Reported	Adjustments	Revised
Revenues	$49,975	$—	$49,975	$69,439	$48	$69,487	$97,508	$106	$97,614
Operating income	3,670	(296)	3,374	10,358	(443)	9,915	8,977	742	9,719
Income (loss) before taxes	1,068	(295)	773	2,383	(515)	1,868	(5,790)	850	(4,940)
Net income (loss)	582	(177)	405	1,411	(307)	1,104	(11,360)	524	(10,836)
Basic income (loss) per share	$0.03		$0.02	$0.06		$0.05	$(0.51)		$(0.49)
Diluted income (loss) per share	$0.03		$0.02	$0.06		$0.05	$(0.51)		$(0.49)

(22) Subsequent Events (unaudited)

On March 8, 2007, the Company’s Board of Directors declared a first quarter 2007 dividend of $0.37 per share on the Company’s common stock, for the period from January 1, 2007 to March 31, 2007, which will be payable on April 16, 2007 to stockholders of record as of March 30, 2007.

On February 28, 2007, the Company completed its purchase of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $106,500 plus approximately $3,500 of working capital. SureWest Directories is engaged in the business of publishing yellow page and white page directories, as well as internet yellow pages through the sacremento.com website. The Company will become the publisher of the official directory of SureWest Telephone.

On February 27, 2007, the Company entered into an amended and restated credit agreement with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The restated credit agreement provides for a $670,000 term loan facility which matures in August 2014, a delayed draw term loan of up to $250,000 available until August 2007 which matures in August 2014 and a revolving credit agreement with a $40,000 aggregate loan commitment available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility, which matures in February 2014. In connection with the restated credit agreement, the Company wrote off $5,171 of deferred financing costs during the first quarter of 2007 related to the first lien credit facility.

In connection with the restated credit agreement, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14% with settlements occurring monthly.

On February 9, 2007, the Company completed its acquisition of seven publications from the Journal Register Company for an aggregate purchase price of approximately $70,000 plus approximately $2,000 of working capital. The acquisition includes two daily and three weekly newspapers as well as two shopper publications serving Southeastern Massachusetts with an aggregate circulation of approximately 122.

During the period from January 1, 2007 to February 1, 2007, the Company acquired an additional 25 publications for an aggregate purchase price of approximately $23,610. The acquisitions include one daily, thirteen weekly, ten shopper and one niche publication with an aggregate circulation of approximately 292.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2007 Annual Meeting of Stockholders under the headings “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2006.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Business Conduct and Ethics is posted on our website at www.gatehousemedia.com under Investors/Governance. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investors/Governance.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2007 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2007 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2006

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a	)	(b	)	(c	)
Equity compensation plans approved by security holders	—		—		1,731,737
Equity compensation plans not approved by security holders	—		—		—

Totals	—				1,731,737

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2007 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2007 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days after the year ended December 31, 2006.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report:

1. Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this Report.

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts. See Item 15 (c)

(b) Exhibits. The following Exhibits are filed as a part of this Report:

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Securities Purchase Agreement, dated May 5, 2006, by and among GateHouse Media, Inc., ENM Merger Sub, Inc., HPM Merger Sub, Inc., ENHE Acquisition, LLC, ENM, Inc., Heritage Partners Media, Inc., Heritage Fund III, L.P., Heritage Fund IIIA, L.P., Heritage Investors III, LLC, Frank E. Richardson, individually and as trustee under certain voting trust agreements, James F. Plugh, Michael H. Plugh, Jennifer V. Plugh, Catherine T. Plugh, Myron F. Fuller, Richard Fuller, Thomas J. Branca, ENHE, LLC and Enterprise NewsMedia Holding, LLC		S-1	2.1	July 21, 2006

2.2	Asset Purchase Agreement, dated May 5, 2006, by and among GateHouse Media, Inc., Herald Media, Inc. and CP Media, Inc.		S-1	2.3	July 21, 2006

2.3	Amendment Number One to Asset Purchase Agreement, dated June 6, 2006, by and among GateHouse Media, Inc., Herald Media, Inc. and CP Media, Inc.		S-1/A	2.4	September 1, 2006

3.1	Second Amended and Restated Certificate of Incorporation of GateHouse Media, Inc.		S-1/A	3.1	October 11, 2006

3.2	Amended and Restated By-laws of GateHouse Media, Inc.		S-1/A	3.2	October 11, 2006

4.1	Form of common stock certificate		S-1/A	4.1	October 11, 2006

4.2	Form of Investor Rights Agreement between GateHouse Media, Inc. and FIF III Liberty Holdings LLC		S-1/A	4.2	October 11, 2006

* 10.1	GateHouse Media, Inc. Omnibus Stock Incentive Plan		S-1/A	10.1	October 11, 2006

* 10.2	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan		S-1	10.2	July 21, 2006

* 10.3	Liberty Group Publishing, Inc. Executive Benefit Plan		S-1	10.3	July 21, 2006

* 10.4	Liberty Group Publishing, Inc. Executive Deferral Plan		S-1	10.4	July 21, 2006

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
* 10.5	Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors		S-1/A	10.6	October 11, 2006

* 10.6	Employment Agreement, dated as of January 3, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Michael E. Reed		S-1	10.8	July 21, 2006

* 10.7	Employment Agreement, dated as of April 19, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Mark R. Thompson		S-1	10.11	July 21, 2006

* 10.8	Employment Agreement, dated as of May 1, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Polly G. Sack		S-1	10.12	July 21, 2006

* 10.9	Management Stockholder Agreement, dated as of January 29, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Michael E. Reed		S-1	10.13	July 21, 2006

* 10.10	Amended and Restated Management Stockholder Agreement, dated as of March 1, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Scott Champion		S-1	10.14	July 21, 2006

* 10.11	Amended and Restated Management Stockholder Agreement, dated as of March 1, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Randy Cope		S-1	10.15	July 21, 2006

* 10.12	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Polly G. Sack		S-1	10.19	July 21, 2006

* 10.13	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Mark R. Thompson		S-1	10.21	July 21, 2006

10.14	First Lien Credit Agreement, dated as of June 6, 2006, by and between GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Massachusetts I, Inc., GateHouse Massachusetts II, Inc., GateHouse Massachusetts III, Inc., the domestic subsidiaries of GateHouse Media Holdco, Inc., as Guarantors, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent		S-1	10.22	July 21, 2006

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.15	Secured Bridge Credit Agreement, dated as of June 6, 2006, by and between GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Massachusetts I, Inc., GateHouse Massachusetts II, Inc., GateHouse Massachusetts III, Inc., the domestic subsidiaries of GateHouse Media Holdco, Inc., as Guarantors, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent		S-1	10.23	July 21, 2006

10.16

First Amendment to First Lien Credit Agreement, Secured Bridge Credit Agreement and Intercreditor Agreement, dated as of June 21, 2006, by and between GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Massachusetts I, Inc., GateHouse Massachusetts II, Inc., ENHE Acquisition, LLC, the domestic subsidiaries of GateHouse Media Holdco, Inc., as Guarantors, Wachovia Bank, National Association as Administrative Agent for the first lien lenders, Wachovia Investment Holdings, LLC as Administrative Agent for the second lien lenders and Wachovia Bank, National Association as Control Agent

			S-1/A	10.23	October 20, 2006

10.17	Second Amendment to First Lien Credit Agreement, dated October 11, 2006, by and between GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Massachusetts I, Inc., GateHouse Massachusetts II, Inc., ENHE Acquisition, LLC, the domestic subsidiaries of GateHouse Media Holdco, Inc., as Guarantors, Wachovia Bank, National Association as Administrative Agent		S-1/A	10.24	October 20, 2006

10.18	Asset Purchase Agreement, dated as of November 30, 2006, among Northeast Publishing Company, Inc., Journal Company, Inc., and Taunton Acquisition, LLC, as Sellers, and Enterprise Publishing Company, LLC, as Publisher		8-K	99.2	February 12, 2007

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
10.19	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.1	March 1, 2007

10.20	The Amended and Restated Security Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.2	March 1, 2007

10.21	The Amended and Restated Pledge Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement		8-K	10.3	March 1, 2007

21	Subsidiaries of GateHouse Media, Inc.	X

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

23.1	Consent of KPMG LLP.	X

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

For purposes of the incorporation by reference of documents as Exhibits, all references to Forms 10-Q and 8-K of GateHouse Media, Inc. refer to Forms 10-Q and 8-K filed with the Commission under Commission file number 001-33091; and all references to Forms S-1 and S-1/A of GateHouse Media, Inc. refer to Forms S-1 and S-1/A filed with the Commission under Registration Number 333-135944.

* Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEHOUSE MEDIA, INC. (Registrant)

By:	/S/ MICHAEL E. REED
Michael E. Reed Chief Executive Officer

March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WESLEY R. EDENS Wesley R. Edens	Chairman of the Board	March 12, 2007

/S/ MICHAEL E. REED Michael E. Reed	Chief Executive Officer (Principal Executive Officer)	March 12, 2007

/S/ MARK R. THOMPSON Mark R. Thompson	Chief Financial Officer (Principal Financial Officer)	March 12, 2007

/S/ LINDA A. HILL Linda A. Hill	Corporate Controller (Principal Accounting Officer)	March 12, 2007

/S/ MARTIN BANDIER Martin Bandier	Director	March 12, 2007

/S/ RICHARD FRIEDMAN Richard Friedman	Director	March 12, 2007

/S/ BURL OSBORNE Burl Osborne	Director	March 12, 2007

/S/ HOWARD RUBIN Howard Rubin	Director	March 12, 2007

/S/ KEVIN M. SHEEHAN Kevin M. Sheehan	Director	March 12, 2007

Schedule II

GateHouse Media, Inc.

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2006	$1,509	$2,249	$2,188	(1)	$(3,614)	$2,332
Period from June 6, 2005 to December 31, 2005	1,437	1,232	17		(1,177)	1,509
Period from January 1, 2005 to June 5, 2005	1,547	411	—		(521)	1,437
Year ended December 31, 2004	1,600	919	80		(1,052)	1,547

(1)	Amount is primarily related to the acquisitions of CP Media and Enterprise NewsMedia, LLC.