Form 10-Q
period 2007-03-31
GateHouse Media, Inc.
filed 2007-05-16
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.    (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2007, 39,140,429 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$6,557	$90,302
Accounts receivable, net of allowance for doubtful accounts of $3,744 and $2,332 at March 31, 2007 and December 31, 2006, respectively	58,709	42,990
Inventory	4,921	4,664
Prepaid expenses	3,246	3,372
Deferred income taxes	2,896	2,896
Other current assets	1,658	380

Total current assets	77,987	144,604
Property, plant, and equipment, net of accumulated depreciation of $14,361 and $11,224 at March 31, 2007 and December 31, 2006, respectively	110,102	98,371
Goodwill	602,463	516,656
Intangible assets, net of accumulated amortization of $25,898 and $20,246 at March 31, 2007 and December 31, 2006, respectively	481,532	391,096
Deferred financing costs, net	8,425	5,297
Other assets	5,439	9,376
Assets held for sale	2,352	2,323

Total assets	$1,288,300	$1,167,723

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term liabilities	$868	$487
Accounts payable	5,099	5,655
Accrued expenses	23,937	20,525
Deferred revenue	16,353	14,554
Dividend payable	14,489	9,394

Total current liabilities	60,746	50,615
Long-term liabilities:
Long-term debt, less current portion	690,000	558,000
Long-term liabilities, less current portion	2,869	1,324
Deferred income taxes	69,392	70,935
Pension and other postretirement benefit obligations	14,062	13,765

Total liabilities	837,069	694,639

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2007; none issued and outstanding at March 31, 2007 and December 31, 2006	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2007; 39,192,548 and 39,147,263 shares issued, and 39,158,880 and 39,141,263 outstanding at March 31, 2007 and December 31, 2006, respectively	381	381
Additional paid-in capital	487,080	486,011
Accumulated other comprehensive loss	(4,998)	(2,644)
Accumulated deficit	(31,172)	(10,604)
Treasury stock, at cost, 33,668 and 6,000 shares at March 31, 2007 and December 31, 2006, respectively	(60)	(60)

Total stockholders’ equity	451,231	473,084

Total liabilities and stockholders’ equity	$1,288,300	$1,167,723

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
Advertising	$71,248	$36,459
Circulation	17,257	8,495
Commercial printing and other	6,479	5,021

Total revenues	94,984	49,975
Operating costs and expenses:
Operating costs	52,538	25,971
Selling, general and administrative	30,621	14,880
Depreciation and amortization	8,802	3,599
Integration and reorganization costs	838	1,710
Impairment of long-lived assets	119	—
Loss on sale of assets	13	441

Operating income	2,053	3,374
Interest expense	10,217	5,176
Amortization of deferred financing costs	223	30
Unrealized (gain) loss on derivative instrument	383	(2,605)
Other income	(205)	—

Income (loss) before income taxes	(8,565)	773
Income tax expense (benefit)	(2,486)	368

Net income (loss)	$(6,079)	$405

Earnings (loss) per share:
Basic and diluted:
Net income (loss)	$(0.16)	$0.02
Dividends declared per share	$0.37	$—
Basic weighted average shares outstanding	38,097,167	22,214,445

Diluted weighted average shares outstanding	38,097,167	22,464,996

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2006	39,147,263	$381	$486,011	$(2,644)	$(10,604)	6,000	$(60)	$473,084

Comprehensive loss:
Net loss	—	—	—	—	(6,079)	—	—	(6,079)
Unrealized loss on derivative instruments, net of income taxes of $1,515	—	—	—	(2,354)	—	—	—	(2,354)

Comprehensive loss								(8,433)
Restricted share grants	38,868	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	1,107	—	—	—	—	1,107
Restricted share forfeitures	6,417	—	—	—	—	27,668	—	—
Deferred offering costs from initial public offering	—	—	(38)	—	—	—	—	(38)
Common stock cash dividends	—	—	—	—	(14,489)	—	—	(14,489)

Balance at March 31, 2007	39,192,548	$381	$487,080	$(4,998)	$(31,172)	33,668	$(60)	$451,231

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flows from operating activities:
Net (loss) income	$(6,079)	$405
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,802	3,599
Amortization of deferred financing costs	223	30
Unrealized loss (gain) on derivative instrument	383	(2,605)
Non-cash compensation expense	1,107	404
Deferred income taxes	(3,649)	368
Loss on sale of assets	13	441
Impairment of long-lived assets	119	—
Pension and other postretirement benefit obligations	314	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	2,452	326
Inventory	265	(252)
Prepaid expenses and other assets	163	64
Accounts payable	(1,140)	(211)
Accrued expenses	1,831	(1,581)
Deferred revenue	304	(73)
Other long-term liabilities	(186)	294

Net cash provided by operating activities	4,922	1,209

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,018)	(2,886)
Proceeds from sale of publications and other assets	180	2,859
Acquisitions, net of cash acquired	(206,046)	(75)

Net cash used in investing activities	(207,884)	(102)

Cash flows from financing activities:
Payment of debt issuance costs	(3,032)	—
Borrowings under term loans	690,000	—
Repayments of term loans	(558,000)	(768)
Net repayments under revolving credit facility	—	(2,410)
Payment of offering costs	(357)	—
Payment of dividends	(9,394)	—

Net cash provided by (used in) financing activities	119,217	(3,178)

Net decrease in cash and cash equivalents	(83,745)	(2,071)
Cash and cash equivalents at beginning of period	90,302	3,063

Cash and cash equivalents at end of period	$6,557	$992

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GateHouse Media, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have generally been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

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

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent (“Merger Subsidiary”) and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent (the “Merger”). The Merger was completed on June 6, 2005. The total value of the transaction was approximately $527,000.

Initial Public Offering

On October 25, 2006, the Company completed its initial public offering (“IPO”) of 13,800,000 shares of its common stock at $18.00 per share. The Company’s registered common stock is traded on the New York Stock Exchange under the symbol “GHS.”

On November 3, 2006, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,070,000 shares of common stock as allowed in the underwriting agreement. The total net proceeds from the IPO of 13,800,000 shares and this additional allotment of 2,070,000 shares, after deducting offering expenses and the underwriting discount, was $261,605.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year uncorrected misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 does not change the SEC’s previous guidance in SAB No. 99, on evaluating the materiality of misstatements. SAB No. 108 is effective for the interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial statements.

In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”) which is an amendment to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 became effective during the first quarter of 2007 and did not have a material impact on the Company’s consolidated financial statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $1,107 and $404 during the three months ended March 31, 2007 and March 31, 2006, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the three months ended March 31, 2007 and March 31, 2006, was $433 and $112, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 31, 2007 was $10,782, which is expected to be recognized over a weighted average period of 3.3 years through October 2011.

Total share-based compensation expense during the three months ended March 31, 2006 of $404 is comprised of $125 related to the purchase of common stock at a discount, as discussed below, and $279 related to share-based compensation expense for Restricted Share Grants (“RSGs”), which is net of estimated forfeitures.

Share-based compensation impacted diluted weighted average shares outstanding by 250,551 shares for the three months ended March 31, 2006.

(a) Restricted Share Grants

The Company issued RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, 268,680 RSGs were granted during the year ended December 31, 2006 and an additional 38,868 RSGs were granted to Company directors, management and employees during the three months ended March 31, 2007. The majority of the RSGs issued under the Plan vest by one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, the RSGs immediately vest at the percentage that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the three months ended March 31, 2007 and March 31, 2006, the Company recognized $1,107 and $279, respectively, in share-based compensation expense related to RSGs.

As of March 31, 2007, and March 31, 2006, there were 1,059,380 and 7,625 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $14.60 and, $12.10, respectively. As of March 31, 2007, the aggregate intrinsic value of unvested RSGs was $21,452. During the three months ended March 31, 2007, the aggregate fair value of vested RSGs was $183.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2006	1,051,763	$14.33
Granted	38,868	18.60
Vested	(10,000)	(10.00)
Forfeited	(21,251)	(10.66)

Unvested at March 31, 2007	1,059,380	$14.60

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

SFAS No. 123R, Share Based Payment, (“SFAS No. 123R”) requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

(b) Other Awards

In January 2006, a management investor purchased 25,000 shares of common stock at a discount of $5.01 per share, or $125 pursuant to the investor’s Management Stockholder Agreement. The purchase was determined to be compensatory in accordance with SFAS No. 123R. The Company recognized $125 in employee compensation expense related to this purchase during the three months ended March 31, 2006. The fair value of the common stock was determined to be $15.01 per share as of January 2006.

(c) Valuation of Equity Securities Issued as Compensation

Prior to January 1, 2006, the Company recorded deferred share-based compensation, which consisted of the amounts by which the estimated fair value of the instrument underlying the grant exceeded the grant or exercise price, at the date of grant or other measurement date, if applicable and recognized the expense over the related service period. In determining the fair value of the Company’s common stock at the dates of grant prior to the IPO on October 25, 2006, GateHouse’s stock was not traded and, therefore, the Company was unable to rely on a public trading market for its stock prior to October 25, 2006.

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent. The Merger was completed on June 6, 2005. The Merger resulted in a new basis of accounting under SFAS No. 141, Business Combinations, (“SFAS No. 141”).

The Company believes the Merger was on arms’ length terms and represented the fair value of its equity on June 6, 2005. In connection with the Merger, an appraisal of certain assets and liabilities was prepared by an unrelated valuation specialist and indicated a $10.00 fair value per share for the Company’s common stock on that date.

As the Company began the process of preparing for its IPO, it developed a preliminary valuation using a discounted cash flow approach as of July 2006. The Company prepared this valuation using an estimated revenue growth rate based upon advertising rate increases considering consumer price index (“CPI”), implementation of additional online content and products and introduction of additional niche products. Additionally, the Company used an estimated annual EBITDA, (adjusted to exclude certain non-cash and non-recurring items), growth rate based upon increases in revenues, cost reductions from the integration of acquisitions and improvements in cost from clustering and centralized services.

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

•

the rate of the Company’s Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CP Media and Enterprise NewsMedia, LLC (see note 4(d)) and ongoing cost savings resulting from a clustering strategy;

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

The Company retrospectively applied the valuation to share-based compensation relating to RSGs and common stock sales which occurred from January 2006 to May 2006. Therefore, the consolidated financial statements reflect this valuation for grants made prior to the Company’s IPO.

(3) Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2007 presentation.

(4) Acquisitions

(a) SureWest Acquisition—2007

On February 28, 2007, the Company completed its acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,305. SureWest Directories is engaged in the business of publishing yellow page and white page directories, as well as internet yellow pages through the sacramento.com website. The Company has become the publisher of the official directory of SureWest Telephone. The acquisition of SureWest Directories is the Company’s platform acquisition into the local directories business. The Company has accounted for this acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for SureWest Directories have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

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

Current assets	$15,223
Property, plant and equipment	51
Advertising relationships	40,955
Trade name	5,493
Publication rights	345
Goodwill	48,605

Total assets	110,672
Total liabilities	367

Net assets acquired	$110,305

(b) Journal Register Company Newspaper Acquisitions—2007

On February 9, 2007, the Company acquired seven publications from the Journal Register Company for an aggregate purchase price of approximately $72,220. The acquisition included two daily and three weekly newspapers as well as two shopper publications serving southeastern Massachusetts. The rationale for the acquisition was primarily due to the attractive community newspaper assets with stable cash flows which creates cost savings and compliments the Company’s other newspapers serving Massachusetts. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Journal Register Company newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

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

Current assets	$2,564
Property, plant and equipment	7,159
Advertising relationships	27,268
Subscriber relationships	6,397
Mastheads	4,393
Goodwill	25,238

Total assets	73,019
Total liabilities	799

Net assets acquired	$72,220

(c) Other Acquisitions—2007

During the three months ended March 31, 2007, the Company acquired an additional 25 publications (excluding the acquisitions discussed above) for an aggregate purchase price of $23,815. The purchase price allocation for these acquisitions are as follows:

Current assets	$2,181
Other assets	81
Property, plant and equipment	5,912
Noncompete agreements	1,444
Advertising relationships	5,232
Subscriber relationships	1,343
Mastheads	2,386
Customer relationships	832
Goodwill	8,343

Total assets	27,754
Current liabilities	2,209
Long-term liabilities	1,730

Total liabilities	3,939

Net assets acquired	$23,815

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill.

(d) CP Media and Enterprise NewsMedia, LLC Acquisitions—2006

On June 6, 2006, the Company acquired substantially all of the assets, and assumed certain liabilities of CP Media for $232,024 and acquired all of the equity interests of Enterprise NewsMedia, LLC for $194,065 (the “Acquisitions”). CP Media and Enterprise NewsMedia, LLC are two leading publishers of daily and weekly newspapers in eastern Massachusetts. The rationale for the Acquisitions was primarily due to the attractive community newspaper assets with stable cash flows, the

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

combination of the two companies that creates operational upside and cost savings and economies of scale for advertising, sales, operating costs and existing infrastructure leverage. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The Acquisitions and the results of operations for CP Media and Enterprise NewsMedia, LLC have been included in the Company’s condensed consolidated financial statements since the date they were acquired.

As of March 31, 2007, the accrued restructuring balance was $183, which relates to on-going obligations for employee termination agreements in connection with the acquisition of Enterprise News Media, LLC. During the three months ended March 31, 2007, the Company made payments of $172 in connection with these obligations.

Upon the acquisition of Enterprise NewsMedia, LLC, the Company recorded deferred taxes based upon its best estimate of the tax basis of assets and liabilities acquired. During the year ended December 31, 2006, the Company updated its forecasted schedule of future reversals of taxable temporary differences, an adjustment was applied as an increase to the balance of goodwill attributable to the acquisition. Certain factors still remain that could change the ultimate liability and result in subsequent changes in goodwill and have an impact on the results of operations.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through March 31, 2007:

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

(e) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2006, set forth below, presents the results of operations as if the acquisitions of CP Media and Enterprise NewsMedia, LLC had occurred on January 1, 2006. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the Acquisitions occurred as of the beginning of such period.

Three Months Ended March 31, 2006

Revenues	$91,578
Net loss	$(4,920)
Net loss per common share:
Basic	$(0.22)
Diluted	$(0.22)

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$3,039	$606	$2,433
Advertiser relationships	333,645	20,444	313,201
Customer relationships	2,896	184	2,712
Subscriber relationships	71,030	4,615	66,415
Trade name	5,493	46	5,447
Publication rights	346	3	343

Total	$416,449	$25,898	$390,551

Nonamortized intangible assets:
Goodwill	$602,463
Mastheads	90,981

Total	$693,444

	December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$1,595	$401	$1,194
Advertiser relationships	260,191	15,986	244,205
Customer relationships	2,064	127	1,937
Subscriber relationships	63,290	3,732	59,558

Total	$327,140	$20,246	$306,894

Nonamortized intangible assets:
Goodwill	$516,656
Mastheads	84,202

Total	$600,858

Amortization expense for the three months ended March 31, 2007 and 2006 was $5,652 and $2,242 respectively. Estimated future amortization expense as of March 31, 2007, is as follows:

For the year ending December 31:
2007	$22,717
2008	26,275
2009	26,048
2010	26,020
2011	25,954
Thereafter	263,537

Total	$390,551

The changes in the carrying amount of goodwill for the period from January 1, 2007 to March 31, 2007 are as follows:

Balance at January 1, 2007	$516,656
Additions	85,807

Balance at March 31, 2007	$602,463

Additions principally relate to recent acquisitions, primarily SureWest Directories and the newspapers acquired from the Journal Register Company, as well as adjustments for tax uncertainties related to prior acquisitions.

The Company’s date on which its annual impairment assessment is made is June 30. No impairment charge resulted from the assessment completed as of June 30, 2006.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(6) Long-Term Debt

On February 28, 2005, GateHouse Media, Inc. (Operating Company) entered into a Credit Agreement with a syndicate of financial institutions led by Wells Fargo Bank, National Association (Wells Fargo), with U.S. Bank National Association (US Bank) as syndication agent, CIT Lending Services Corporation as documentation agent and Wells Fargo as administrative agent (the New Credit Facility). The New Credit Facility provided for a $280,000 principal amount New Term Loan B that matured in February 2012 and a revolving credit facility with a $50,000 aggregate commitment amount available, including a $10,000 sub-facility for letters of credit that mature in February 2011. The New Credit Facility was secured by a first-priority security interest in substantially all of the tangible and intangible assets of Operating Company, GateHouse, and GateHouse’s other present and future direct and indirect subsidiaries. Additionally, the loans under the New Credit Facility were guaranteed, subject to specified limitations, by GateHouse and all of the future direct and indirect subsidiaries of Operating Company and GateHouse.

In June 2006, the Company repaid the New Term Loan B, the New Credit Facility and all accrued interest in full with a portion of their proceeds from the new debt, as discussed below. In connection with the termination of the New Term Loan B and the new Credit Facility, the Company wrote off $702 of deferred finance fees.

On June 6, 2006, in connection with the acquisitions of CP Media and Enterprise NewsMedia, LLC, the Company, through its direct and indirect subsidiaries entered into several new financial arrangements with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The first lien credit facility, as amended on June 21, 2006 and October 11, 2006, provided for a $570,000 term loan facility which matures on December 6, 2013 and a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility that matured on June 6, 2013. The second lien credit facility provided for a $152,000 term facility that matured on June 6, 2014, subject to earlier maturities upon the occurrence of certain events.

The first lien credit facility and second lien credit facility were secured by a first priority security interest, respectively, in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating, Operating and all of its direct and indirect domestic restricted subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of GateHouse Media Holdco, Inc. (Holdco) a wholly owned subsidiary of the Company and direct parent of Operating. Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the first lien credit facility were guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

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

Borrowings under the second lien credit facility bore interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the second lien credit facility) or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the second lien credit facility) plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans was fixed at 1.5% and 0.5%, respectively.

No principal payments were due on the term loan facility or the revolving credit facility until the applicable maturity date. The borrowers were required to prepay borrowings under the term loan facility in an amount equal to 50% of Holdco’s Excess Cash Flow (as defined in the first lien credit facility) earned during the previous fiscal year, except that no prepayments were required if the Total Leverage Ratio is less than or equal to 6.0 to 1.0 at the end of any fiscal year. In addition, the borrowers were required to prepay borrowings under the term loan facility with certain asset disposition proceeds,

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

cash insurance proceeds and condemnation or expropriation awards subject to specified reinvestment rights. The borrowers were also required to prepay borrowings with 50% of the net proceeds of certain equity issuances or 100% of the proceeds of certain debt issuances except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facility has been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facility and the cash collateralization of letters of credit.

The first lien credit facility contained financial covenants that require Holdco to satisfy specified quarterly financial tests, consisting of a Total Leverage Ratio, an interest coverage ratio and a fixed charge coverage ratio. The first lien credit facility also contained affirmative and negative covenants customarily found in loan agreements for similar transactions, including restrictions on the Company’s ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that after the second lien credit facility has been paid in full and terminated, Holdco is permitted to pay quarterly dividends so long as, after giving effect to any such dividend payment, Holdco and its subsidiaries are in pro forma compliance with each of the financial covenants, including the Total Leverage Ratio). The first lien credit facility contain customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-defaults; a Change of Control (as defined in the first lien credit facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

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

On February 27, 2007, the Company entered into an amended and restated credit agreement with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent (the “2007 Credit Facility”). The 2007 Credit Facility provides for a $670,000 term loan facility which matures in August 2014, a delayed draw term loan of up to $250,000 available until August 2007 which matures in August 2014 and a revolving credit agreement with a $40,000 aggregate loan commitment available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility, which matures in February 2014.

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

Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans is 1.75% and 0.75%, respectively, if the ratings for the credit facilities by Moody’s Investors Service Inc. is at least B1 and by Standard & Poor’s Ratings Services is at least B+ , and otherwise is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00%, in the case of Alternate Base Rate Loans. Under the revolving loan facility the Company also pays a quarterly commitment fee on the unused portion of the revolving loan facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, the Company is required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

As of March 31, 2007, a total of $670,000 and $20,000 were outstanding under the term loan facility and the delayed draw term loan, respectively.

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which the Company is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (ii) make restricted payments of proceeds of asset dispositions to the Company to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations if such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media, Inc.). The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

(7) Derivative Instruments

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Condensed

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Consolidated Statement of Stockholders’ Equity and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234, increase in fair value net of income taxes of $156, was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,954, net, of which $425 was recognized through earnings and a $931 decrease in fair value net of income taxes of $598 was recognized through accumulated other comprehensive income. During the three months ended March 31, 2007, $10, net of taxes of $7 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $68.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On December 31, 2006, the swap was dedesignated and was redesignated on January 1, 2007 due to the fact that the Company has changed its method of assessing the hedge effectiveness for interest rate swaps designated as cash flow hedges. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. For the three months ended March 31, 2007, the effective portion of the decrease in the fair value of the swap of $696 net of income taxes of $448, was recognized through accumulated other comprehensive income. During the three months ended March 31, 2007, $15, net of taxes of $10 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $662.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14% with settlements occurring monthly. For the three months ended March 31, 2007, the effective portion of the decrease in the fair value of the swap of $702, net of income taxes of $452 was recognized through accumulated other comprehensive income. There was no ineffectiveness recognized related to this swap.

(8) Related Party Transactions

As of March 31, 2007, Fortress beneficially owned approximately 57.8% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is the Chairman of the Management Committee of Fortress Investment Group LLC, an affiliate of the Company’s majority stockholder. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $92,000 of the $960,000 2007 Credit Facility as of March 31, 2007, $23,000 of which is committed but unfunded. These amounts were purchased on arms’ length terms in secondary market transactions.

On October 24, 2006, the Company entered into an Investor Rights Agreement with Fortress, its majority stockholder. The Investor Rights Agreement provides Fortress with certain rights with respect to the nomination of directors to the Company’s board of directors as well as registration rights for securities of the Company owned by Fortress.

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

(9) Income Taxes

The Company performs a quarterly assessment of its net deferred tax assets. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2004, the period from January 1, 2005 to June 5, 2005 the year ended December 31, 2006, and the three months ended March 31, 2007. The Company concluded during the fourth quarter of 2006 and the first quarter of 2007 that it was more likely than not that the Company would fully realize the benefits of its existing deductible differences.

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

The tax rate for the three months ended March 31, 2007, is less than the Federal statutory rate of 34% principally due to adjustments recorded during the quarter of $761 related to tax contingencies offset by the impact of state taxes. For the three months ended March 31, 2007, the expected Federal tax benefit at 34% is $2,897. The difference between the expected tax rate and the effective tax rate is attributable to the tax adjustment of $761, a state tax benefit of $410, and non-deductible meals and entertainment of $16.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2003 tax year and beyond.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, a interpretation of SFAS No. 109” (“FIN 48”) effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The implementation of FIN 48 did not have a material impact on the tax provision for the three months ended March 31, 2007.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(10) Pension and Postretirement Benefits

As a result of the acquisition of Enterprise News Media, LLC, the Company maintains a pension plan and postretirement medical and life insurance plan which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plan for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$160	$108
Interest cost	308	143
Expected return on plan assets	(345)	—

Total	$123	$251

During the three months ended March 31, 2007, the Company recognized a total of $123 and $251 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	6.0%	6.0%
Rate of increase in future compensation levels	3.5%	—%
Expected return on assets	8.5%	—%
Current year trend	—	8.5%
Ultimate year trend	—	5.5%
Year of ultimate trend	—	2011

(11) Assets Held for Sale

As of March 31, 2007, the Company intends to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). As of March 31, 2007, a total of $2,352 was classified as held for sale, which consists principally of property, plant and equipment.

During the three months ended March 31, 2007, the Company recorded a charge to operations of $119 related to the impairment of property, plant and equipment which were classified as held for sale as of March 31, 2007.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(12) Commitments and Contingencies

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s condensed consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that the disposition of these matters will not have a material adverse effect upon the Company’s condensed consolidated results of operations, financial condition or cash flow.

(13) Subsequent Events

On May 7, 2007, the Company completed its acquisition of twelve publications from Gannett Co., Inc. for an aggregate purchase price of approximately $410,000. The acquisition includes four daily and three weekly newspapers, as well as five shopper publications serving Rockford, Illinois, Utica, New York, Norwich, Connecticut and Huntington, West Virginia with an aggregate circulation of approximately 457.

On May 7, 2007, the Company amended its 2007 Credit Facility and increased its borrowing by $275,000. This incremental borrowing has an interest rate of LIBOR + 2.25% or the Alternate Base Rate + 1.25%, depending upon the designation of the borrowing.

The rate on the previously existing borrowings of $920,000 was changed to bear interest at LIBOR + 2.00% or the Alternate Base Rate + 1.00% depending upon the designation of the borrowing. The terms of the previously outstanding borrowings were also modified to include a 1% premium if the debt is called within one year and an interest feature that grants the previously outstanding debt an interest rate of .25% below the highest rate of any borrowing under the 2007 Credit Facility.

On April 11, 2007, the Company completed its acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price, including working capital adjustments, of approximately $381,800. The acquisition includes seven daily and two weekly newspapers, as well as six shopper publications serving areas of Ohio and Illinois with an aggregate circulation of approximately 465.

On April 11, 2007, the Company entered into the Bridge Agreement with a syndicate of financial institutions with Wachovia Investment Holdings, LLC as administrative agent. The Bridge Agreement provides for a $300,000 term loan facility which matures on April 11, 2015. The Bridge Loan will be available until May 31, 2007 in up to two draws.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971% with settlements occurring monthly.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” in our Annual Report on Form 10-K that could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

Certain statements in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to the risks identified by us under the heading “Risk Factors” included in our Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which as of March 31, 2007, includes 439 community publications and more than 230 related websites, serves over 150,000 business advertising accounts and reaches approximately 8 million people on a weekly basis.

Our core products include:

•	76 daily newspapers with total paid circulation of approximately 429,000;

•	238 weekly newspapers (published up to three times per week) with total paid circulation of approximately 584,000 and total free circulation of approximately 472,000;

•	125 shoppers (generally advertising-only publications) with total circulation of approximately 2 million;

•	over 230 locally focused websites, which extend our franchises onto the internet; and

•	7 yellow page directories with a distribution of approximately 758,000 that covers a population of approximately 2 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 79 niche publications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. We accounted for the initial acquisition using the purchase method of accounting.

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group, LLC, entered into an Agreement and Plan of Merger with us pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. Prior to the effectiveness of the Merger, affiliates of Leonard Green & Partners, L.P. controlled the Company.

As of March 31, 2007, Fortress beneficially owned approximately 57.8% of our outstanding common stock.

Since 1998, we have acquired 335 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 21 shoppers acquired in the acquisitions of CP Media, Enterprise NewsMedia, LLC (“the Acquisitions”), the Copley Press, Inc. and Gannett Co., Inc. and launched numerous new products, including 10 weekly newspapers.

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

Recent Developments

On April 11, 2007, we completed our acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price, including working capital adjustments, of approximately $381.8 million. The acquisition includes seven daily and two weekly newspapers, as well as six shopper publications serving areas of Ohio and Illinois with an aggregate circulation of approximately 465,000.

On April 11, 2007, we entered into the Bridge Agreement with a syndicate of financial institutions with Wachovia Investment Holdings, LLC as administrative agent. The Bridge Agreement provides for a $300 million term loan facility which matures on April 11, 2015. The Bridge loan will be available until May 31, 2007 in up to two draws.

In connection with the 2007 Credit Facility, we entered into and designated an interest rate swap based on a notional amount of $250 million maturing September 2014 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971% with settlements occurring monthly.

In connection with the 2007 Credit Facility, we entered into and designed an interest rate swap based on a notional amount of $200 million maturing September 2014, as a cash flow hedge. Under the swap agreement, we receive interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly.

On May 7, 2007, we completed our acquisition of twelve publications from Gannett Co., Inc. for an aggregate purchase price of approximately $410.0 million. The acquisition includes four daily and three weekly newspapers, as well as five shopper publications serving Rockford, Illinois, Utica, New York, Norwich, Connecticut and Huntington, West Virginia with an aggregate circulation of approximately 457,000.

On May 7, 2007, we amended our 2007 Credit Facility and increased our borrowing by $275,000. This incremental borrowing has an interest rate of LIBOR + 2.25% or the Alternate Base Rate + 1.25%, depending upon the designation of the borrowing.

The rate on the previously existing borrowings of $920,000 was changed to bear interest at LIBOR + 2.00% or the Alternate Base Rate + 1.00% depending upon the designation of the borrowing. The terms of the previously outstanding borrowings were also modified to include a 1% premium if the debt is called within one year and an interest feature that grants the previously outstanding debt an interest rate of .25% below the highest rate of any borrowing under the 2007 Credit Facility.

Pro Forma

We have presented our operating results on a pro forma basis for the three months ended March 31, 2006. This pro forma presentation for the three months ended March 31, 2006 assumes that the Acquisitions and the 2006 Financing occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the Acquisitions and the 2006 Financing occurred at the beginning of the pro forma period.

Critical Accounting Policy Disclosure

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2006, as filed on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our 2006 Form 10-K.

Results of Operations

The following table summarizes our historical results of operations for the three months ended March 31, 2007 and our pro forma results of operations for the three months ended March 31, 2006.

	Three months ended March 31, 2007	Three months ended March 31, 2006
		(Pro forma)
	(in thousands)
Revenues:
Advertising	$71,248	$69,372
Circulation	17,257	16,359
Commercial printing and other	6,479	5,847

Total revenues	94,984	91,578
Operating costs and expenses:
Operating costs	52,538	51,066
Selling, general and administrative	30,621	26,507
Depreciation and amortization	8,802	7,231
Integration and reorganization costs	838	1,710
Impairment of long-lived assets	119	—
Loss on sale of assets	13	437

Operating income	2,053	4,627
Interest expense	10,217	12,921
Amortization of deferred financing costs	223	221
Unrealized (gain) loss on derivative instrument	383	(2,605)
Other income	(205)	(4)

Loss before income taxes	(8,565)	(5,906)
Income tax benefit	(2,486)	(986)

Net loss	$(6,079)	$(4,920)

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Revenue. Total revenue for the three months ended March 31, 2007 increased by $3.4 million, or 3.7%, to $95.0 million from $91.6 million for the three months ended March 31, 2006. The increase in total revenue was comprised of a $1.9 million, or 2.7%, increase in advertising revenue, a $0.9 million, or 5.5% increase in circulation revenue and a $0.6 million, or 10.8%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from the newspaper businesses acquired during the second quarter of 2006 and the first quarter of 2007 of $5.3 million, partially offset by a decrease in advertising revenue from our same property publications of $3.4 million. The increase in circulation revenue was primarily due to circulation revenue from the newspaper businesses acquired during the second quarter of 2006 and the first quarter of 2007 of $1.3 million, partially offset by a decrease in circulation revenue from our same property publications of $0.4 million. The increase in commercial printing and other revenue was primarily due to revenue from the newspaper businesses acquired during the second quarter of 2006 and the first quarter of 2007 of $2.1 million, as well as an increase in commercial printing and other revenue from our same property publications of $0.2 million. These amounts were partially offset by a decrease in commercial printing and other revenue of $1.7 million related to the disposition of one of our production facilities in October 2006.

We acquired SureWest Directories on February 28, 2007. SureWest Directories publishes and sells directory advertising in yellow page and white page directories which are published annually and had total circulation exceeding 600,000 for the year ended December 31, 2006. Deferred revenue and the related costs since the date of the SureWest Directories acquisition are not recorded in this period since no new directories were issued. This resulted in revenues and expenses being less that what the predecessor owner would have recognized. Exclusive of the effect of purchase accounting adjustments, revenue during the period from February 28, 2007 to March 31, 2007 and the three months ended March 31, 2007 would have been $1.6 million and $4.7 million, respectively.

Operating Costs. Operating costs for the three months ended March 31, 2007 increased by $1.5 million, or 2.9%, to $52.5 million from $51.1 million for the three months ended March 31, 2006. The increase in operating costs was primarily due to operating costs of the newspaper businesses acquired during the second quarter of 2006 and the first quarter of 2007 of $5.4 million. This amount was partially offset by decreased payroll, newsprint, ink, external printing and postage expenses of $1.0 million, $0.9 million, $0.1 million, $0.1 million and $0.4 million, respectively as well as a decrease in operating expenses of $1.4 million related to the disposition of one of our production facilities in October 2006.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2007 increased by $4.1 million, or 15.5%, to $30.6 million from $26.5 million for the three months March 31, 2006. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the newspaper businesses acquired during the second quarter of 2006 and the first quarter of 2007 of $2.2 million as well as an increase in non-cash compensation expense related to our RSGs of $0.8 million. Additionally, during the three months ended March 31, 2007 we incurred an increase in professional fees and pension and postretirement expenses of $0.6 million and $0.2 million, respectively. These amounts were partially offset by a decrease in selling, general and administrative expenses of $0.2 million related to the disposition of one of our production facilities in October 2006.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2007, increased by $1.6 million to $8.8 million from $7.2 million for the three months ended March 31, 2006. The increase was primarily due to depreciation and amortization of newspaper businesses acquired during the second quarter of 2006 and the first quarter of 2007 of $1.2 million. Additionally, during the first quarter of 2007, we incurred capital expenditures of $2.0 million.

Impairment of Long-Lived Assets. During the three months ended March 31, 2007 we incurred a charge of $0.1 million related to the impairment of property, plant and equipment which were classified as held for sale at March 31, 2007.

Interest Expense. Total interest expense for the three months ended March 31, 2007 decreased by $2.7 million, or 20.9%, to $10.2 million from $12.9 million for the three months ended March 31, 2006. The decrease was primarily due to decreases in our outstanding debt balances.

Unrealized (Gain) Loss on Derivative Instrument. During the three months ended March 31, 2007 we recorded a loss of $0.4 million due to ineffectiveness related to our $300 million interest rate swap, which we entered into in June, 2005 in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2007 was $2.5 million compared to $1.0 million for the three months ended March 31, 2006. The change of $1.5 million was primarily due to an increase in book pretax loss during the three months ended March 31, 2007. The effective tax rate was 29.0% for the three months ended March 31, 2007 and 16.7% for the three months ended March 31, 2006. The 2007 effective rate was impacted by adjustments for tax contingencies identified in the quarter and the 2006 effective tax rate was impacted by projections of full year taxable income.

Net Loss. Net loss for the three months ended March 31, 2007 was $6.1 million. Net loss for the three months ended March 31, 2006 was $4.9 million. Our net loss increased due to the factors noted above.

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

On April 11, 2007, we entered into the Bridge Agreement with a syndicate of financial institutions with Wachovia Investment Holdings LLC as administrative agent. The Bridge Agreement provides a $300 million term loan facility which matures on April 11, 2015. The Bridge Loan will be available until May 31, 2007, in up to two draws.

On May 7, 2007, we amended our 2007 Credit Facility and increased our borrowing by $275,000. This incremental borrowing has an interest rate of LIBOR + 2.25% or the Alternate Base Rate + 1.25%, depending upon the designation of the borrowing.

The rate on the previously existing borrowings of $920,000 was changed to bear interest at LIBOR + 2.00% or the Alternate Base Rate + 1.00% depending upon the designation of the borrowing. The terms of the previously outstanding borrowings were also modified to include a 1% premium if the debt is called within one year and an interest feature that grants the previously outstanding debt an interest rate of .25% below the highest rate of any borrowing under the 2007 Credit Facility.

As of March 31, 2007, the available amount of debt under our current agreement was $270.0 million.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a total leverage ratio, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(in thousands)
Cash provided by operating activities	$4,922	$1,209
Cash used in investing activities	(207,884)	(102)
Cash provided by (used in) financing activities	119,217	(3,178)

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 31, 2007 and March 31, 2006.

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2007 was $4.9 million, an increase of $3.7 million when compared to the $1.2 million of cash provided by operating activities for the three months ended March 31, 2006. This $3.7 million increase was primarily the result of an increase in non-cash charges of $5.1 million, an increase in cash provided by working capital of $5.1 million, partially offset by a decrease in net income of $6.5 million.

The $5.1 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $5.2 million, of which $3.8 million and $1.1 million related to the Acquisitions and other acquisitions acquired during the first quarter of 2007, an unrealized gain on derivative instruments of $2.6 million that was recognized during the three months ended March 31, 2006, an increase in non-cash compensation expense of $0.7 million, partially offset by a decrease of $4.0 million in deferred income tax liabilities.

The $5.1 million increase in cash provided by working capital for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 primarily resulted from an increase in accrued expenses, a decrease in accounts receivable, partially offset by a decrease in accounts payable.

Cash Flows from Investing Activities. During the three months ended March 31, 2007, we used $206.0 million, net of cash acquired, for acquisitions and $2.0 million for capital expenditures, which uses were partially offset by proceeds of $0.2 million from the sale of assets.

During the three months ended March 31, 2006, we used $2.9 million for capital expenditures and $0.1 million, net of cash acquired, for acquisitions, which uses were partially offset by proceeds of $2.9 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2007 was $119.2 million. The net cash provided by financing activities primarily resulted from borrowings of $690.0 million under the 2007 Credit Facility, partially offset by the repayment of $558.0 million of borrowings under the 2006 Credit Facility, payment of dividends of $9.4 million, payment of $3.0 million of debt issuance costs in connection with the 2007 Credit Facility, and payment of $0.4 million of offering costs.

Net cash used in financing activities for the three months ended March 31, 2006 was $3.2 million from net repayments under the 2005 New Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2006 to March 31, 2007.

Accounts Receivable. Accounts receivable increased $15.7 million from December 31, 2006 to March 31, 2007, of which $18.2 million was acquired from acquisitions during the first quarter of 2007, partially offset by a decrease of $2.5 million. The $2.5 million decrease in accounts receivable primarily resulted from a decrease in sales for the last two months of the first quarter of 2007 when compared to the last two months of the fourth quarter of 2006 and the receipt of $1.0 million during the first quarter of 2007 from the sale of a publication during the fourth quarter of 2006.

Property, Plant, and Equipment. Property, plant, and equipment increased $11.7 million during the period from December 31, 2006 to March 31, 2007, of which $13.2 million was acquired from acquisitions during the first quarter of 2007 and $2.0 million was used for capital expenditures. These increases in property, plant, and equipment were partially offset by depreciation of $3.2 million, assets held for sale of $0.2 million, and an impairment of $0.1 million on long-lived assets.

Goodwill. Goodwill increased $85.8 million from December 31, 2006 to March 31, 2007, of which $82.2 million was acquired from acquisitions during the first quarter of 2007 and $3.6 million related to the resolution of certain tax uncertainties.

Intangible Assets. Intangible assets increased $90.4 million from December 31, 2006 to March 31, 2007, of which $96.1 million was acquired from acquisitions during the first quarter of 2007, partially offset by amortization of $5.7 million.

Accounts Payable. Accounts payable decreased $0.6 million from December 31, 2006 to March 31, 2007, of which $0.6 million was acquired from acquisitions during the first quarter of 2007. The offsetting $1.2 million decrease in accounts payable working capital primarily resulted from the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $3.4 million from December 31, 2006 to March 31, 2007, of which $1.2 million was acquired from acquisitions during the first quarter of 2007. The remaining accrued expenses increase of $2.2 million primarily resulted from an increase of $1.3 million in income taxes payable, an increase of $0.6 million in accrued expenses associated with being a public company, and a net increase of $0.3 million in other accrued expenses.

Long-term Debt. Long-term debt increased $132.0 million from December 31, 2006 to March 31, 2007, primarily resulting from borrowings of $690.0 million under the 2007 Credit Facility, partially offset by repayments of $558.0 million under the 2006 Credit Facility.

Contractual Commitments

The changes to our contractual commitments as of March 31, 2007 compared to December 31, 2006 relate to our 2007 Credit Facility.

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

The table below shows the reconciliation of income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands)
Income (loss)	$(6,079)	$405
Income tax expense (benefit)	(2,486)	368
Unrealized (gain) loss on derivative instrument	383	(2,605)
Amortization of deferred financing costs	223	30
Interest expense	10,217	5,176
Impairment of long-lived assets	119	—
Depreciation and amortization	8,802	3,599

Adjusted EBITDA	$11,179 (a)	$6,973	(b)

(a)	Adjusted EBITDA for the three months ended March 31, 2007, includes a total of $4,333 net expense, which is comprised of non-cash compensation and other expense of $2,153, non-cash portion of postretirement benefits expense of $314, integration and reorganization costs of $838, a $13 loss on the sale of assets and the impact of SureWest Directories purchase accounting of $1,015.

(b)	Adjusted EBITDA for the three months ended March 31, 2006, includes a total of $2,855 net expense, which is comprised of non-cash compensation and other expense of $704, integration and reorganization costs of $1,710 and a $441 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income before income taxes on an annualized basis by approximately $0.2 million, based on outstanding floating rate debt of $690.0 million outstanding at March 31, 2007, after consideration of the interest rate swaps of $670.0 million described below.

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

On February 27, 2007, we executed an additional interest rate swap in the notional amount of $100 million with a forward starting date of February 28, 2007. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.14% and receive an amount from the swap counterparty representing, interest on the notional amount at a rate equal to the one month LIBOR. These interest rate swaps effectively fix our interest rate on $670.0 million of our variable rate debt for the term of the swaps.

At March 31, 2007, after consideration of the forward starting interest rate swaps described above, $20.00 million of the remaining principal amount of our debt is subject to floating interest rates.

Commodities

Certain materials we use are subject to commodity price changes. We manage this risk through instruments such as purchase orders, membership in a buying consortium and continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.5 million based on pro forma as adjusted newsprint usage for the year ended December 31, 2006, of approximately 50,000 metric tons.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable

Part II. — Other Information

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

Not applicable

Item 5.	Other Information

We entered into a Memo of Understanding (the “Memo”) with Mark R. Thompson, our Chief Financial Officer, pursuant to which we and Mr. Thompson agreed that, notwithstanding anything in Mr. Thompson’s employment agreement to the contrary, Mr. Thompson’s “Guaranteed 2006 Bonus” (as defined in such employment agreement) may be paid in any combination of cash and/or our securities as determined by us and agreed by Mr. Thompson. The Memo is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

*10.1	Memo of Understanding dated as of December 20, 2006, by and among GateHouse Media, Inc, f/k/a Liberty Group Publishing, Inc., a Delaware corporation, GateHouse Media Operating, Inc. f/k/a Liberty Group Operating, Inc., a Delaware corporation and Mark R. Thompson.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (principal financial officer).

32.1	Section 1350 Certifications.

* Asterisk identifies management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: May 16, 2007	/s/ Mark R. Thompson
Mark R. Thompson
Chief Financial Officer