Form 10-Q
period 2007-06-30
GateHouse Media, Inc.
filed 2007-08-14
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 10, 2007, 57,874,112 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2007	December 31, 2006
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$18,038	$90,302
Accounts receivable, net of allowance for doubtful accounts of $4,117 and $2,332 at June 30, 2007 and December 31, 2006, respectively	84,108	42,990
Inventory	8,811	4,664
Prepaid expenses	4,645	3,372
Deferred income taxes	3,643	2,896
Other current assets	3,738	380
Assets held for sale	3,763	—

Total current assets	126,746	144,604
Property, plant, and equipment, net of accumulated depreciation of $19,508 and $11,224 at June 30, 2007 and December 31, 2006, respectively	208,822	98,371
Goodwill	922,621	516,656
Intangible assets, net of accumulated amortization of $36,112 and $20,246 at June 30, 2007 and December 31, 2006, respectively	791,153	391,096
Deferred financing costs, net	11,602	5,297
Derivative instruments	28,170	7,972
Other assets	2,532	1,404
Long-term assets held for sale	79,376	2,323

Total assets	$2,171,022	$1,167,723

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term liabilities	$813	$487
Accounts payable	8,960	5,655
Accrued expenses	36,351	18,167
Accrued interest	13,538	2,358
Deferred revenue	25,419	14,554
Dividend payable	15,668	9,394
Liabilities held for sale	871	—

Total current liabilities	101,620	50,615
Long-term liabilities:
Long-term debt	1,498,000	558,000
Long-term liabilities, less current portion	4,324	1,324
Deferred income taxes	103,930	70,935
Pension and other postretirement benefit obligations	14,051	13,765

Total liabilities	1,721,925	694,639

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2007; none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2007; 39,208,510 and 39,147,263 shares issued, and 39,169,840 and 39,141,263 outstanding at June 30, 2007 and December 31, 2006, respectively	381	381
Additional paid-in capital	487,990	486,011
Accumulated other comprehensive income (loss)	9,590	(2,644)
Accumulated deficit	(48,804)	(10,604)
Treasury stock, at cost, 38,670 and 6,000 shares at June 30, 2007 and December 31, 2006, respectively	(60)	(60)

Total stockholders’ equity	449,097	473,084

Total liabilities and stockholders’ equity	$2,171,022	$1,167,723

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenues:
Advertising	$118,141	$52,725	$189,389	$89,184
Circulation	32,044	10,908	49,301	19,403
Commercial printing and other	8,448	5,854	14,927	10,875

Total revenues	158,633	69,487	253,617	119,462
Operating costs and expenses:
Operating costs	82,102	34,282	134,575	60,253
Selling, general and administrative	40,955	19,908	71,641	34,788
Depreciation and amortization	15,427	4,845	24,229	8,444
Integration and reorganization costs	1,615	386	2,453	2,096
Impairment of long-lived assets	82	—	201	—
Loss on sale of assets	9	151	22	592

Operating income	18,443	9,915	20,496	13,289
Interest expense	22,379	7,260	32,596	12,436
Amortization of deferred financing costs	980	85	1,203	115
Loss on early extinguishment of debt	—	702	—	702
Unrealized gain on derivative instrument	(758)	—	(375)	(2,605)
Other income	(3)	—	(208)	—

Income (loss) from continuing operations before income taxes	(4,155)	1,868	(12,720)	2,641
Income tax expense (benefit)	(1,535)	764	(4,021)	1,132

Income (loss) from continuing operations	(2,620)	1,104	(8,699)	1,509
Income from discontinued operations, net of income taxes	656	—	656	—

Net income (loss)	$(1,964)	$1,104	$(8,043)	$1,509

Earnings (loss) per share:
Basic and diluted:
Income (loss) from continuing operations	$(0.07)	$0.05	$(0.23)	$0.07
Income from discontinued operations, net of income taxes	0.02	—	0.02	—

Net income (loss)	$(0.05)	$0.05	$(0.21)	$0.07
Dividends declared per share	$0.40	$—	$0.77	$—
Basic weighted average shares outstanding	38,099,500	22,223,456	38,098,340	22,218,976

Diluted weighted average shares outstanding	38,099,500	22,459,230	38,098,340	22,534,701

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2006	39,147,263	$381	$486,011	$(2,644)	$(10,604)	6,000	$(60)	$473,084
Comprehensive loss:
Net loss	—	—	—	—	(8,043)	—	—	(8,043)
Unrealized gain on derivative instruments, net of income taxes of $7,761	—	—	—	12,062	—	—	—	12,062
Minimum pension liability adjustment, net of income taxes of $111	—	—	—	172	—	—	—	172

Comprehensive income	—							4,191
Restricted share grants	54,830	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	2,017	—	—	—	—	2,017
Restricted share forfeitures	6,417	—	—	—	—	32,670	—	—
Deferred offering costs from initial public offering	—	—	(38)	—	—	—	—	(38)
Common stock cash dividends	—	—	—	—	(30,157)	—	—	(30,157)

Balance at June 30, 2007	39,208,510	$381	$487,990	$9,590	$(48,804)	38,670	$(60)	$449,097

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flows from operating activities:
Net income (loss)	$(8,043)	$1,509
Income from discontinued operations, net of income taxes	656	—

Net income (loss) from continuing operations	(8,699)	1,509
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	24,229	8,444
Amortization of deferred financing costs	1,203	115
Unrealized gain on derivative instrument	(375)	(2,605)
Non-cash compensation expense	2,017	685
Deferred income taxes	(5,373)	3,521
Loss on sale of assets	22	592
Loss on early extinguishment of debt	—	702
Pension and other postretirement benefit obligations	668	70
Impairment of long-lived assets	201	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,555)	(944)
Inventory	1,019	(175)
Prepaid expenses	797	496
Other assets	(2,270)	(2,401)
Accounts payable	1,543	(498)
Accrued expenses and other current liabilities	6,781	1,276
Accrued interest	11,180	2,131
Deferred revenue	(537)	(685)
Long-term liabilities	(32)	247

Net cash provided by operating activities	30,819	12,480

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,663)	(5,445)
Proceeds from sale of publications and other assets	261	2,859
Acquisition of CP Media, net of cash acquired	—	(230,429)
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	(154)	(181,169)
Acquisition of The Copley Press, Inc. Newspapers, net of cash acquired	(380,829)	—
Acquisition of Gannett Co., Inc. Newspapers, net of cash acquired	(419,932)	—
Other acquisitions, net of cash acquired	(206,803)	(10,995)

Net cash used in investing activities	(1,011,120)	(425,179)

Cash flows from financing activities:
Payment of debt issuance costs	(7,433)	(5,726)
Borrowings under term loans	1,495,000	722,000
Repayments of term loans	(558,000)	—
Net borrowings under revolving credit facility	3,000	6,325
Extinguishment of credit facility, net of fees	—	(304,426)
Payment of offering costs	(647)	(340)
Issuance of common stock	—	250
Payment of dividends	(23,883)	—

Net cash provided by financing activities	908,037	418,083

Net (decrease) increase in cash and cash equivalents	(72,264)	5,384
Cash and cash equivalents at beginning of period	90,302	3,063

Cash and cash equivalents at end of period	$18,038	$8,447

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

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $910, $281, $2,017 and $685 during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 was $356, $112, $789 and $224, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 30, 2007 was $10,205, which is expected to be recognized over a weighted average period of 3.1 years through October 2011.

Total share-based compensation expense during the six months ended June 30, 2006 of $685 is comprised of $125 related to the purchase of common stock at a discount, as discussed below, and $560 related to share-based compensation expense for Restricted Share Grants (“RSGs”), which is net of estimated forfeitures.

Share-based compensation impacted diluted weighted average shares outstanding by 235,774 and 315,725 shares for the three and six months ended June 30, 2006, respectively. There was no impact in 2007 since the impact would have been anti-dilutive.

(a) Restricted Share Grants

The Company issued RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, 268,680 RSGs were granted during the year ended December 31, 2006 and an additional 54,830 RSGs were granted to Company directors, management and employees during the six months ended June 30, 2007. The majority of the RSGs issued under the Plan vest by one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recognized $910, $281, $2,017 and $560, respectively, in share-based compensation expense related to RSGs.

As of June 30, 2007, and June 30, 2006, there were 1,070,340 and 783,500 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $14.63 and, $11.98 respectively. As of June 30, 2007, the aggregate intrinsic value of unvested RSGs was $19,876. During the six months ended June 30, 2007, the aggregate fair value of vested RSGs was $183.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2006	1,051,763	$14.33
Granted	54,830	18.74
Vested	(10,000)	(10.00)
Forfeited	(26,253)	(12.66)

Unvested at June 30, 2007	1,070,340	14.63

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

As the Company began the process of preparing for its IPO, it developed a preliminary valuation using a discounted cash flow approach as of July 2006. The Company prepared this valuation using an estimated revenue growth rate based upon advertising rate increases considering consumer price index (“CPI”), implementation of additional online content and products and introduction of additional niche products. Additionally, the Company used an estimated annual EBITDA (adjusted to exclude certain non-cash and non-recurring items) growth rate based upon increases in revenues, cost reductions from the integration of acquisitions and improvements in cost from clustering and centralized services.

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

•

the rate of the Company’s Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CP Media and Enterprise NewsMedia, LLC (see note 4(f)) and ongoing cost savings resulting from a clustering strategy;

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

The Company retrospectively applied the valuation to share-based compensation relating to RSGs and common stock sales which occurred from January 2006 to May 2006. Therefore, the unaudited condensed consolidated financial statements reflect this valuation for grants made prior to the Company’s IPO.

(3) Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2007 presentation.

(4) Acquisitions

(a) Gannett Co., Inc. Newspaper Acquisitions—2007

On May 7, 2007, the Company completed its acquisition of thirteen publications from Gannett Co., Inc. for an aggregate purchase price of approximately $420,093. The acquisition included four daily and three weekly newspapers, as well as six shopper publications serving Rockford, Illinois, Utica, New York, Norwich, Connecticut and Huntington, West Virginia. The rationale for the acquisition was primarily due to the attractive community newspaper assets with stable cash flows which creates cost savings and compliments the Company’s other newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Gannett Co., Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through June 30, 2007:

Current assets	$14,044
Other assets	75,907
Property, plant and equipment	39,558
Advertising relationships	96,503
Subscriber relationships	26,964
Mastheads	24,450
Goodwill	147,585

Total assets	425,011
Total liabilities	4,918

Net assets acquired	$420,093

(b) The Copley Press, Inc. Newspaper Acquisitions—2007

On April 11, 2007, the Company completed its acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price of approximately $385,806. The acquisition included seven daily and two weekly newspapers as well as six shopper publications, serving areas of Ohio and Illinois. The rationale for the acquisition was primarily due to the attractive community newspaper assets with stable cash flows which creates cost savings and compliments the Company’s other newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations for the Copley Press, Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through June 30, 2007:

Current assets	$20,112
Other assets	18
Property, plant and equipment	64,906
Advertising relationships	95,466
Subscriber relationships	40,083
Mastheads	34,719
Goodwill	168,701

Total assets	424,005
Current liabilities	14,528
Long-term liabilities	23,671

Total liabilities	38,199

Net assets acquired	$385,806

(c) SureWest Directories Acquisition—2007

On February 28, 2007, the Company completed its acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,160. SureWest Directories is engaged in the business of publishing yellow page and white page directories, as well as internet yellow pages through the sacramento.com website. The Company has become the publisher of the official directory of SureWest Telephone. The acquisition of SureWest Directories is the Company’s platform acquisition into the local directories business. The Company has accounted for this acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for SureWest Directories have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through June 30, 2007:

Current assets	$15,041
Property, plant and equipment	51
Advertising relationships	40,955
Trade name	5,493
Publication rights	345
Goodwill	48,458

Total assets	110,343
Total liabilities	183

Net assets acquired	$110,160

(d) Journal Register Company Newspaper Acquisitions—2007

On February 9, 2007, the Company completed its acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,219. The acquisition included two daily and four weekly newspapers as well as two shopper publications serving southeastern Massachusetts. The rationale for the acquisition was primarily due to the attractive community newspaper assets with stable cash flows which creates cost savings and compliments the Company’s other newspapers serving Massachusetts. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Journal Register Company newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through June 30, 2007:

Current assets	$2,614
Property, plant and equipment	7,159
Advertising relationships	27,268
Subscriber relationships	6,397
Mastheads	4,393
Goodwill	25,205

Total assets	73,036
Total liabilities	817

Net assets acquired	$72,219

(e) Other Acquisitions—2007

During the six months ended June 30, 2007, the Company acquired an additional 25 publications (excluding the acquisitions discussed above) for an aggregate purchase price of $24,599. The purchase price allocation for these acquisitions are as follows:

Current assets	$2,253
Other assets	243
Property, plant and equipment	5,627
Noncompete agreements	1,444
Advertising relationships	6,337
Subscriber relationships	1,372
Mastheads	2,903
Customer relationships	832
Goodwill	7,638

Total assets	28,649
Current liabilities	2,291
Long-term liabilities	1,759

Total liabilities	4,050

Net assets acquired	$24,599

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill.

(f) CP Media and Enterprise NewsMedia, LLC Acquisitions—2006

On June 6, 2006, the Company acquired substantially all of the assets, and assumed certain liabilities of CP Media for $232,024 and acquired all of the equity interests of Enterprise NewsMedia, LLC for $194,083 (the “Massachusetts Acquisitions”). CP Media and Enterprise NewsMedia, LLC are two leading publishers of daily and weekly newspapers in eastern Massachusetts. The rationale for the Massachusetts Acquisitions was primarily due to the attractive community newspaper assets with stable cash flows, the

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

combination of the two companies that creates operational upside and cost savings and economies of scale for advertising, sales, operating costs and existing infrastructure leverage. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for CP Media and Enterprise NewsMedia, LLC have been included in the Company’s condensed consolidated financial statements since the date they were acquired.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through June 30, 2007:

	CP Media	Enterprise NewsMedia, LLC
Current assets	$12,469	$23,801
Other assets	—	107
Property, plant and equipment	19,055	22,571
Advertising relationships	76,194	52,846
Noncompete agreements	—	986
Subscriber relationships	10,781	22,339
Mastheads	13,214	10,146
Goodwill	111,243	122,833

Total assets	242,956	255,629
Current liabilities	10,421	7,656
Other long-term liabilities	511	12,838
Deferred income taxes	—	41,052

Total liabilities	10,932	61,546

Net assets acquired	$232,024	$194,083

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

(g) Restructuring

As of June 30, 2007, the accrued restructuring balance was $735, which relates to on-going obligations for employee termination agreements in connection with the acquisition of The Copley Press, Inc. newspapers, the acquisitions of Messenger Post and Enterprise NewsMedia, LLC. During the six months ended June 30, 2007, the Company made payments of $376 in connection with these obligations.

(h) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc. and the newspapers from Gannett Co., Inc. had occurred on January 1, 2006. The unaudited pro forma condensed consolidated statement of operations information for 2006, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc., the newspapers from Gannett Co., Inc. and the acquisitions of CP Media and Enterprise NewsMedia, LLC had occurred on January 1, 2006. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,160 in February of 2007; and

•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,219 in February of 2007;

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Revenues	$172,466	$166,839	$326,554	$318,434
Net income (loss)	$550	$(7,046)	$(12,051)	$(16,281)
Net earnings (loss) per common share:
Basic	$0.01	$(0.32)	$(0.32)	$(0.73)
Diluted	$0.01	$(0.32)	$(0.32)	$(0.73)

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 30, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$3,039	$831	$2,208
Advertiser relationships	526,719	28,262	498,457
Customer relationships	2,896	243	2,653
Subscriber relationships	138,106	6,585	131,521
Trade name	5,493	183	5,310
Publication rights	345	8	337

Total	$676,598	$36,112	$640,486

Nonamortized intangible assets:
Goodwill	$922,621
Mastheads	150,667

Total	$1,073,288

	December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$1,595	$401	$1,194
Advertiser relationships	260,191	15,986	244,205
Customer relationships	2,064	127	1,937
Subscriber relationships	63,290	3,732	59,558

Total	$327,140	$20,246	$306,894

Nonamortized intangible assets:
Goodwill	$516,656
Mastheads	84,202

Total	$600,858

Amortization expense for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 was $10,212, $3,120, $15,864 and $5,362 respectively. Estimated future amortization expense as of June 30, 2007, is as follows:

For the year ending December 31:
2007	$22,004
2008	43,101
2009	42,875
2010	42,846
2011	42,781
Thereafter	446,879

Total	$640,486

The changes in the carrying amount of goodwill for the period from January 1, 2007 to June 30, 2007 are as follows:

Balance at January 1, 2007	$516,656
Additions	405,965

Balance at June 30, 2007	$922,621

Additions principally relate to recent acquisitions, primarily the newspapers acquired from The Copley Press, Inc., and Gannett Co., Inc., the acquisition of SureWest Directories and the newspapers acquired from the Journal Register Company, as well as adjustments for tax uncertainties related to prior acquisitions.

The Company’s date on which its annual impairment assessment is made is June 30. No impairment charge resulted from the assessment completed as of June 30, 2007.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(6) Long-Term Debt

On February 28, 2005, GateHouse Media, Inc. (“Operating Company”) entered into a Credit Agreement with a syndicate of financial institutions led by Wells Fargo Bank, National Association (“Wells Fargo”), with U.S. Bank National Association (“US Bank”) as syndication agent, CIT Lending Services Corporation as documentation agent and Wells Fargo as administrative agent (the New Credit Facility). The New Credit Facility provided for a $280,000 principal amount New Term Loan B that matured in February 2012 and a revolving credit facility with a $50,000 aggregate commitment amount available, including a $10,000 sub-facility for letters of credit that mature in February 2011. The New Credit Facility was secured by a first-priority security interest in substantially all of the tangible and intangible assets of Operating Company, GateHouse, and GateHouse’s other present and future direct and indirect subsidiaries. Additionally, the loans under the New Credit Facility were guaranteed, subject to specified limitations, by GateHouse and all of the future direct and indirect subsidiaries of Operating Company and GateHouse.

In June 2006, the Company repaid the New Term Loan B, the New Credit Facility and all accrued interest in full with a portion of their proceeds from the new debt, as discussed below. In connection with the termination of the New Term Loan B and the new Credit Facility, the Company wrote off $702 of deferred finance fees.

On June 6, 2006, in connection with the acquisitions of CP Media and Enterprise NewsMedia, LLC, the Company, through its direct and indirect subsidiaries entered into several new financial arrangements with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The first lien credit facility, as amended on June 21, 2006 and October 11, 2006, provided for a $570,000 term loan facility which matured on December 6, 2013 and a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility that matured on June 6, 2013. The second lien credit facility provided for a $152,000 term facility that matured on June 6, 2014, subject to earlier maturities upon the occurrence of certain events.

The first lien credit facility and second lien credit facility were secured by a first priority security interest, respectively, in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating, and all of its direct and indirect domestic restricted subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of GateHouse Media Holdco, Inc. (“Holdco”) a wholly owned subsidiary of the Company and direct parent of Operating, and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the first lien credit facility were guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

Borrowings under the first lien credit facility bore interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the first lien credit facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the first lien credit facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans was fixed at 2.25% and 1.25%, respectively. The applicable margin for revolving loans was adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the first lien credit facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the first lien credit facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the first lien credit facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranged from 1.5% to 2.0%, in the case of LIBOR Rate Loans, and 0.5% to 1.0%, in the case of Alternate Base Rate Loans. The borrowers under the revolving credit facility also paid a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit.

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

No principal payments were due on the term loan facility or the revolving credit facility until the applicable maturity date. The borrowers were required to prepay borrowings under the term loan facility in an amount equal to 50% of Holdco’s Excess Cash Flow (as defined in the first lien credit facility) earned during the previous fiscal year, except that no prepayments were required if the Total Leverage Ratio is less than or equal to 6.0 to 1.0 at the end of any fiscal year. In addition, the borrowers were required to prepay borrowings under the term loan facility with certain asset disposition proceeds,

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

cash insurance proceeds and condemnation or expropriation awards subject to specified reinvestment rights. The borrowers were also required to prepay borrowings with 50% of the net proceeds of certain equity issuances or 100% of the proceeds of certain debt issuances except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facility has been paid in full, mandatory prepayments were required to be applied to the repayment of borrowings under the swingline facility and revolving credit facility and the cash collateralization of letters of credit.

The first lien credit facility contained financial covenants that require Holdco to satisfy specified quarterly financial tests, consisting of a Total Leverage Ratio, an interest coverage ratio and a fixed charge coverage ratio. The first lien credit facility also contained affirmative and negative covenants customarily found in loan agreements for similar transactions, including restrictions on the Company’s ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that after the second lien credit facility has been paid in full and terminated, Holdco was also permitted to pay quarterly dividends so long as, after giving effect to any such dividend payment, Holdco and its subsidiaries were in pro forma compliance with each of the financial covenants, including the Total Leverage Ratio). The first lien credit facility contained customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-defaults; a Change of Control (as defined in the first lien credit facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

In October 2006, the Company used a portion of the proceeds from its IPO to repay in full and terminate its $152,000 second lien credit facility. In addition, the Company used a portion of the net proceeds to pay down $12,000 of the then outstanding $570,000 first lien credit facility, reducing its balance and limit to $558,000, and to repay in full the outstanding balance of $21,300 under its $40,000 revolving credit facility.

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

On April 11, 2007, the Company entered into the Bridge Facility with a syndicate of financial institutions with Wachovia Investment Holdings, LLC as administrative agent. The Bridge Facility provides for a $300,000 term loan facility that matures on April 11, 2015. The Bridge Facility is secured by a first priority security interest in all present and future capital stock of Holdco owned by us and all proceeds thereof.

Borrowings under the Bridge Facility bear interest, at the borrower’s option, at a floating rate equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the Bridge Facility), or the Base Rate for a Base Rate Loan (as defined in the Bridge Facility), plus an applicable margin. During the first year of the facility, until April 11, 2008 (the “Pricing Step-Up Date”), the applicable margin for LIBOR Rate term loans and Base Rate term loans, is 1.50% and 0.50%, respectively. On the Pricing Step-Up Date and quarterly thereafter until the maturity date, the applicable margin for LIBOR Rate term loans and Base Rate term loans will be determined by reference to a pricing grid which is based upon (i) the Company’s Total Leverage Ratio (as defined in the Bridge Facility) and (ii) the ratings provided by Moody’s and by S&P for the Bridge Facility, or if the Bridge Facility has not been rated, for the corporate family of GateHouse. If the ratings for the Bridge Facility by Moody’s is at least B3 and by S&P is at least B- (or if the Bridge Facility has not been rated, the corporate family rating of GateHouse and its subsidiaries is at least B1 by Moody’s and at least B+ by S&P), the applicable margin for LIBOR Rate term loans and Base Rate term loans will range from 3.50% to 4.25% and 2.50% to 3.25%, respectively; otherwise the applicable margin for LIBOR Rate term loans and Base Rate term loans will range from 4.00% to 4.75% and 3.0% to 3.75%, respectively.

The Bridge Facility contains affirmative and negative covenants applicable to us and our restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on our ability to incur indebtedness (which we are generally permitted to incur so long as the Company satisfies an incurrence test that requires us to maintain a pro forma Total Leverage Ratio of not greater than 8.25 to 1.00 and which provide that the Company is only permitted to incur indebtedness if the proceeds of such indebtedness are used to prepay the Bridge Loan), create liens on assets; engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that the Company is permitted to make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, it would be able to incur an additional $1.00 of debt under the incurrence test referred to above). The Bridge Facility also permits the Company, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the Bridge Facility. The Bridge Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the Bridge Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

As of June 30, 2007, a total of $300,000 was outstanding under the Bridge Facility.

On May 7, 2007, the Company entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided for an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1.195 billion of term loan facilities and a $40.0 million revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investor Service Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), are at least B1 and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

As of June 30, 2007, a total of $670,000, $250,000, $275,000 and $3,000 was outstanding under the term loan facility, the delayed draw term loan, the incremental term loan facility and the revolving credit facility, respectively.

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Unaudited Condensed

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Consolidated Statement of Stockholders’ Equity and recognized in the Unaudited Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. During the three months ended June 30, 2007, the fair value of the swap increased by $5,642, net, of which $425 was recognized through earnings and a $3,175 increase in fair value net of income taxes of $2,042 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2007, the effective portion of the increase in the fair value of the swap of $2,244, net of income taxes of $1,444 was recognized through accumulated other comprehensive income. During the three and six months ended June 30, 2007, $10 and $20 net of taxes of $7 and $14, respectively was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $68.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On December 31, 2006, the swap was dedesignated and was redesignated on January 1, 2007 due to the fact that the Company has changed its method of assessing the hedge effectiveness for interest rate swaps designated as cash flow hedges. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. During the three months ended June 30, 2007, the fair value of the swap increased by $4,823, net, of which $417 was recognized through earnings and a $2,681 increase in fair value net of income taxes of $1,725 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2007, the fair value of the swap increased by $3,679, net, of which $417 was recognized through earnings and a $1,985 increase in fair value, net of income taxes of $1,277, was recognized through accumulated other comprehensive income. During the three and six months ended June 30, 2007, $31 and $46, net of taxes of $21 and $31 respectively was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $927.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14% with settlements occurring monthly. During the three and six months ended June 30, 2007, the effective portion of the increase in the fair value of the swap of $1,759 and 1,057, net of income taxes of $1,132 and $680, was recognized through accumulated other comprehensive income, respectively. There was no ineffectiveness recognized related to this swap.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971% with settlements occurring monthly. During the three and six months ended June 30, 2007, the effective portion of the increase in the fair value of the swap of $4,190, net of income taxes of $2,696 was recognized through accumulated other comprehensive income. There was no ineffectiveness recognized related to this swap.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three and six months ended June 30, 2007 the effective portion of the increase in the fair value of the swap of $2,560, net of income taxes of $1,647 was recognized through accumulated other comprehensive income. There was no ineffectiveness recognized related to this swap.

(8) Related Party Transactions

As of June 30, 2007, Fortress beneficially owned approximately 57.82% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC, an affiliate of the Company’s majority stockholder. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $112,000 of the $1,195,000 2007 Credit Facility as of June 30, 2007. These amounts were purchased on arms’ length terms in secondary market transactions.

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

(9) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2004, the period from January 1, 2005 to June 5, 2005 the year ended December 31, 2006, the three months ended March 31, 2007 and the three and six months ended June 30, 2007. The Company concluded during the fourth quarter of 2006 and the first and second quarters of 2007 that it was more likely than not that the Company would fully realize the benefits of its existing deductible differences.

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income of income (or loss), permanent and temporary differences, including purchase accounting adjustments and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

The tax rate for the six months ended June 30, 2007, is less than the Federal statutory rate of 34% principally due to adjustments recorded during the six months ended June 30, 2007 of $825 related to tax contingencies offset by the impact of state taxes. For the six months ended June 30, 2007, the expected Federal tax benefit at 34% is $4,325. The difference between the expected tax rate and the effective tax rate is attributable to the tax adjustment of $825, a state tax benefit of $596, and non-deductible meals and entertainment of $75.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2003 tax year and beyond.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The implementation of FIN 48 did not have a material impact on the tax provision for the three months ended March 31, 2007. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense.

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

The following provides information on the pension plan and postretirement medical and life insurance plan for the three and six months ended June 30, 2007, and the period from June 6, 2006 to June 30, 2006.

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007		Period from June 6, 2006 to June 30, 2006
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$160	$108	$320	$216	$46	$27
Interest cost	313	143	621	286	80	35
Expected return on plan assets	(353)	—	(698)	—	(94)	—
Amortization of unrecognized loss	—	—	—	—	—	(8)
Special termination benefits	43	—	43	—	—	—

Total	$163	$251	$286	$502	$32	$54

During the three and six months ended June 30, 2007, and the period from June 6, 2006 to June 30, 2006, the Company recognized a total of $414, $788 and $86 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans during the six months ended June 30, 2007:

	Pension	Postretirement
Weighted average discount rate	6.0%	6.0%
Rate of increase in future compensation levels	3.5%	—%
Expected return on assets	8.5%	—%
Current year trend	—	8.5%
Ultimate year trend	—	5.5%
Year of ultimate trend	—	2011

(11) Assets Held for Sale

As of June 30, 2007, the Company intends to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”).

The following table summarizes the major classes of assets and liabilities held for sale at June 30, 2007:

Assets held for sale:
Cash	$874
Accounts receivable, net	2,100
Inventory	690
Prepaid expenses and other current assets	99

Total assets held for sale	$3,763

Long-term assets held for sale:
Property, plant and equipment, net	$9,026
Intangible assets	70,350

Total long-term assets held for sale	$79,376

Liabilities held for sale	$871

The assets held for sale primarily consist of the newspaper operations in Huntington, West Virginia which were purchased from Gannett Co., Inc. in April, 2007. The value recorded for these assets is $79,000.

During the three and six months ended June 30, 2007, the Company recorded a charge to operations of $82 and $201, respectively related to the impairment of property, plant and equipment which were classified as held for sale as of June 30, 2007.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(12) Commitments and Contingencies

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s condensed consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that it is a remote possibility that the disposition of these matters would have a material adverse effect upon the Company’s condensed consolidated results of operations, financial condition or cash flow.

(13) Discontinued Operations

In June 2007 the Company entered into a definitive agreement to sell The Herald Dispatch and related publications (initially acquired in the Gannett Co., Inc. acquisition) which are located in Huntington, West Virginia for a purchase price of approximately $79,000. The net revenue and income before income taxes during the three and six months ended June 30, 2007 for the aforementioned discontinued operations was $3,299 and $1,060, respectively.

(14) Subsequent Events

On July 23, 2007 the Company completed its follow-on public offering of 18,700,000 shares of its common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, at a public offering price of $18.45 per share. The total net proceeds from the follow-on public offering were approximately $332,841. The Company used a portion of the proceeds to repay in full and terminate its $300,000 Bridge Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K that could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which as of June 30, 2007, includes 470 community publications and more than 245 related websites, serves over 173,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 802,000;

•	251 weekly newspapers (published up to three times per week) with total paid circulation of approximately 536,000 and total free circulation of approximately 731,000;

•	132 shoppers (generally advertising-only publications) with total circulation of approximately 2.5 million;

•	over 245 locally focused websites, which extend our franchises onto the internet; and

•	7 yellow page directories, with a distribution of approximately 758,000, that cover a population of approximately 2.0 million people.

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

As of June 30, 2007, Fortress beneficially owned approximately 57.82% of our outstanding common stock.

Since 1998, we have acquired 352 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 22 shoppers acquired in the acquisitions of CP Media, Enterprise NewsMedia, LLC, (the “Massachusetts Acquisitions”), The Copley Press, Inc. and Gannett Co., Inc. and launched numerous new products, including 10 weekly newspapers.

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

Recent Developments

On July 23, 2007, we completed our follow-on public offering of 18,700,000 shares of our common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, at a public offering price of $18.45 per share. The total net proceeds from our follow-on public offering were approximately $332.8 million. We used a portion of the proceeds to repay in full and terminate our $300.0 million Bridge Facility.

Pro Forma

We have presented our operating results on a pro forma basis for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006. This pro forma presentation for the three and six months ended June 30, 2007 and 2006 assumes that the Massachusetts Acquisitions, the acquisitions of the newspapers from The Copley Press Inc. and Gannett Co, Inc. and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the Massachusetts Acquisitions, the acquisitions of the newspapers from The Copley Press, Inc. and Gannett Co., Inc., and the 2007 Financings occurred at the beginning of the pro forma period.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2006, with our Annual Report filed on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table summarizes our pro forma results of operations for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006.

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
	(Pro forma)	(Pro forma)	(Pro forma)	(Pro forma)
	(in thousands)
Revenues:
Advertising	$128,253	$125,262	$239,607	$236,125
Circulation	35,242	32,399	68,102	64,481
Commercial printing and other	8,971	9,178	18,845	17,828

Total revenues	172,466	166,839	326,554	318,434
Operating costs and expenses:
Operating costs	89,456	87,937	176,984	174,509
Selling, general and administrative	43,405	40,326	87,891	79,469
Depreciation and amortization	16,093	13,156	31,070	26,561
Transaction costs related to Merger and Acquisitions	—	4,420	—	4,420
Integration and reorganization costs	1,615	386	2,453	2,096
Impairment of long-lived assets	82	—	201	—
Loss on sale of assets	(9)	(143)	(22)	(580)

Operating income	21,806	20,471	27,933	30,799
Interest expense	22,379	25,983	48,362	51,966
Amortization of deferred financing costs	980	1,100	1,297	2,199
Loss on early extinguishment of debt	—	2,065	—	2,065
Unrealized gain on derivative instrument	(758)	—	(375)	(2,605)
Other income	(4)	(22)	(229)	(45)

Loss from continuing operations before income taxes	(791)	(8,655)	(21,122)	(22,781)
Income tax benefit	(471)	(620)	(7,552)	(4,810)

Net loss from continuing operations	(320)	(8,035)	(13,570)	(17,971)

Income from discontinued operations, net of tax	870	989	1,519	1,690

Net income (loss)	$550	$(7,046)	$(12,051)	$(16,281)

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Revenue. Total revenue for the three months ended June 30, 2007 increased by $5.6 million, or 3.4%, to $172.5 million from $166.8 million for the three months ended June 30, 2006. The increase in total revenue was comprised of a $3.0 million, or 2.4%, increase in advertising revenue and a $2.8 million, or 8.8% increase in circulation revenue, partially offset by a $0.2 million, or 2.3%, decrease in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from certain acquisitions that did not meet the significance test for pro forma treatment (the “Acquisitions”) of $4.6 million, partially offset by the loss of a third party printing contract not assumed in the acquisition of The Copley Press, Inc. as well as a decrease in advertising revenue from Massachusetts. Massachusetts has been impacted by lower real estate advertising and additionally reflects the intentional and careful elimination of seven publications to maximize the operations in the region. The increase in advertising revenue was also offset due to the sale of a stand alone commercial printing facility in October 2006. The increase in circulation revenue was due to pricing.

We acquired SureWest Directories on February 28, 2007. SureWest Directories publishes and sells directory advertising in yellow page and white page directories which are published annually and had total circulation exceeding 600,000 for the year ended December 31, 2006. Deferred revenue and the related costs since the date of the SureWest Directories acquisition are not recorded in this period since no new directories were issued. This resulted in revenues and expenses being less that what the predecessor owner would have recognized. Exclusive of the effect of purchase accounting adjustments, revenue during the three months ended June 30, 2007 would have been $4.8 million.

Operating Costs. Operating costs for the three months ended June 30, 2007 increased by $1.5 million, or 1.7%, to $89.5 million from $87.9 million for the three months ended June 30, 2006. The increase in operating costs was primarily due to operating costs of the Acquisitions of $2.8 million as well as an increase in delivery, facility and external printing costs of $0.3 million, $0.3 million and $0.6 million, respectively. These amounts were partially offset by decreased payroll and newsprint expenses of $0.3 and $2.2 million respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2007 increased by $3.1 million, or 7.6%, to $43.4 million from $40.3 million for the three months ended June 30, 2006. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the Acquisitions of $1.7 million as well as an increase in non-cash compensation expense related to our RSGs of $0.6 million. Additionally, during the three months ended June 30, 2007 we incurred an increase in professional fees and pension and postretirement expenses of $0.7 million and $0.2 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2007 increased by $2.9 million to $16.1 million from $13.2 million for the three months ended June 30, 2006. The increase was primarily due to depreciation and amortization of the Acquisitions of $1.7 million. Additionally, during the second quarter of 2007, we incurred capital expenditures of $1.6 million.

Transaction Costs Related to Merger and Acquisitions. During the three months ended June 30, 2006, we incurred approximately $4.4 million in transaction costs primarily related to bonuses at Enterprise NewsMedia, LLC.

Impairment of Long-Lived Assets. During the three months ended June 30, 2007 we incurred a charge of $0.1 million related to the impairment of property, plant and equipment which were classified as held for sale at June 30, 2007.

Interest Expense. Total interest expense for the three months ended June 30, 2007 decreased by $3.6 million, or 13.9%, to $22.4 million from $26.0 million for the three months ended June 30, 2006. The decrease was primarily due to decreases in our interest rates.

Loss on Early Extinguishment of Debt. During the three months ended June 30, 2006, we incurred a $2.1 million loss due to the write off of deferred financing costs associated with the extinguishment of our Term Loan B and second lien credit facility.

Unrealized Gain on Derivative Instrument. During the three months ended June 30, 2007 we recorded a gain of $0.8 million due to ineffectiveness related to our $300 million and $270 million interest rate swaps, which we entered into in June 2005 and May 2006, respectively, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the three months ended June 30, 2007 was $0.5 million compared to $0.6 million for the three months ended June 30, 2006. The change of $0.1 million was primarily due to a decrease in book pretax loss during the three months ended June 30, 2007. The 2007 effective rate was primarily impacted by adjustments for tax projections of full year taxable income.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended June 30, 2007 was $0.3 million. Net loss from continuing operations for the three months ended June 30, 2006 was $8.0 million. Our net loss from continuing operations decreased due to the factors noted above.

Income from Discontinued Operations. Income from discontinued operations was $0.9 million for the three months ended June 30, 2007 and $1.0 million for the three months ended June 30, 2006. Income from discontinued operations relates to the sale of the Huntington, West Virginia newspapers which were initially purchased in connection with the Gannett acquisition.

Net Income (Loss). Net income for the three months ended June 30, 2007 was $0.6 million. Net loss for the three months ended June 30, 2006 was $7.0 million. Our net income increased due to the factors noted above.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Revenue. Total revenue for the six months ended June 30, 2007 increased by $8.1 million, or 2.5%, to $326.6 million from $318.4 million for the six months ended June 30, 2006. The increase in total revenue was comprised of a $3.5 million, or 1.5%, increase in advertising revenue, a $3.6 million, or 5.6% increase in circulation revenue and a $1.0 million, or 5.7%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from the Acquisitions of $7.0 million, partially offset by the loss of a third party printing contract not assumed in the acquisition of The Copley Press, Inc. as well as a decrease in advertising revenue from Massachusetts. Massachusetts has been impacted by lower real estate advertising and additionally reflects the intentional and careful elimination of seven publications to maximize the operations in the region. The increase in advertising revenue was also offset due to the sale of a stand alone commercial printing facility in October 2006. The increase in circulation revenue was due to pricing.

We acquired SureWest Directories on February 28, 2007. SureWest Directories publishes and sells directory advertising in yellow page and white page directories which are published annually and had total circulation exceeding 600,000 for the year ended December 31, 2006. Deferred revenue and the related costs since the date of the SureWest Directories acquisition are not recorded in this period since no new directories were issued. This resulted in revenues and expenses being less that what the predecessor owner would have recognized. Exclusive of the effect of purchase accounting adjustments, revenue during the period from February 28, 2007 to June 30, 2007 and the six months ended June 30, 2007 would have been $6.4 million and $9.5 million, respectively.

Operating Costs. Operating costs for the six months ended June 30, 2007 increased by $2.5 million, or 1.4%, to $177.0 million from $174.5 million for the six months ended June 30, 2006. The increase in operating costs was primarily due to operating costs of the Acquisitions of $4.1 million as well as an increase in delivery and external printing expenses of $1.3 million and $0.5 million, respectively. These amounts were partially offset by decreased payroll, newsprint, ink and postage expenses of $0.7 million, $2.6 million, $0.1 million, and $0.3 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2007 increased by $8.4 million, or 10.6%, to $87.9 million from $79.5 million for the six months June 30, 2006. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the Acquisitions of $2.4 million as well as an increase in non-cash compensation expense related to our RSGs of $1.5 million. Additionally, during the six months ended June 30, 2007 we incurred an increase in professional fees and pension and postretirement expenses of $1.5 million and $0.5 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2007 increased by $4.5 million to $31.1 million from $26.6 million for the six months ended June 30, 2006. The increase was primarily due to depreciation and amortization of the Acquisitions of $2.5 million. Additionally, during the six months ended June 30, 2007, we incurred capital expenditures of $3.7 million.

Transaction Costs Related to Merger and Acquisitions. During the six months ended June 30, 2006, we incurred approximately $4.4 million in transaction costs primarily related to bonuses at Enterprise NewsMedia, LLC.

Impairment of Long-Lived Assets. During the six months ended June 30, 2007 we incurred a charge of $0.2 million related to the impairment of property, plant and equipment which were classified as held for sale at June 30, 2007.

Interest Expense. Total interest expense for the six months ended June 30, 2007 decreased by $3.6 million, or 6.9%, to $48.4 million from $52.0 million for the six months ended June 30, 2006. The decrease was primarily due to decreases in our interest rates.

Loss on Early Extinguishment of Debt. During the six months ended June 30, 2006, we incurred a $2.1 million loss due to the write off of deferred financing costs associated with the extinguishment of our Term Loan B and second lien credit facility.

Unrealized Gain on Derivative Instrument. During the six months ended June 30, 2007 we recorded a gain of $0.4 million due to ineffectiveness related to our $270 million interest rate swap, which we entered into in May, 2006 in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2007 was $7.6 million compared to $4.8 million for the six months ended June 30, 2006. The change of $2.7 million was primarily due to a decrease in book pretax loss during the six months ended June 30, 2007. The effective tax rate was 35.8% for the six months ended June 30, 2007 and 21.1% for the six months ended June, 2006. The 2007 effective rate was impacted by adjustments for tax contingencies identified in the quarter and the 2006 effective tax rate was impacted by projections of full year taxable income.

Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended June 30, 2007 was $13.6 million. Net loss from continuing operations for the six months ended June 30, 2006 was $18.0 million. Our net loss from continuing operations decreased due to the factors noted above.

        Income from Discontinued Operations. Income from discontinued operations was $1.5 million for the six months ended June 30, 2007 and 1.7 million for the six months ended June 30, 2006. Income from discontinued operations relates to the sale of the Huntington, West Virginia newspapers which were initially purchased in connection with the Gannett acquisition.

Net Loss. Net loss for the six months ended June 30, 2007 was $12.1 million. Net loss for the six months ended June 30, 2006 was $16.3 million. Our net loss decreased due to the factors noted above.

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

On April 11, 2007, we entered into the Bridge Agreement with a syndicate of financial institutions with Wachovia Investment Holdings LLC as administrative agent. The Bridge Agreement provided a $300.0 million term loan facility which matures on April 11, 2015.

On May 7, 2007, we amended our 2007 Credit Facility and increased our borrowing by $275.0 million. This incremental borrowing has an interest rate of LIBOR + 2.25% or the Alternate Base Rate + 1.25%, depending upon the designation of the borrowing.

The rate on the previously existing borrowings of $920 million was changed to bear interest at LIBOR + 2.00% or the Alternate Base Rate + 1.00% depending upon the designation of the borrowing. The terms of the previously outstanding borrowings were also modified to include a 1% premium if the debt is called within one year and an interest feature that grants the previously outstanding debt an interest rate of .25% below the highest rate of any borrowing under the 2007 Credit Facility.

As of June 30, 2007, the available amount of debt under our current agreements was $37.0 million.

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

On July 23, 2007, we completed our follow-on public offering of 18,700,000 shares of our common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, at a public offering price of $18.45 per share. The total net proceeds from our follow-on public offering were approximately $332.8 million. We used a portion of the proceeds to repay in full and terminate our $300.0 million Bridge Facility.

Cash Flows

The following table summarizes our historical cash flows.

	Six months ended June 30, 2007	Six months ended June 30, 2006
	(in thousands)
Cash provided by operating activities	$30,819	$12,480
Cash used in investing activities	(1,011,120)	(425,179)
Cash provided by financing activities	908,037	418,083

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 30, 2007 and June 30, 2006.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2007 was $30.8 million, an increase of $18.3 million when compared to the $12.5 million of cash provided by operating activities for the six months ended June 30, 2006. This $18.3 million increase was the result of an increase in cash provided by working capital of $17.5 million and an increase in non-cash charges of $11.1 million, partially offset by a decrease in net income from continuing operations of $10.2 million.

The $17.5 million increase in cash provided by working capital for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006 is primarily attributable to increases in accrued interest due to higher levels of debt and increases in accrued expenses, accounts payable, and inventory.

The $11.1 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $15.8 million, of which approximately $8.1 million related to acquisitions consummated during the first six months of 2007 and approximately $6.3 million related to acquisitions consummated in June 2006, an unrealized gain on derivative instruments of $2.6 million that was recognized during the six months ended June 30, 2006, an increase in non-cash compensation expense of $1.3 million, an increase in amortization of deferred financing costs of $1.1 million, partially offset by a decrease of $8.9 million related to deferred income taxes.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2007 was $1,011.1 million. During the six months ended June 30, 2007, we used $1,007.7 million, net of cash acquired, for acquisitions and $3.7 million for capital expenditures, which uses were partially offset by proceeds of $0.3 million from the sale of assets.

Net cash used in investing activities for the six months ended June 30, 2006 was $425.2 million. During the six months ended June 30, 2006, we used $422.6 million, net of cash acquired, for acquisitions and $5.4 million for capital expenditures, which uses were partially offset by proceeds of $2.9 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2007 was $908.0 million. The net cash provided by financing activities resulted from net borrowings of $1,498.0 million under the 2007 Credit Facility, partially offset by the repayment of $558.0 million of borrowings under the 2006 Credit Facility, payment of dividends of $23.9 million, payment of $7.4 million of debt issuance costs in connection with the 2007 Credit Facility, and payment of $0.6 million of offering costs.

Net cash provided by financing activities for the six months ended June 30, 2006 was $418.1 million. The net cash provided by financing activities primarily resulted from net borrowings of $728.3 million under the 2006 Credit Facility, partially offset by the repayment of $304.4 million of borrowings under the 2005 Credit Facility and payment of $5.7 million of debt issuance costs in connection with the 2006 Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2006 to June 30, 2007.

Accounts Receivable. Accounts receivable increased $41.1 million from December 31, 2006 to June 30, 2007, of which $41.8 million was acquired from acquisitions during the first six months of 2007. In addition, accounts receivable increased $1.6 million primarily from an increase in sales for the last two months of the second quarter of 2007 when compared to the last two months of the fourth quarter of 2006. Accounts receivable decreased $2.1 million from assets held for sale.

Inventory. Inventory increased $4.1 million from December 31, 2006 to June 30, 2007, of which $5.8 million was acquired from acquisitions consummated during the first six months of 2007. In addition, inventory decreased $1.0 million primarily from an overall decline in newsprint pricing. Inventory decreased $0.7 million from assets held for sale.

Property, Plant, and Equipment. Property, plant, and equipment increased $110.5 million during the period from December 31, 2006 to June 30, 2007, of which $123.1 million was acquired from acquisitions during the first six months of 2007 and $3.7 million was used for capital expenditures. These increases in property, plant, and equipment were partially offset by depreciation of $8.4 million, assets held for sale of $7.0 million, purchase accounting adjustments of $0.8 million from acquisitions consummated in June 2006, and an impairment of $0.2 million on long-lived assets.

Goodwill. Goodwill increased $406.0 million from December 31, 2006 to June 30, 2007, of which $434.4 million was acquired from acquisitions consummated during the first six months of 2007, $3.6 million related to the resolution of certain tax uncertainties, and $4.5 million related to purchase accounting adjustments from acquisitions in June 2006. These increases in goodwill were partially offset by assets held for sale of $36.8 million.

Intangible Assets. Intangible assets increased $400.1 million from December 31, 2006 to June 30, 2007, of which $449.5 million was acquired from acquisitions consummated during the first six months of 2007, partially offset by assets held for sale of $33.5 million and amortization of $15.9 million.

Derivative Instruments. Derivative instruments increased $20.2 million from December 31, 2006 to June 30, 2007 primarily attributable to the fair value of new derivative financial instruments entered into in the first six months of 2007 and the increase in fair value of pre-existing derivative financial instruments from December 31, 2006 to June 30, 2007.

Long-term Assets Held for Sale. Long-term assets held for sale increased $77.1 million from December 31, 2006 to June 30, 2007, of which $77.3 million became held for sale during the first six months of 2007, partially offset by proceeds of $0.3 million from assets sold during the first six months of 2007.

Accounts Payable. Accounts payable increased $3.3 million from December 31, 2006 to June 30, 2007, of which $2.0 million was acquired from acquisitions consummated during the first six months of 2007. In addition, accounts payable increased $1.5 million primarily from the timing of vendor payments. Accounts payable decreased $0.2 million from net assets held for sale.

        Accrued Expenses. Accrued expenses increased $18.2 million from December 31, 2006 to June 30, 2007, of which $11.3 million was acquired from acquisitions consummated during the first six months of 2007. In addition, accrued expenses increased $7.4 million primarily from an increase of $3.0 million in accrued acquisition costs, an increase of $1.4 million in income taxes payable, an increase of $1.0 million in accrued vacation, an increase of $0.7 million in employee withholdings primarily related to acquisitions consummated during the second quarter of 2007, an increase of $0.6 million in accrued expenses associated with being a public company, and a net increase of $0.7 million in other accrued expenses. Accrued expenses decreased $0.3 million from net assets held for sale.

Accrued Interest. Accrued interest increased $11.2 million from December 31, 2006 to June 30, 2007 primarily attributable to the $940.0 million increase in debt.

Deferred Revenue. Deferred revenue increased $10.9 million from December 31, 2006 to June 30, 2007, of which $11.9 million was acquired from acquisitions consummated during the first six months of 2007, partially offset by a decrease of $0.4 million from net assets held for sale.

Long-Term Debt. Long-term debt increased $940.0 million from December 31, 2006 to June 30, 2007 from borrowings of $1,498.0 million under the 2007 Credit Facility, partially offset by repayments of $558.0 million under the 2006 Credit Facility.

Deferred Income Taxes. Deferred income taxes increased $33.0 million from December 31, 2006 to June 30, 2007, of which $22.5 million was acquired from acquisitions consummated during the first six months of 2007. In addition, deferred income taxes increased $6.0 million primarily attributable to amortization and the effective portions of the derivative financial instruments, partially offset by the tax provision. Deferred income taxes increased $4.0 million from purchase accounting adjustments related to acquisitions in June 2006.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss) increased $12.2 million from December 31, 2006 to June 30, 2007 primarily attributable to the additional derivative financial instruments entered into in the first six months of 2007 and the change in fair value during the period.

Accumulated Deficit. Accumulated deficit increased $38.2 million from December 31, 2006 to June 30, 2007 from declaration of dividends of $30.2 million and a net loss of $8.0 million.

Contractual Commitments

The changes to our contractual commitments as of June 30, 2007 compared to December 31, 2006 relate to the consummation of our 2007 Credit Facility, and the repayment in full of our Bridge Facility.

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

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006		Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
		(in thousands)
Income (loss) from continuing operations	$(2,620)	$1,104		$(8,699)	$1,509
Income tax expense (benefit)	(1,535)	764		(4,021)	1,132
Unrealized gain on derivative instrument	(758)	—		(375)	(2,605)
Loss on early extinguishment of debt	—	702		—	702
Amortization of deferred financing costs	980	85		1,203	115
Interest expense	22,379	7,260		32,596	12,436
Impairment of long-lived assets	82	—		201	—
Depreciation and amortization	15,427	4,845		24,229	8,444

Adjusted EBITDA from continuing operations	$33,955 (a)	$14,760	(b)	$45,134 (c)	$21,733	(d)

(a)	Adjusted EBITDA for the three months ended June 30, 2007 includes a total of $6,343, net expense, which is comprised of non-cash compensation and other expense of $1,292, non-cash portion of postretirement benefits expense of $354, integration and reorganization costs of $1,615, a $9 loss on the sale of assets and the impact of SureWest Directories purchase accounting of $3,073.

(b)	Adjusted EBITDA for the three months ended June 30, 2006 includes a total of $1,029, net expense, which is comprised of non-cash compensation and other expense of $422, non-cash portion of postretirement benefits expense of $70, integration and reorganization costs of $386 and a $151 loss on the sale of assets.

(c)	Adjusted EBITDA for the six months ended June 30, 2007 includes a total of $10,392, net expense, which is comprised of non-cash compensation and other expense of $3,161, non-cash portion of postretirement benefits expense of $668, integration and reorganization costs of $2,453, a $22 loss on the sale of assets and the impact of SureWest Directories purchase accounting of $4,088.

(d)	Adjusted EBITDA for the six months ended June 30, 2006 includes a total of $3,884, net expense, which is comprised of non-cash compensation and other expense of $1,126, non-cash portion of postretirement benefits expense of $70, integration and reorganization costs of $2,096 and a $592 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income before income taxes on an annualized basis by approximately $0.4 million, based on outstanding floating rate debt of $1,498.0 million outstanding at June 30, 2007, after consideration of the interest rate swaps of $1,120.0 million described below.

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

On April 4, 2007 we executed an additional interest rate swap in the notional amount of $250 million with a forward starting date of April 13, 2007. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 4.971% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

On April 13, 2007 we executed an additional interest rate swap in the notional amount of $200 million with a forward starting date of April 30, 2007. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.079% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

At June 30, 2007, after consideration of the forward starting interest rate swaps described above, $378.0 million of the remaining principal amount of our debt is subject to floating interest rates.

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

There have been no material changes to the disclosure related to risk factors made in our Annual Report on Form 10-K for the year ended December 31, 2006, except as set forth in the heading entitled “Risk Factors” of our Registration Statement on Form S-1 (File No. 333-144227) as filed with the SEC on June 29, 2007, which risk factors are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

At the Annual Meeting of Stockholders of GateHouse Media, Inc. held on May 17, 2007 (the “Annual Meeting”), the holders of the Company’s Common Stock (the “Common Stock”), voting as a single class, reelected Martin Bandier and Richard Friedman as Class I directors of the Company for a term that ends at the 2010 Annual Meeting. Continuing to serve as Class II directors until the 2008 Annual Meeting of Stockholders are Burl Osborne and Michael E. Reed. Continuing to serve as Class III directors until the 2009 Annual Meeting of Stockholders are Wesley R. Edens, Howard Rubin and Kevin Sheehan.

In addition, at the Annual Meeting, the holders of the Company’s Common Stock, voting together as a single class, voted to ratify the selection of Ernst & Young LLP, Certified Public Accountants, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

I. The	results of the voting for the election of Class I Directors of the Company are as follows:

Nominee	For	Withheld
Martin Bandier	36,385,731	14,236
Richard Friedman	36,385,731	14,236

II.	The selection of Ernst & Young LLP was ratified with the following votes:

For:	36,390,391
Against:	4,775
Abstain:	4,800

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (principal financial officer).

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: August 14, 2007	/s/ Mark R. Thompson
Mark R. Thompson
Chief Financial Officer