Form 10-Q
period 2007-09-30
GateHouse Media, Inc.
filed 2007-11-14
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2007, 57,871,776 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2007	December 31, 2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$108,944	$90,302
Accounts receivable, net of allowance for doubtful accounts of $4,175 and $2,332 at September 30, 2007 and December 31, 2006, respectively	82,077	42,990
Inventory	8,342	4,664
Prepaid expenses	4,402	3,372
Deferred income taxes	3,969	2,896
Other current assets	3,773	380
Assets held for sale	27	—

Total current assets	211,534	144,604
Property, plant, and equipment, net of accumulated depreciation of $24,952 and $11,224 at September 30, 2007 and December 31, 2006, respectively	196,540	98,371
Goodwill	923,316	516,656
Intangible assets, net of accumulated amortization of $46,946 and $20,246 at September 30, 2007 and December 31, 2006, respectively	781,648	391,096
Deferred financing costs, net	8,805	5,297
Derivative instruments	381	7,972
Other assets	1,540	1,404
Long-term assets held for sale	12,868	2,323

Total assets	$2,136,632	$1,167,723

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term liabilities	$855	$487
Accounts payable	7,547	5,655
Accrued expenses	32,139	18,167
Accrued interest	10,102	2,358
Deferred revenue	27,301	14,554
Dividend payable	23,150	9,394
Liabilities held for sale	44	—

Total current liabilities	101,138	50,615
Long-term liabilities:
Long-term debt	1,195,000	558,000
Long-term liabilities, less current portion	4,937	1,324
Deferred income taxes	85,546	70,935
Derivative instruments	5,332	—
Pension and other postretirement benefit obligations	13,090	13,765

Total liabilities	1,405,043	694,639

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2007; none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2007; 57,913,060 and 39,147,263 shares issued, and 57,873,000 and 39,141,263 outstanding at September 30, 2007 and December 31, 2006, respectively	568	381
Additional paid-in capital	820,392	486,011
Accumulated other comprehensive loss	(8,604)	(2,644)
Accumulated deficit	(80,707)	(10,604)
Treasury stock, at cost, 40,060 and 6,000 shares at September 30, 2007 and December 31, 2006, respectively	(60)	(60)

Total stockholders’ equity	731,589	473,084

Total liabilities and stockholders’ equity	$2,136,632	$1,167,723

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Revenues:
Advertising	$119,497	$74,265	$308,886	$163,449
Circulation	34,873	16,807	84,174	36,210
Commercial printing and other	9,016	6,542	23,943	17,417

Total revenues	163,386	97,614	417,003	217,076
Operating costs and expenses:
Operating costs	88,927	50,795	223,502	111,048
Selling, general and administrative	42,213	27,300	113,854	62,088
Depreciation and amortization	16,417	7,763	40,646	16,207
Integration and reorganization costs	2,904	1,121	5,357	3,217
Impairment of long-lived assets	368	897	569	897
Loss on sale of assets	13	19	35	611

Operating income	12,544	9,719	33,040	23,008
Interest expense	22,304	13,192	54,900	25,628
Amortization of deferred financing costs	511	226	1,714	341
Loss on early extinguishment of debt	2,240	—	2,240	702
Unrealized (gain) loss on derivative instrument	2,348	1,241	1,973	(1,364)
Other income	(6)	—	(214)	—

Loss from continuing operations before income taxes	(14,853)	(4,940)	(27,573)	(2,299)
Income tax expense (benefit)	(5,365)	5,896	(9,386)	7,028

Loss from continuing operations	(9,488)	(10,836)	(18,187)	(9,327)
Income from discontinued operations, net of income taxes	734	—	1,390	—

Net loss	$(8,754)	$(10,836)	$(16,797)	$(9,327)

Earnings (loss) per share:
Basic and diluted:
Loss from continuing operations	$(0.18)	$(0.49)	$(0.42)	$(0.42)
Income from discontinued operations, net of income taxes	0.01	—	0.03	—

Net loss	$(0.17)	$(0.49)	$(0.39)	$(0.42)
Dividends declared per share	$0.40	$—	$1.17	$—
Basic weighted average shares outstanding	52,327,761	22,221,652	42,893,602	22,219,876

Diluted weighted average shares outstanding	52,327,761	22,221,652	42,893,602	22,219,876

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2006	39,147,263	$381	$486,011	$(2,644)	$(10,604)	6,000	$(60)	$473,084
Comprehensive loss:
Net loss	—	—	—	—	(16,797)	—	—	(16,797)
Unrealized loss on derivative instruments, net of income taxes of $4,284	—	—	—	(6,664)	—	—	—	(6,664)
Minimum pension liability adjustment, net of income taxes of $453	—	—	—	704	—	—	—	704

Comprehensive loss	—							(22,757)
Restricted share grants	59,380	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	2,984	—	—	—	—	2,984
Restricted share forfeitures	6,417	—	—	—	—	34,060	—	—
Deferred offering costs from initial public offering	—	—	(38)	—	—	—	—	(38)
Issuance of common stock from follow on public offering, net of issuance costs	18,700,000	187	331,435	—	—	—	—	331,622
Common stock cash dividends	—	—	—	—	(53,306)	—	—	(53,306)

Balance at September 30, 2007	57,913,060	$568	$820,392	$(8,604)	$(80,707)	40,060	$(60)	$731,589

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flows from operating activities:
Net loss	$(16,797)	$(9,327)
Income from discontinued operations, net of income taxes	1,390	—

Net loss from continuing operations	(18,187)	(9,327)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	40,646	16,207
Amortization of deferred financing costs	1,714	341
Unrealized loss (gain) on derivative instrument	1,973	(1,364)
Non-cash compensation expense	2,984	1,048
Deferred income taxes	(10,626)	6,906
Loss on sale of assets	35	611
Loss on early extinguishment of debt	2,240	702
Pension and other postretirement benefit obligations	482	332
Impairment of long-lived assets	569	897
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,920	(2,871)
Inventory	1,498	(16)
Prepaid expenses	1,012	101
Other assets	(2,097)	313
Accounts payable	140	1,255
Accrued expenses and other current liabilities	9,191	(545)
Accrued interest	7,744	2,177
Deferred revenue	103	(926)
Long-term liabilities	(271)	236

Net cash provided by operating activities	41,070	16,077

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,933)	(6,384)
Proceeds from sale of publications and other assets	77,045	2,859
Acquisition of CP Media, net of cash acquired	—	(231,672)
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	(154)	(181,337)
Acquisition of The Copley Press, Inc. Newspapers, net of cash acquired	(385,466)	—
Acquisition of Gannett Co., Inc. Newspapers, net of cash acquired	(420,379)	—
Other acquisitions, net of cash acquired	(209,129)	(11,828)

Net cash used in investing activities	(944,016)	(428,362)

Cash flows from financing activities:
Payment of debt issuance costs	(7,455)	(6,310)
Borrowings under term loans	1,495,000	722,000
Repayments of term loans	(858,000)	—
Net borrowings under revolving credit facility	—	2,405
Extinguishment of credit facility, net of fees	—	(304,426)
Payment of offering costs	(1,345)	(1,972)
Issuance of common stock, net of underwriter’s discount	332,939	250
Purchase of treasury stock	—	(60)
Payment of dividends	(39,551)	—

Net cash provided by financing activities	921,588	411,887

Net increase (decrease) in cash and cash equivalents	18,642	(398)
Cash and cash equivalents at beginning of period	90,302	3,063

Cash and cash equivalents at end of period	$108,944	$2,665

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GateHouse Media, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have generally been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

On November 3, 2006, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,070,000 shares of common stock pursuant to the terms of the underwriting agreement. The total net proceeds from the IPO of 13,800,000 shares and this additional allotment of 2,070,000 shares, after deducting offering expenses and the underwriting discount, was $261,605.

Follow-on Public Offering

On July 23, 2007, the Company completed its follow-on public offering of 18,700,000 shares of its common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, pursuant to the terms of the underwriting agreement, at a public offering price of $18.45 per share. The total net proceeds from the follow-on public offering were approximately $331,622.

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

In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48-1”) which is an amendment to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 became effective during the first quarter of 2007 and did not have a material impact on the Company’s consolidated financial statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $967, $363, $2,984 and $1,048 during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 was $379, $145, $1,168 and $369, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2007 was $9,436, which is expected to be recognized over a weighted average period of 2.8 years through October 2011.

Total share-based compensation expense during the nine months ended September 30, 2006 of $1,048 is comprised of $125 related to the purchase of common stock at a discount, as discussed below, and $923 related to share-based compensation expense for Restricted Share Grants (“RSGs”), which is net of estimated forfeitures.

(a) Restricted Share Grants

Prior to the IPO, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 and an additional 59,380 RSGs were granted to Company directors, management and employees during the nine months ended September 30, 2007. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company recognized $967, $363, $2,984 and $923, respectively, in share-based compensation expense related to RSGs.

As of September 30, 2007, and September 30, 2006, there were 1,073,500 and 783,500 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $14.64 and, $12.22 respectively. As of September 30, 2007, the aggregate intrinsic value of unvested RSGs was $13,515. During the nine months ended September 30, 2007, the aggregate fair value of vested RSGs was $183.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2006	1,051,763	$14.33
Granted	59,380	18.56
Vested	(10,000)	(10.00)
Forfeited	(27,643)	(13.09)

Unvested at September 30, 2007	1,073,500	14.64

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

SFAS No. 123R, Share Based Payment (“SFAS No. 123R”), requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

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

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent. The Merger was completed on June 6, 2005. The Merger resulted in a new basis of accounting under SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

The Company also considered the cash flow based trading multiples of comparable companies, including competitors and other similar publicly traded companies and sales transactions for comparable companies in its industry. Additionally, it considered the results of operations, market conditions, competitive position and the stock performance of these companies, as well as its financial forecasts, as updated, to develop its valuation. The Company determined the valuation performed by management to be the best available tool for projections of the final price range for purposes of valuing its stock-based compensation. The Company did not obtain contemporaneous valuations by unrelated valuation specialists at times other

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

than the Merger valuation because: (i) the Company’s efforts were focused on, among other things, potential acquisitions and refinancing the Company and (ii) the Company did not consider it to be economic to incur costs for such valuations given the number of shares issued. The Company considered that it met its internal financial performance objectives as reflected in its valuation.

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

(4) Acquisitions

(a) Gannett Co., Inc. Newspaper Acquisitions—2007

On May 7, 2007, the Company completed its acquisition of thirteen publications from Gannett Co., Inc. for an aggregate purchase price, including working capital, of approximately $418,978. The acquisition included four daily and three weekly newspapers, as well as six shopper publications serving Rockford, Illinois, Utica, New York, Norwich, Connecticut and Huntington, West Virginia. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Gannett Co., Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through September 30, 2007:

Current assets	$14,153
Other assets	75,632
Property, plant and equipment	39,557
Advertising relationships	96,503
Subscriber relationships	26,964
Mastheads	24,450
Goodwill	146,784

Total assets	424,043
Total liabilities	5,065

Net assets acquired	$418,978

(b) The Copley Press, Inc. Newspaper Acquisitions—2007

On April 11, 2007, the Company completed its acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price, including working capital, of approximately $388,262. The acquisition included seven daily and two weekly newspapers as well as six shopper publications, serving areas of Ohio and Illinois. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows. In addition there were cost saving opportunities from margin improvement as well as clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations for The Copley Press, Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through September 30, 2007:

Current assets	$21,204
Other assets	18
Property, plant and equipment	64,906
Advertising relationships	95,466
Subscriber relationships	40,083
Mastheads	34,719
Goodwill	171,085

Total assets	427,481
Current liabilities	15,548
Long-term liabilities	23,671

Total liabilities	39,219

Net assets acquired	$388,262

(c) SureWest Directories Acquisition—2007

On February 28, 2007, the Company completed its acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price, including working capital, of approximately $110,156. SureWest Directories is engaged in the business of publishing yellow page and white page directories, as well as internet yellow pages through the www.sacramento.com website. The Company has become the publisher of the official directory of SureWest Telephone. The acquisition of SureWest Directories is the Company’s platform acquisition into the local directories business. This was an attractive acquisition due to the stability and visibility of the businesses revenues and cash flows, minimal capital expenditure requirements and growth prospects for the Sacramento, California marketplace. The Company has accounted for this acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for SureWest Directories have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through September 30, 2007:

Current assets	$15,041
Property, plant and equipment	51
Advertising relationships	40,955
Trade name	5,493
Publication rights	345
Goodwill	48,454

Total assets	110,339
Total liabilities	183

Net assets acquired	$110,156

(d) Journal Register Company Newspaper Acquisitions—2007

On February 9, 2007, the Company completed its acquisition of eight publications from the Journal Register Company for an aggregate purchase price, including working capital, of approximately $72,229. The acquisition included two daily and four weekly newspapers as well as two shopper publications serving southeastern Massachusetts. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with the cost savings opportunities form clustering with the Company’s other newspapers serving Massachusetts. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Journal Register Company newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through September 30, 2007:

Current assets	$2,614
Property, plant and equipment	7,159
Advertising relationships	27,268
Subscriber relationships	6,397
Mastheads	4,393
Goodwill	25,215

Total assets	73,046
Total liabilities	817

Net assets acquired	$72,229

(e) Other Acquisitions—2007

During the nine months ended September 30, 2007, the Company acquired an additional 38 publications (excluding the acquisitions discussed above) for an aggregate purchase price of $26,938. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with existing GateHouse clusters. The purchase price allocation for these acquisitions are as follows:

Current assets	$2,580
Other assets	225
Property, plant and equipment	5,679
Noncompete agreements	1,537
Advertising relationships	7,155
Subscriber relationships	1,638
Mastheads	3,251
Customer relationships	917
Goodwill	8,313

Total assets	31,295
Current liabilities	2,478
Long-term liabilities	1,879

Total liabilities	4,357

Net assets acquired	$26,938

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through September 30, 2007:

	CP Media	Enterprise NewsMedia, LLC
Current assets	$12,469	$24,127
Other assets	—	107
Property, plant and equipment	19,055	22,435
Advertising relationships	76,194	52,846
Noncompete agreements	—	986
Subscriber relationships	10,781	22,339
Mastheads	13,214	10,146
Goodwill	111,243	121,593

Total assets	242,956	254,579
Current liabilities	10,421	7,656
Other long-term liabilities	511	13,671
Deferred income taxes	—	39,169

Total liabilities	10,932	60,496

Net assets acquired	$232,024	$194,083

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

(g) Restructuring

As of September 30, 2007, the accrued restructuring balance was $371, which relates to on-going obligations for employee termination agreements in connection with the acquisition of The Copley Press, Inc. newspapers, as well as the acquisitions of Messenger Post and Enterprise NewsMedia, LLC. During the nine months ended September 30, 2007, the Company made payments of $734 in connection with these obligations.

During the nine months ended September 30, 2007, restructuring related expense, which is included in integration and reorganization costs on the accompanying statement of operations was $1,669. This amount relates to severance expense incurred in connection with the closing of two of the Company’s printing facilities. During the nine months ended September 30, 2007, there were no payments made in connection with these obligations.

(h) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc. and the newspapers from Gannett Co., Inc. had occurred on January 1, 2006. The unaudited pro forma condensed consolidated statement of operations information for 2006, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc., the newspapers from Gannett Co., Inc. and the acquisitions of CP Media and Enterprise NewsMedia, LLC had occurred on January 1, 2006. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,156 in February of 2007; and

•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,229 in February of 2007;

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Revenues	$163,386	$158,887	$489,940	$477,321
Net loss	$(8,754)	$(14,070)	$(23,698)	$(28,286)
Net loss per common share:
Basic	$(0.17)	$(0.63)	$(0.55)	$(1.27)
Diluted	$(0.17)	$(0.63)	$(0.55)	$(1.27)

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$3,132	$1,060	$2,072
Advertiser relationships	527,377	36,559	490,818
Customer relationships	2,981	301	2,680
Subscriber relationships	138,331	8,693	129,638
Trade name	5,493	320	5,173
Publication rights	345	13	332

Total	$677,659	$46,946	$630,713

Nonamortized intangible assets:
Goodwill	$923,316
Mastheads	150,935

Total	$1,074,251

	December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$1,595	$401	$1,194
Advertiser relationships	260,191	15,986	244,205
Customer relationships	2,064	127	1,937
Subscriber relationships	63,290	3,732	59,558

Total	$327,140	$20,246	$306,894

Nonamortized intangible assets:
Goodwill	$516,656
Mastheads	84,202

Total	$600,858

Amortization expense for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 was $10,863, $5,000, $26,727 and $10,362 respectively. Estimated future amortization expense as of September 30, 2007, is as follows:

For the year ending December 31:
2007	$10,244
2008	43,438
2009	43,220
2010	43,187
2011	43,074
Thereafter	447,550

Total	$630,713

The changes in the carrying amount of goodwill for the period from January 1, 2007 to September 30, 2007 are as follows:

Balance at January 1, 2007	$516,656
Additions	406,660

Balance at September 30, 2007	$923,316

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

On April 11, 2007, the Company entered into the Bridge Facility with a syndicate of financial institutions with Wachovia Investment Holdings, LLC as administrative agent. The Bridge Facility provided for a $300,000 term loan facility that matured on April 11, 2015. The Bridge Facility was secured by a first priority security interest in all present and future capital stock of Holdco owned by us and all proceeds thereof.

Borrowings under the Bridge Facility bore interest, at the borrower’s option, at a floating rate equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the Bridge Facility), or the Base Rate for a Base Rate Loan (as defined in the Bridge Facility), plus an applicable margin. During the first year of the facility, until April 11, 2008 (the “Pricing Step-Up Date”), the applicable margin for LIBOR Rate term loans and Base Rate term loans, is 1.50% and 0.50%, respectively. On the Pricing Step-Up Date and quarterly thereafter until the maturity date, the applicable margin for LIBOR Rate term loans and Base Rate term loans will be determined by reference to a pricing grid which is based upon (i) the Company’s Total Leverage Ratio (as defined in the Bridge Facility) and (ii) the ratings provided by Moody’s and by S&P for the Bridge Facility, or if the Bridge Facility has not been rated, for the corporate family of GateHouse. If the ratings for the Bridge Facility by Moody’s is at least B3 and by S&P is at least B- (or if the Bridge Facility has not been rated, the corporate family rating of GateHouse and its subsidiaries is at least B1 by Moody’s and at least B+ by S&P), the applicable margin for LIBOR Rate term loans and Base Rate term loans will range from 3.50% to 4.25% and 2.50% to 3.25%, respectively; otherwise the applicable margin for LIBOR Rate term loans and Base Rate term loans will range from 4.00% to 4.75% and 3.0% to 3.75%, respectively.

        The Bridge Facility contained affirmative and negative covenants applicable to us and our restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on our ability to incur indebtedness (which we are generally permitted to incur so long as the Company satisfies an incurrence test that requires us to maintain a pro forma Total Leverage Ratio of not greater than 8.25 to 1.00 and which provide that the Company was only permitted to incur indebtedness if the proceeds of such indebtedness were used to prepay the Bridge Loan), create liens on assets; engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that the Company was permitted to make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, it was able to incur an additional $1.00 of debt under the incurrence test referred to above). The Bridge Facility also permits the Company, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the Bridge Facility. The Bridge Facility contained customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the Bridge Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

During July 2007, the Company repaid the Bridge Facility in full.

In connection with the repayment of the Bridge Facility, the Company wrote off $2,240 of deferred financing costs.

On May 7, 2007, the Company entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided for an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and a $40,000 revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investor Service Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), are at least B1 and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

As of September 30, 2007, a total of $670,000, $250,000 and $275,000 was outstanding under the term loan facility, the delayed draw term loan and the incremental term loan facility, respectively.

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

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. During the three months ended September 30, 2007, the fair value of the swap decreased by $8,622, net, of which $1,472 was recognized through earnings and a $4,351 decrease in fair value net of income taxes of $2,799 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2007, the fair value of the swap decreased by $4,934 net, of which $1,472 was recognized through earnings and a $2,107 decrease in fair value of the swap, net of income taxes of $1,355 was recognized through accumulated other comprehensive income. During the three and nine months ended September 30, 2007, $10 and $30 net of taxes of $6 and $20, respectively was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $68.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On December 31, 2006, the swap was dedesignated and was redesignated on January 1, 2007 due to the fact that the Company has changed its method of assessing the hedge effectiveness for interest rate swaps designated as cash flow hedges. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. During the three months ended September 30, 2007, the fair value of the swap decreased by $6,336, net, of which $417 was recognized through earnings and a $3,602 decrease in fair value net of income taxes of $2,317 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2007, the effective portion of the decrease in fair value of the swap of $1,617 net of income taxes of $1,040, was recognized through accumulated other comprehensive income. During the three and nine months ended September 30, 2007, $69 and $115, net of taxes of $46 and $77 respectively was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $1,144.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended September 30, 2007, the fair value of the swap decreased by $3,254, net, of which $41 was recognized through earnings and a $1,955 decrease in fair value net of income taxes of $1,258, was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2007, the fair value of the swap decreased by $1,517 net, of which $41 was recognized through earnings and a $898 decrease in fair value net of income taxes of $578 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended September 30, 2007, the fair value of the swap decreased by $8,158, net, of which $124 was recognized through earnings and a $4,889 decrease in fair value, net of income taxes of $3,145, was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2007 the fair value of the swap decreased by $1,272, net, of which $124 was recognized through earnings and a $699 decrease in fair value, net of income taxes of $449, was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended September 30, 2007 the fair value of the swap decreased by $6,513, net, of which $195 was recognized through earnings and a $3,844 decrease in fair value, net of income taxes of $2,474 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2007, the fair value of the swap decreased by $2,306, net, of which $195 was recognized through earnings and a $1,284 decrease in fair value, net of income taxes of $827 was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three and nine months ended September 30, 2007, the effective portion of the decrease in the fair value of the swap of $144, net of income taxes of $92 was recognized through accumulated other comprehensive income. There was no ineffectiveness recognized related to this swap.

(8) Related Party Transactions

As of September 30, 2007, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 42.01% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $126,000 of the $1,195,000 2007 Credit Facility as of September 30, 2007. These amounts were purchased on arms’ length terms in secondary market transactions.

On October 24, 2006, the Company entered into an Investor Rights Agreement with Parent, an affiliate of Fortress, our principal and controlling stockholder. The Investor Rights Agreement provides Parent with certain rights with respect to the nomination of directors to the Company’s board of directors as well as registration rights for securities of the Company owned by Fortress.

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

Pursuant to the Investor Rights Agreement, the Company has granted Parent, for so long as it or its permitted transferees beneficially own an amount of the Company’s common stock at least equal to 5% or more of the Company’s common stock issued and outstanding immediately after the consummation of its IPO (a “Registrable Amount”), “demand” registration rights that allow Parent at any time after six months following the consummation of its IPO to request that the Company register under the Securities

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Act of 1933, as amended, an amount equal to or greater than a Registrable Amount. Parent is entitled to an aggregate of four demand registrations. The Company is not required to maintain the effectiveness of the registration statement for more than 60 days. The Company is also not required to effect any demand registration within six months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights and which included at least 50% of the securities requested by the requestor to be included. The Company is not obligated to grant a request for a demand registration within four months of any other demand registration and may refuse a request for demand registration if, in the Company’s reasonable judgment, it is not feasible for the Company to proceed with the registration because of the unavailability of audited financial statements.

For so long as Parent and its permitted transferees beneficially own an amount of the Company’s common stock at least equal to 1% of the Company’s common stock issued and outstanding immediately after the consummation of its IPO, Parent also has “piggyback” registration rights that allow Parent to include the shares of common stock that Parent and its permitted transferees own in any public offering of equity securities initiated by the Company (other than those public offerings pursuant to registration statements on Forms S-4 or S-8) or by any of the Company’s other stockholders that may have registration rights in the future. The “piggyback” registration rights of Parent are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

The Company has granted Parent and its permitted transferees for as long as it beneficially owns a Registrable Amount, the right to request shelf registrations on Form S-3, providing for an offering to be made on a continuous basis, subject to a time limit on the Company’s efforts to keep the shelf registration statement continuously effective and the Company’s right to suspend the use of a shelf registration prospectus for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12-month period) if the Company determines that certain disclosures required by the shelf registration statement would be detrimental to the Company or the Company’s stockholders.

The Company has agreed to indemnify Parent and its permitted transferees against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which Parent and its permitted transferees sells shares of the Company’s common stock, unless such liability arose from Parent misstatement or omission, and Parent has agreed to indemnify the Company against all losses caused by its misstatements or omissions. The Company will pay all expenses incident to registration and Fortress will pay its respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of its shares under such a registration statement.

(9) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2004, the period from January 1, 2005 to June 5, 2005, the year ended December 31, 2006, the three months ended March 31, 2007, June 30, 2007 and the three and nine months ended September 30, 2007. The Company concluded during the fourth quarter of 2006 and the first and second quarters of 2007 that it was more likely than not that the Company would fully realize the benefits of its existing deductible differences. The Company concluded that during the third quarter of 2007 a valuation allowance of $516 would be necessary to offset additional deferred tax assets.

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss), permanent and temporary differences, including purchase accounting adjustments and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

The tax rate for the nine months ended September 30, 2007, is less than the Federal statutory rate of 34% principally due to adjustments recorded during the nine months ended September 30, 2007 of $672 related to tax contingencies offset by the impact of state taxes. For the nine months ended September 30, 2007, the expected Federal tax benefit at 34% is $8,608. The difference between the expected tax rate and the effective tax rate is attributable to the tax adjustment of $672, a state tax benefit of $1,172, non-deductible meals and entertainment of $93, a benefit resulting from return to provision adjustments for permanent differences of $41, and a valuation allowance of $516.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2004 tax year and beyond.

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

The following provides information on the pension plan and postretirement medical and life insurance plan for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and the period from June 6, 2006 to September 30, 2006.

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Period from June 6, 2006 to September 30, 2006
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$154	$108	$155	$94	$474	$324	$201	$121
Interest cost	317	143	313	124	938	429	393	159
Expected return on plan assets	(358)	—	(348)	—	(1,056)	—	(442)	—
Amortization of unrecognized loss	—	—	—	8	—	—	—	—
Special termination benefits	36	—	—	—	79	—	—	—

Total	$149	$251	$120	$226	$435	$753	$152	$280

During the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007, and the period from June 6, 2006 to September 30, 2006, the Company recognized a total of $400, $346, $1,188 and $432 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans during the nine months ended September 30, 2007:

	Pension	Postretirement
Weighted average discount rate	6.25%	6.00%
Rate of increase in future compensation levels	3.5%	—%
Expected return on assets	8.5%	—%
Current year trend	—	8.5%
Ultimate year trend	—	5.5%
Year of ultimate trend	—	2011

(11) Assets Held for Sale

As of September 30, 2007, the Company intends to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

The following table summarizes the major classes of assets and liabilities held for sale at September 30, 2007:

Assets held for sale	$27

Long-term assets held for sale:
Property, plant and equipment, net	$12,376
Intangible assets	492

Total long-term assets held for sale	$12,868

Liabilities held for sale	$44

During the three and nine months ended September 30, 2007, the Company recorded a charge to operations of $368 and $569, respectively related to the impairment of property, plant and equipment which were classified as held for sale as of September 30, 2007.

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

(13) Discontinued Operations

On September 14, 2007, the Company completed its sale of The Herald Dispatch and related publications (initially acquired in the Gannett Co., Inc. acquisition) which are located in Huntington, West Virginia for a purchase price of approximately $77,000. The net revenue during the three and nine months ended September 30, 2007 for the aforementioned discontinued operations was $4,250 and $7,549, respectively. Income before income taxes during the three and nine months ended September 30, 2007 for the aforementioned discontinued operations was $1,191 and $2,251, respectively. There was no depreciation and amortization expense recorded during the three and nine months ended September 30, 2007 for the aforementioned discontinued operations in accordance with GAAP.

(14) Subsequent Events

On October 23, 2007, the Company signed a definitive asset purchase agreement to acquire various daily and non-daily publications located in South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee from Morris Publishing Group for a purchase price of approximately $115,000. The transaction is expected to close at the end of November 2007.

Pursuant to the terms of the 2007 Credit Facility, on November 13, 2007, the Company made a Specified Equity Contribution, as defined in the 2007 Credit Facility, in certain of its wholly owned subsidiaries.

On November 13, 2007, the Company’s Board of Directors declared a forth quarter cash dividend of $0.40 per share on its common stock for the quarter ending December 31, 2007, payable on January 15, 2008 to shareholders of record on December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described under the heading “Risk Factors” in our Annual Report on Form 10-K as supplemented by our Quarterly Report on Form 10-Q filed on November 14, 2007 that could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to the risks identified by us under the heading “Risk Factors” included in our Annual Report on Form 10-K as supplemented by our Quarterly Report on Form 10-Q filed on November 14, 2007. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which as of September 30, 2007, includes 475 community publications and more than 245 related websites, serves over 173,000 business advertising accounts and reaches approximately 10.0 million people on a weekly basis.

Our core products include:

•	86 daily newspapers with total paid circulation of approximately 786,000;

•	264 weekly newspapers (published up to three times per week) with total paid circulation of approximately 647,000 and total free circulation of approximately 738,000;

•	125 shoppers (generally advertising-only publications) with total circulation of approximately 2.1 million;

•	over 245 locally focused websites, which extend our franchises onto the internet; and

•	7 yellow page directories, with a distribution of approximately 758,000, that cover a population of approximately 2.0 million people.

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

As of September 30, 2007, Fortress beneficially owned approximately 42.01% of our outstanding common stock.

Since 1998, we have acquired 358 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 22 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC (the “Massachusetts Acquisitions”), The Copley Press, Inc. and Gannett Co., Inc. and launched numerous new products, including 10 weekly newspapers.

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

Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter followed by our third quarter, historically, are our weakest quarters of the year in terms of revenue. Correspondingly, our fourth fiscal quarter, followed by our second quarter, historically, are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.

Our operating costs consist primarily of labor, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% during the three year period from 2002 to 2004. This has put downward pressure on advertising and circulation revenues in the industry. We have maintained relatively stable revenues due to our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three-year period from 2003 to 2006. Newsprint prices then declined in late 2006 and thus far in 2007. However, we expect newsprint costs to continue to increase per metric ton in 2008. We have also experienced these pressures and have taken steps to mitigate some of these increases. We are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Recent Developments

On October 23, 2007, we signed a definitive asset purchase agreement to acquire various daily and non-daily publications located in South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee from Morris Publishing Group for a purchase price of approximately $115.0 million. The transaction is expected to close at the end of November, 2007. We expect to fund this acquisition with cash proceeds from the follow-on public offering in July of 2007, cash proceeds from the sale of our Huntington, West Virginia assets and a one year $10.0 million seller note, accruing interest at the rate of 8% per annum from the date of closing.

Pursuant to the terms of our 2007 Credit Facility, on November 13, 2007, we made a specified Equity Contribution, as defined in our 2007 Credit Facility, in certain of our wholly owned subsidiaries.

On November 13, 2007, our Board of Directors declared a forth quarter cash dividend of $0.40 per share on our common stock for the quarter ending December 31, 2007, payable on January 15, 2008 to stockholders of record on December 31, 2007.

Pro Forma

We have presented our operating results on a pro forma basis for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006. This pro forma presentation for the three and nine months ended September 30, 2007 and 2006 assumes that the Massachusetts Acquisitions, the acquisitions of the newspapers from The Copley Press Inc. and Gannett Co, Inc. and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the Massachusetts Acquisitions, the acquisitions of the newspapers from The Copley Press, Inc. and Gannett Co., Inc., and the 2007 Financings occurred at the beginning of the pro forma period.

Critical Accounting Policy Disclosure

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2006, included in our Annual Report filed on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

The following table summarizes our pro forma results of operations for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006.

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(Pro forma)	(Pro forma)	(Pro forma)	(Pro forma)
	(in thousands)
Revenues:
Advertising	$119,497	$116,169	$359,104	$352,294
Circulation	34,873	32,594	102,975	97,075
Commercial printing and other	9,016	10,124	27,861	27,952

Total revenues	163,386	158,887	489,940	477,321
Operating costs and expenses:
Operating costs	88,927	85,713	265,911	260,222
Selling, general and administrative	42,213	39,256	130,104	118,725
Depreciation and amortization	16,417	13,792	47,487	40,353
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	4,420
Integration and reorganization costs	2,904	1,121	5,357	3,217
Impairment of long-lived assets	368	897	569	897
Loss on sale of assets	13	76	35	656

Operating income	12,544	18,032	40,477	48,831
Interest expense	22,304	25,984	74,270	77,950
Amortization of deferred financing costs	511	1,099	2,957	3,298
Loss on early extinguishment of debt	2,240	—	2,240	—
Unrealized (gain) loss on derivative instrument	2,348	1,241	1,973	(1,364)
Other (income) expense	(6)	19	(235)	(26)

Loss from continuing operations before income taxes	(14,853)	(10,311)	(40,728)	(31,027)
Income tax expense (benefit)	(5,365)	4,531	(14,777)	(279)

Loss from continuing operations	(9,488)	(14,842)	(25,951)	(30,748)

Income from discontinued operations, net of income taxes	734	772	2,253	2,462

Net loss	$(8,754)	$(14,070)	$(23,698)	$(28,286)

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Revenue. Total GAAP revenue for the three months ended September 30, 2007 increased by $4.5 million or 2.8% to $163.4 million from the pro forma three months ended September 30, 2006 revenues of $158.9 million. $3.3 million of the increase came from advertising revenue, $2.3 million of the increase came from circulation revenue and those increases were offset by a $1.1 million decline in commercial printing and other revenue. The increase in total revenues of $4.5 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatments (the “Q1 2007 acquisitions”) of $9.3 million. This Q1 2007 acquisition related revenue increase was partially offset by the loss of a third party printing contract not assumed in the acquisition of The Copley Press, Inc. as well as the sale of a stand alone commercial printing business in October 2006. These two items caused revenues to decline by $1.8 million. Excluding the revenue increases of $9.3 million from the Q1 2007 acquisitions and the revenue declines of $1.8 million from the asset sales and printing contract not assumed, same store revenues were down $3.0 million or 1.7%. Same store revenue declines were driven primarily by a decrease in advertising revenue in Massachusetts. Massachusetts revenues have been impacted by lower classified real estate, help wanted and automotive advertising and additionally by the intentional and careful elimination of seven publications to maximize cash flow in the region.

On February 28, 2007, we acquired SureWest Directories which publishes annual yellow page and white page directories. Purchase accounting rules do not allow us to record deferred revenue and the related costs for these directories until we publish the directories. This resulted in revenue and expenses being less than what the predecessor owner would have recognized for the three months ended September 30, 2007 period. Excluding these purchase accounting adjustments, revenue during the third quarter of 2007 would have been $4.9 million, an increase of $0.2 million over $4.7 million for the same period in 2006.

Our Huntington, West Virginia newspapers (included in discontinued operations) had revenue of $4.3 million during the three months ended September 30, 2007.

Operating Costs. Operating costs for the three months ended September 30, 2007 increased by $3.2 million, or 3.7%, to $88.9 million from $85.7 million for the three months ended September 30, 2006. The increase in operating costs was primarily due to operating costs of the Q1 2007 acquisitions of $5.0 million as well as an increase in payroll, delivery, and external printing costs of $1.3 million, $0.4 million and $0.3 million, respectively. These amounts were partially offset by decreased newsprint and postage expenses of $3.5 million and $0.3 million respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2007 increased by $3.0 million, or 7.5%, to $42.2 million from $39.3 million for the three months ended September 30, 2006. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the Q1 2007 acquisitions of $2.6 million as well as an increase in non-cash compensation expense related to our RSGs of $0.6 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2007 increased by $2.6 million to $16.4 million from $13.8 million for the three months ended September 30, 2006. The increase was primarily due to depreciation and amortization of the Q1 2007 acquisitions of $1.7 million. Additionally, during the third quarter of 2007, we incurred capital expenditures of $2.3 million.

Impairment of Long-Lived Assets. During the three months ended September 30, 2007 and September 30, 2006 we incurred a charge of $0.4 million and $0.9 million, related to the impairment of property, plant and equipment which were classified as held for sale at September 30, 2007 and September 30, 2006, respectively.

Interest Expense. Total interest expense for the three months ended September 30, 2007 decreased by $3.7 million, or 14.2%, to $22.3 million from $26.0 million for the three months ended September 30, 2006. The decrease was primarily due to decreases in our total outstanding debt due to the application of equity proceeds.

Loss on Early Extinguishment of Debt. During the three months ended September 30, 2007, we incurred a $2.2 million loss due to the write off of deferred financing costs associated with the extinguishment of our Bridge Facility.

Unrealized (Gain) Loss on Derivative Instrument. During the three months ended September 30, 2007 we recorded a loss of $2.3 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2007 was $5.4 million compared to income tax expense of $4.5 million for the three months ended September 30, 2006. The change of $9.9 million was primarily due to the recognition of an income tax valuation allowance during the three months ended September 30, 2006 and an increase in book pretax loss during the three months ended September 30, 2007. The 2007 effective rate was primarily impacted by adjustments for identified uncertain tax positions.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended September 30, 2007 was $9.5 million. Net loss from continuing operations for the three months ended September 30, 2006 was $14.8 million. Our net loss from continuing operations decreased due to the factors noted above.

Income from Discontinued Operations. Income from discontinued operations was $0.7 million for the three months ended September 30, 2007 and $0.8 million for the three months ended September 30, 2006. Income from discontinued operations relates to the sale of the Huntington, West Virginia newspapers which were initially purchased in connection with the Gannett acquisition. Revenue, income before income taxes and depreciation and amortization related to Huntington was $4.3 million, $1.2 million and $0, respectively during the three months ended September 30, 2007.

Net Loss. Net loss for the three months ended September 30, 2007 was $8.8 million. Net loss for the three months ended September 30, 2006 was $14.1 million. Our net loss decreased due to the factors noted above.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Revenue. Total pro forma revenue for the nine months ended September 30, 2007 increased by $12.6 million or 2.6% to $489.9 million from the pro forma nine months ended September 30, 2006 revenues of $477.3 million. $6.8 million of the increase came from advertising revenue, $5.9 million of the increase came from circulation revenue and those increases were offset by a small $0.1 million decline in commercial printing and other revenue. The increase in total revenues of $12.6 million was driven primarily by revenues from the Q1 2007 acquisitions of $21.7 million. This Q1 2007 acquisition related revenue increase was partially offset by the loss of a third party printing contract not assumed in the acquisition of The Copley Press, Inc. as well as the sale of a stand alone commercial printing business in October 2006. These two items caused revenues to decline by $5.3 million. Excluding the revenue increases of $21.7 million from the Q1 2007 acquisitions and other the revenue declines of $5.3 million from the asset sales and printing contract not assumed, same store revenues were down $3.8 million or 0.9%. The same store revenue declines were primarily driven by a decrease in advertising revenue in Massachusetts. Massachusetts revenues have been impacted by lower classified real estate, help wanted and automotive advertising and additionally by the intentional and careful elimination of seven publications to maximize the operations in the region.

On February 28, 2007, we acquired SureWest Directories which publishes annual yellow page and white page directories. Purchase accounting rules do not allow us to record deferred revenue and the related costs for these directories until we publish the directories. This resulted in revenue and expenses being less than what the predecessor owner would have recognized for the nine months ended September 30, 2007 period. Excluding these purchase accounting adjustments, revenue for the nine month period of 2007 would have been $14.4 million, an increase of $0.6 million over $13.8 million for the same period in 2006. For the period of February 28, 2007 to September 30, 2007 revenue would have been $11.2 million, up $0.5 million or 4.8% over the same period in 2006.

Our Huntington, West Virginia newspapers (included in discontinued operations) had revenue of $7.5 million during the nine months ended September 30, 2007.

Operating Costs. Operating costs for the nine months ended September 30, 2007 increased by $5.7 million, or 2.2%, to $265.9 million from $260.2 million for the nine months ended September 30, 2006. The increase in operating costs was primarily due to operating costs of the Q1 2007 acquisitions of $12.6 million as well as an increase in payroll, delivery and external printing costs of $2.2 million, $1.3 million and $0.3 million, respectively. These amounts were partially offset by decreased newsprint, ink, supplies and postage expenses of $7.6 million, $0.2 million, $0.6 million and $1.3 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased by $11.4 million, or 9.6%, to $130.1 million from $118.7 million for the nine months September 30, 2006. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the Q1 2007 acquisitions of $6.4 million as well as an increase in non-cash compensation expense related to our RSGs of $2.1 million. Additionally, during the nine months ended September 30, 2007 we incurred an increase in audit, Sarbanes-Oxley and legal fees and pension and postretirement expenses of $4.4 million and $0.2 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2007 increased by $7.1 million to $47.5 million from $40.4 million for the nine months ended September 30, 2006. The increase was primarily due to depreciation and amortization of the Q1 2007 acquisitions of $4.2 million. Additionally, during the nine months ended September 30, 2007, we incurred capital expenditures of $5.9 million.

Transaction Costs Related to Merger and Acquisitions. During the nine months ended September 30, 2006, we incurred approximately $4.4 million in transaction costs primarily related to bonuses at Enterprise NewsMedia, LLC.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2007 and September 30, 2006 we incurred a charge of $0.6 million and $0.9 million related to the impairment of property, plant and equipment which were classified as held for sale at September 30, 2007 and September 30, 2006, respectively.

Interest Expense. Total interest expense for the nine months ended September 30, 2007 decreased by $3.7 million, or 4.7%, to $74.3 million from $78.0 million for the nine months ended September 30, 2006. The decrease was primarily due to decreases in our total outstanding debt due to the application of equity proceeds.

Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2007, we incurred a $2.2 million loss due to the write off of deferred financing costs associated with the extinguishment of our Bridge Facility.

Unrealized (Gain) Loss on Derivative Instrument. During the nine months ended September 30, 2007 we recorded a loss of $2.0 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2007 was $14.8 million compared to $0.3 million for the nine months ended September 30, 2006. The change of $14.5 million was primarily due to the recognition of an income tax valuation allowance during the nine months ended September 30, 2006 and an increase in book pretax loss during the nine months ended September 30, 2007. The 2007 effective rate was impacted by adjustments for identified uncertain tax positions and the 2006 effective tax rate was impacted by the recognition of an income tax valuation allowance and by projections of full year taxable income.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 30, 2007 was $26.0 million. Net loss from continuing operations for the nine months ended September 30, 2006 was $30.7 million. Our net loss from continuing operations decreased due to the factors noted above.

        Income from Discontinued Operations. Income from discontinued operations was $2.3 million for the nine months ended September 30, 2007 and $2.5 million for the nine months ended September 30, 2006. Income from discontinued operations relates to the sale of the Huntington, West Virginia newspapers which were initially purchased in connection with the Gannett acquisition. Revenue, income before income taxes and depreciation and amortization related to Huntington was $7.5 million, $2.3 million and $0, respectively, during the nine months ended September 30, 2007.

Net Loss. Net loss for the nine months ended September 30, 2007 was $23.7 million. Net loss for the nine months ended September 30, 2006 was $28.3 million. Our net loss decreased due to the factors noted above.

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

The rate on the previously existing borrowings of $920.0 million was changed to bear interest at LIBOR + 2.00% or the Alternate Base Rate + 1.00% depending upon the designation of the borrowing. The terms of the previously outstanding borrowings were also modified to include a 1% premium if the debt is called within one year and an interest feature that grants the previously outstanding debt an interest rate of .25% below the highest rate of any borrowing under the 2007 Credit Facility.

As of September 30, 2007, the available amount of debt under our current agreements was $40.0 million.

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

On July 23, 2007, we completed our follow-on public offering of 18,700,000 shares of our common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, as allowed in the underwriting agreement at a public offering price of $18.45 per share. The total net proceeds from our follow-on public offering were approximately $331.6 million. We used a portion of the proceeds to repay in full and terminate our $300.0 million Bridge Facility.

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash provided by operating activities	$41,070	$16,077
Cash used in investing activities	(944,016)	(428,362)
Cash provided by financing activities	921,588	411,887

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 30, 2007 and September 30, 2006.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2007 was $41.1 million, an increase of $25.0 million when compared to the $16.1 million of cash provided by operating activities for the nine months ended September 30, 2006. This $25.0 million increase was the result of an increase in cash provided by working capital of $19.5 million and an increase in non-cash charges of $14.4 million, partially offset by an increase in net loss from continuing operations of $8.9 million.

The $19.5 million increase in cash provided by working capital for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006 is primarily attributable to increases in accrued expenses, increases in accrued interest due to higher levels of debt, and offset by increases in accounts receivable.

The $14.4 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $24.4 million, of which approximately $16.4 million related to acquisitions consummated during the first nine months of 2007 and approximately $6.1 million related to acquisitions consummated in June 2006, an increase in unrealized net losses on derivative instruments of $3.3 million, an increase in non-cash compensation expense of $1.9 million, an increase in losses on early extinguishment of debt of $1.5 million, and an increase in amortization of deferred financing costs of $1.4 million, partially offset by a decrease of $17.5 million related to deferred income taxes.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2007 was $944.0 million. During the nine months ended September 30, 2007, we used $1,015.1 million, net of cash acquired, for acquisitions and $5.9 million for capital expenditures, which uses were partially offset by proceeds of $77.0 million from the sale of publications and other assets.

Net cash used in investing activities for the nine months ended September 30, 2006 was $428.4 million. During the nine months ended September 30, 2006, we used $424.8 million, net of cash acquired, for acquisitions and $6.4 million for capital expenditures, which uses were partially offset by proceeds of $2.9 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $921.6 million. The net cash provided by financing activities resulted from borrowings of $1,495.0 million under the 2007 Credit Facility, partially offset by the repayment of $858.0 million of borrowings under the 2006 Credit Facility, the issuance of common stock of $331.6 from the follow-on public offering, net of underwriters’ discount and offering costs, payment of dividends of $39.6 million, and payment of $7.5 million of debt issuance costs in connection with the 2007 Credit Facility.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $411.9 million. The net cash provided by financing activities primarily resulted from net borrowings of $724.4 million under the 2006 Credit Facility, partially offset by the repayment of $304.4 million of borrowings under the 2005 Credit Facility and payment of $6.3 million of debt issuance costs in connection with the 2006 Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2006 to September 30, 2007.

Accounts Receivable. Accounts receivable increased $39.1 million from December 31, 2006 to September 30, 2007, of which $43.3 million was acquired from acquisitions during the first nine months of 2007. In addition, accounts receivable decreased $2.3 million from the sale of assets. The remaining $1.9 million decrease relates primarily to the timing of directory mailings.

Property, Plant, and Equipment. Property, plant, and equipment increased $98.2 million during the period from December 31, 2006 to September 30, 2007, of which $123.1 million was acquired from acquisitions during the first nine months of 2007 and $5.9 million was used for capital expenditures. These increases in property, plant, and equipment were partially offset by assets sold and held for sale of $16.2 million, depreciation of $13.9 million, purchase accounting adjustments of $0.9 million from acquisitions consummated in June 2006, and an impairment of $0.5 million on long-lived assets.

Goodwill. Goodwill increased $406.7 million from December 31, 2006 to September 30, 2007, of which $436.4 million was acquired from acquisitions consummated during the first nine months of 2007, $3.6 million related to the resolution of certain tax uncertainties, and $3.5 million related to purchase accounting adjustments from acquisitions in June 2006. These increases in goodwill were partially offset by assets sold and held for sale of $36.9 million.

Intangible Assets. Intangible assets increased $390.6 million from December 31, 2006 to September 30, 2007, of which $451.0 million was acquired from acquisitions consummated during the first nine months of 2007, partially offset by assets sold and held for sale of $33.7 million and amortization of $26.7 million.

Long-term Assets Held for Sale. Long-term assets held for sale increased $10.5 million from December 31, 2006 to September 30, 2007, of which $86.7 million became held for sale during the first nine months of 2007, partially offset by proceeds of $76.2 million from assets sold during the first nine months of 2007.

Accrued Expenses. Accrued expenses increased $14.0 million from December 31, 2006 to September 30, 2007, of which $7.6 million was acquired from acquisitions consummated during the first nine months of 2007. In addition, accrued expenses increased $9.1 million primarily from an increase of $1.6 million in accrued restructuring, an increase of $1.3 million in employee withholdings primarily related to acquisitions consummated during the first nine months of 2007, an increase of $1.2 million in income taxes payable, an increase of $0.6 million in accrued vacation, an increase of $0.6 million in accrued capital expenditures, an increase of $0.6 million in accrued expenses associated with being a public company, an increase of $0.5 million in accrued insurance, and other less significant items. These increases in accrued expenses were partially offset by a $2.0 million decrease resulting from asset sales and other less significant items.

Accrued Interest. Accrued interest increased $7.7 million from December 31, 2006 to September 30, 2007 primarily attributable to the $637.0 million increase in debt.

Deferred Revenue. Deferred revenue increased $12.7 million from December 31, 2006 to September 30, 2007, of which $13.2 million was acquired from acquisitions consummated during the first nine months of 2007, partially offset by a decrease of $0.5 million from net assets held for sale.

Dividend Payable. Dividend payable increased $13.8 million from December 31, 2006 to September 30, 2007 from the declaration of dividends of $53.3 million, partially offset by dividend payments of $39.6 million.

Long-Term Debt. Long-term debt increased $637.0 million from December 31, 2006 to September 30, 2007 from borrowings of $1,495.0 million under the 2007 Credit Facility, partially offset by repayments of $858.0 million under the 2006 Credit Facility.

Deferred Income Taxes. Deferred income taxes increased $14.6 million from December 31, 2006 to September 30, 2007, of which $22.5 million was acquired from acquisitions consummated during the first nine months of 2007. In addition, deferred income taxes increased $2.1 million from purchase accounting adjustments related to acquisitions in June 2006 and $4.0 million related to uncertain tax positions. These increases in deferred income taxes were partially offset by decreases of $11.8 million primarily attributable to the net decrease in fair value of the derivative financial instruments and the tax provision.

Additional Paid-in Capital. Additional paid-in capital increased $334.4 million from December 31, 2006 to September 30, 2007, which resulted from the issuance of common stock from the follow-on public offering of $331.4 million (excess of par value), net of underwriters’ discount and offering costs, and non-cash compensation of $3.0 million.

Accumulated Deficit. Accumulated deficit increased $70.1 million from December 31, 2006 to September 30, 2007 from declaration of dividends of $53.3 million and a net loss of $16.8 million.

Contractual Commitments

The changes to our contractual commitments as of September 30, 2007 compared to December 31, 2006 relate to the consummation of our 2007 Credit Facility.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as follows:

Income (loss) from continuing operations before:

•	Net income tax expense (benefit);

•	interest expense;

•	depreciation and amortization; and

•	other non-recurring items.

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

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge you to review the reconciliation of net loss from continuing operations to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this Quarterly Report on Form 10-Q may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
		(in thousands)
Loss from continuing operations	$(9,488)	$(10,836)		$(18,187)	$(9,327)
Income tax expense (benefit)	(5,365)	5,896		(9,386)	7,028
Unrealized (gain) loss on derivative instrument	2,348	1,241		1,973	(1,364)
Loss on early extinguishment of debt	2,240	—		2,240	702
Amortization of deferred financing costs	511	226		1,714	341
Interest expense	22,304	13,192		54,900	25,628
Impairment of long-lived assets	368	897		569	897
Depreciation and amortization	16,417	7,763		40,646	16,207

Adjusted EBITDA from continuing operations	$29,335 (a)	$18,379	(b)	$74,469 (c)	$40,112 (d)

(a)	Adjusted EBITDA for the three months ended September 30, 2007 included net expenses of $6,884 which are one-time in nature or non-cash compensation. Included in these net expenses of $6,884 is non-cash compensation and other expense of $3,967, integration and reorganization costs of $2,904 and a $13 loss on the sale of assets.

Adjusted EBITDA also does not include $2,660 from SureWest Directories due to the impact of purchase accounting and $1,191 from our Huntington, West Virginia assets sold September 14, 2007.

(b)	Adjusted EBITDA for the three months ended September 30, 2006 included net expenses of $1,855, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,855 is non-cash compensation and other expense of $453, non-cash portion of postretirement benefits expense of $262, integration and reorganization costs of $1,121 and a $19 loss on the sale of assets.

(c)	Adjusted EBITDA for the nine months ended September 30, 2007 included net expenses of $13,188 which are one-time in nature or non-cash compensation. Included in these net expenses of $13,188 is non-cash compensation and other expense of $7,128, non-cash portion of postretirement benefits expense of $668, integration and reorganization costs of $5,357 and a $35 loss on the sale of assets.

Adjusted EBITDA also does not include $6,748 from SureWest Directories due to the impact of purchase accounting and $2,251 from our Huntington, West Virginia assets sold September 14, 2007.

(d)	Adjusted EBITDA for the nine months ended September 30, 2006 included net expenses of $5,739, which are one-time in nature or non-cash compensation. Included in these net expenses of 5,739 is non-cash compensation and other expense of $1,579, non-cash portion of postretirement benefits expense of $332, integration and reorganization costs of $3,217 and a $611 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

At September 30, 2007, after consideration of the interest rate swaps described below, none of the principal amount of our debt is subject to floating interest rates.

On June 23, 2005, we executed an interest rate swap in the notional amount of $300.0 million with a forward starting date of July 1, 2005. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 4.135% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to the one month LIBOR.

On May 10, 2006, we executed an additional interest rate swap in the notional amount of $270.0 million with a forward starting date of July 3, 2006. The interest rate swap has a term of five years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.359% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to the one month LIBOR.

On February 27, 2007, we executed an additional interest rate swap in the notional amount of $100.0 million with a forward starting date of February 28, 2007. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.14% and receive an amount from the swap counterparty representing, interest on the notional amount at a rate equal to the one month LIBOR.

On April 4, 2007, we executed an additional interest rate swap in the notional amount of $250.0 million with a forward starting date of April 13, 2007. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 4.971% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

On April 13, 2007, we executed an additional interest rate swap in the notional amount of $200.0 million with a forward starting date of April 30, 2007. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.079% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

On September 18, 2007, we executed an additional interest rate swap based on a notional amount of $75.0 million with a forward starting date of September 18, 2007. The interest rate swap has a term of seven years. Under the swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 4.941% and receive an amount from the swap counterparty representing interest on the notional amount at a rate equal to one month LIBOR.

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

GATEHOUSE MEDIA, INC.

Date: November 14, 2007	/s/ Mark R. Thompson
Mark R. Thompson
Chief Financial Officer