Form 10-K
period 2007-12-31
GateHouse Media, Inc.
filed 2008-03-17
CIK 1368900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $306,443,032 million. The market value calculation was determined using a per share price of $18.55, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 7, 2008, 58,073,053 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2008 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

GATEHOUSE MEDIA, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

i

Unless the context otherwise requires, in this report on Form 10-K:

•	“2005 Credit Facility” refers to the term loan and revolving credit facilities that were entered into on February 28, 2005;
•	“2006 Credit Facility” refers to the first and second lien term loan credit facilities that were entered into on June 6, 2006, as amended;
•	“2006 Financing” refers to the financing transactions contemplated by the 2006 Credit Facility;
•	“2006 First Lien Facility” refers to the first lien term loan facility, comprising part of the 2006 Credit Facility, remaining after the repayment and termination of the second lien term loan credit facility;
•	“2007 Credit Facility” refers to the amendment and restatement of the 2006 First Lien Facility that was entered into on February 27, 2007;
•	“2007 Credit Facility Financing” refers to the financing transactions contemplated by the 2007 Credit Facility;
•	“2007 Financings” refers to the financing transactions contemplated by the 2007 Credit Facility, the First Amendment and the Bridge Facility;
•	“Bridge Facility” refers to the bridge term loan credit facility that was entered into on April 11, 2007;
•	“Bridge Loan” refers to the proceeds of the Bridge Facility;
•	“Copley” refers to The Copley Press, Inc.;
•	“Copley Acquisition” refers to the acquisition by us of all the stock of certain wholly-owned subsidiaries of Copley and the acquisition by us of certain assets, and the assumption of certain liabilities, of Copley which, taken together, comprised Copley’s midwest (Ohio and Illinois) operations and business;
•	“CP Media” and “CNC” refer to CP Media, Inc. and its predecessor entities;
•	“CP Media Acquisition” and “CNC Acquisition” refer to the acquisition by us of substantially all of the assets, and assumption of certain liabilities, of CP Media;
•	“Enterprise” refers to Enterprise NewsMedia, LLC and its subsidiaries and predecessor entities;
•	“Enterprise Acquisition” refers to the acquisition by us of all of the equity interests of Enterprise;
•	“First Amendment” refers to the amendment to the 2007 Credit Facility that was entered into on May 7, 2007;
•	“Fortress” refers to Fortress Investment Group LLC and certain of its affiliates, including certain funds managed by it or its affiliates;
•	“GAAP” refers to U.S. generally accepted accounting principles;
•	“Gannett” refers to Gannett Co., Inc.;
•	“Gannett Acquisition” refers to the acquisition by us of substantially all of the assets, and assumption of certain liabilities, of four daily newspapers and related publications and websites owned by Gannett in Rockford, Illinois; Utica, New York; Norwich, Connecticut; and Huntington, West Virginia;
•	“GateHouse Media,” “GateHouse,” the “Company,” “we,” “our” and “us” refer to GateHouse Media, Inc. and its subsidiaries and predecessor entities;

•	“IPO” refers to our initial public offering of 13,800,000 shares of common stock completed on October 30, 2006 (unless the context otherwise indicates, this does not include the 2,070,000 shares of common stock sold pursuant to the exercise of the underwriters’ option to purchase additional shares on November 3, 2006);
•	“Massachusetts Acquisitions” refers to the CNC Acquisition and the Enterprise Acquisition;
•	“Merger” refers to the June 6, 2005 merger pursuant to which FIF III Liberty Holdings LLC, a wholly-owned subsidiary of Fortress, merged with and into the Company, with the Company surviving the merger and Fortress becoming our principal and controlling stockholder;
•	“Morris” refers to Morris Publishing Group;
•	“Morris Acquisition” refers to the acquisition by us of substantially all of the assets, and assumption of certain liabilities of 15 daily newspapers and related publications and websites owned by Morris Publishing Group in South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee;
•	“Predecessor” refers to GateHouse prior to the consummation of the Merger;
•	“Predecessor Period” refers to the period prior to the consummation of the Merger;
•	“Pro forma” refers to GateHouse after giving effect to (i) for the year ended December 31, 2007, the Copley Acquisition, the Gannett Acquisition and the 2007 Financings; (ii) for the year ended December 31, 2006, the Massachusetts Acquisitions, the Copley Acquisition, the Gannett Acquisition and the 2007 Financings; and (iii) for the year ended December 31, 2005, the Merger, the Massachusetts Acquisitions and the 2006 Financing, in each case as of the beginning of the applicable period or as of the applicable date;
•	“Successor” refers to GateHouse after the consummation of the Merger;
•	“Successor Period” refers to the period after the consummation of the Merger;
•	“SureWest” refers to SureWest Directories; and
•	“SureWest Acquisition” refers to the acquisition by us of all the equity interests of SureWest.

Any data set forth anywhere in this report on Form 10-K regarding the number of our products, circulation, facilities, markets or employees is as of December 31, 2007, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD LOOKING INFORMATION

The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in this report, including under the heading “Risk Factors” in Item 1A of this report, that could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

Certain statements in this report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

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

Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 515 community publications and more than 250 related websites and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10 million people on a weekly basis. All data contained in this report regarding the number of our products, circulation, facilities or employees is as of December 31, 2007, unless otherwise indicated.

Our core products include:

•	101 daily newspapers with total paid circulation of approximately 906,000;
•	282 weekly newspapers (published up to three times per week) with total paid circulation of approximately 606,000 and total free circulation of approximately 905,000;
•	132 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.3 million;
•	over 250 locally focused websites, which extend our franchises onto the internet; and
•	seven yellow page directories, with a distribution of approximately 810,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. During the last twelve months, we created approximately 160 niche publications.

Our print and online products focus on the local community from both a content and advertising standpoint. As a result of our focus on small and midsize markets, we are usually the primary, and sometimes the sole, provider of comprehensive and in-depth local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant and of interest to our audience such as local news and politics, community and regional events, youth sports, opinion and editorial pages, and local schools.

More than 73% of our daily newspapers have been published for more than 100 years and 95% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

We have a strong history of growth through acquisitions and new product launches. Since our inception, we have acquired 395 daily and weekly newspapers, shoppers and directories. This strategy has been a critical component of our growth, and we expect to continue to pursue it in the future. We believe we have demonstrated an ability to successfully integrate acquired publications and improve their performance through sound management, including revenue generating and direct cost saving initiatives. Given our scale, we see significant opportunities to continue our acquisition and integration strategy within the highly fragmented local media industry.

We operate in 383 markets across 23 states. A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and provide consistent management. We share best practices across our organization, giving each publication the benefit of proven and executable revenue producing and cost saving initiatives. We regionally cluster functions such as ad composition, bookkeeping and production and give each publication in a cluster access to top quality production equipment, which we believe enables us to cost-efficiently provide superior products and service to our customers. In addition, our size allows us to achieve economies of scale in the purchase of insurance, newsprint and other supplies. We believe that these advantages, together with the generally lower overhead costs associated with operating in small and midsize markets, allow us to generate high operating profit margins.

Our advertising revenue tends to be stable and recurring because of our geographic diversity, with our revenues coming from markets across 23 states, the large number of products we publish and our fragmented, diversified local advertising customer base. We believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels in which to reach the local audience. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

Industry Overview

We operate in what is sometimes referred to as the “hyper-local” or community market within the media industry. Media companies that serve this segment provide highly focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique nature of their content, community publications compete to a limited extent for advertising customers with other forms of media, including: direct mail, directories, radio, television, outdoor advertising and the internet. We believe that local publications are the most effective medium for retail advertising, which emphasizes the price of goods, in contrast to radio and broadcast and cable television, which are generally used for image advertising and because they generally have the highest local penetration rates.

Locally focused media in small and midsize communities is distinct from national and urban media delivered through outlets such as television, radio, metropolitan and national newspapers and the internet. Larger media outlets tend to offer broad based information to a geographically scattered audience. In contrast, locally oriented media outlets deliver a highly focused product that is often the only source of local information in the market it serves. Our segment of the media industry is also characterized by high barriers to entry, both economic and social. Small and midsize communities can generally only sustain one newspaper. Moreover, the brand value associated with long-term reader and advertiser loyalty, and the high start-up costs associated with developing and distributing content and selling advertisements, help to limit competition. Companies within our segment of the industry generally produce stable revenues and operating profit margins as a result of these competitive dynamics and the value created for advertisers by hyper-local content and community relationships.

Industry Fragmentation

The U.S. community newspaper industry is large and highly fragmented. We believe that there are more than 1,400 daily newspapers in the United States. We also believe that more than 1,200, or approximately 85%, of these newspapers have daily circulation of less than 50,000, which we generally define as local or community newspapers.

We believe that there are only 12 companies that own more than 25 daily newspapers each and only five (including GateHouse) that own more than 50. Of the approximately 380 owners of daily newspapers in the United States, more than 350, or 93%, own less than 10 newspapers each. We believe this fragmentation provides significant consolidation opportunities in the community newspaper industry. We also believe that fragmentation and significant acquisition opportunities exist in complementary hyper-local businesses such as directories, traders, direct mail and locally focused websites.

Advertising Market

In 2006, the entire U.S. advertising market generated approximately $292.0 billion in revenue. We believe the locally oriented segment generated approximately $101.0 billion, or 35%, of this revenue.

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

The Internet

The time spent online each day by media consumers continues to grow rapidly and newspaper web sites offer a wide variety of content providing comprehensive, in-depth and up to the minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet.

Local publications are well positioned to capitalize on their existing market franchise and grow their total audience base by publishing proprietary local content online. Local online media sites now include classifieds, directories of business information, local advertising, databases and most recently, audience-contributed content. This additional community-specific content will further extend and expand both the reach and the brand of the publications with readers and advertisers.

According to a Belden Associates study of local news web sites released in May 2006, building a strong local online business extends the core audience of a local publication an average of 13% to 15%. Market-based telephone surveys by the same group put that extended reach estimate as high as 19%. The site study also showed that the two primary drivers attracting visitors to a local media site were sections displaying “Local news of the day” and “Breaking news.”

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

Circulation

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.5% since 1996 and 0.8% during the three year period from 2002 to 2004. Unlike daily newspapers, total circulation of weekly publications has increased at an average annual rate of 1.0% over the same period. The charts below present industry circulation trends from 1996 through 2005.

Total U.S. Daily Newspaper Circulation(1)	Total U.S. Weekly Newspaper Circulation(1)
(In Millions)	(In Millions)

(1)	Source: Newspaper Association of America

Our Strategy

We plan to grow our revenue and cash flow per share through a combination of (i) organic growth in our existing portfolio, (ii) disciplined acquisitions of additional assets and operating companies within the highly fragmented local media industry and (iii) the realization of economies of scale and operating efficiencies. The key elements of our strategy are:

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

Pursue a Disciplined and Accretive Acquisition Strategy in Existing and New Markets.  The local media industry is highly fragmented and we believe we have a strong platform for creating additional shareholder value. We evaluate acquisitions on an ongoing basis and intend to pursue acquisitions of locally focused media businesses, including directories, traders, direct mail and web site operators, that are accretive to our cash flow. We continue to have a disciplined approach to acquisitions and are likely to pursue only acquisitions that are additive to our existing clusters, or are large enough to form the basis of a new cluster, or provide a platform for entry into new markets or locally focused media products. From time to time, we are in discussions with potential acquisition candidates and, although as of the date of this report on Form 10-K we are not a party to any definitive agreements relating to any material acquisitions, individually or in the aggregate, we are currently participating in competitive sales processes for several companies that meet our acquisition criteria, some of which could be significant. There can be no assurance that we will succeed in acquiring any of these companies.

Leverage Benefits of Scale and Clustering to Increase Cash Flows and Operating Profit Margins.  We intend to continue to take advantage of geographic clustering to realize operating and economic efficiencies in areas such as labor, production, overhead, raw materials and distribution costs. We believe we will be able to increase our cash flows and expand our operating profit margins as we streamline and further centralize purchasing and administrative functions and integrate acquired properties.

Introduce New Products or Modify Our Products to Enhance the Value Proposition for Our Advertisers.  We believe that our established positions in local markets, combined with our publishing and distribution capabilities, allow us to develop and customize new products to address the evolving interests and needs of our readers and advertisers. These products are often specialty publications that address specific interests such as employment, healthcare, hobbies and real estate. In addition, we intend to capitalize upon our unique position in local markets to introduce other marketing oriented products such as directories, magazines, shoppers and other niche publications in both online and printed format in order to further enhance our value to advertisers.

Pursue a Content-Driven Internet Strategy.  We believe that we are well-positioned to increase our online penetration and generate additional online audience and revenues due to both our ability to deliver unique local content and our relationships with readers and advertisers. We believe this presents an opportunity to increase our overall audience penetration rates and advertising market share in each of the communities we serve. We expect that centralizing our technology and building a network of websites will allow us to aggregate classified advertisements and build online classified products in areas such as real estate, automotive and recruitment. We will also have the ability to sell online display advertising and online video advertising locally and nationally. Finally, we will generally be able to share content across our organization within this network. This gives each of our publications access to technology, online management expertise, content and advertisers that they may not have been able to obtain or afford if they were operating independently.

Increase Sales Force Productivity.  We aim to continue to increase the productivity of our sales force and, in turn, advertising revenues. Our approach includes ongoing company-wide training of sales representatives and sales managers with training programs that focus on strengthening their ability to gather relevant demographic information, present to customers, understanding multi-media and product portfolio sales, effectively utilize time and close on sales calls. Our training includes sharing “best practices” of our most successful account representatives. Finally, for managers, we have created a “train the trainer” program to enable our clusters to effectively propagate our training programs. We regularly evaluate the performance of our sales representatives and sales management and implement contests and other incentive compensation programs. We also regularly evaluate our advertising rates to ensure that we are maximizing revenue opportunities. We believe that better accountability and measurement of our sales force when combined with training and access to better demographic and marketing information will lead to greater productivity and revenue from the sales force.

Products

Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers and (iv) niche publications. Key characteristics of each of these types of publications are summarized in the table below. In addition, through our SureWest Acquisition, completed in the first quarter of 2007, we have also increased the number of on-line and print telephone directories in our product mix.

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free
Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed weekly, monthly or on annual basis
Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded or booklet	Printed on newsprint or glossy, folded, booklet, magazine or book
Content:	50% editorial (local news and coverage of community events, some national headlines) and 50% ads (including classifieds)	50% editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and 50% ads (including classifieds)	Almost 100% ads, primarily classifieds, display and inserts	Niche content and targeted ads (e.g., Chamber of Commerce city guides, tourism guides and special interest publications such as, seniors, golf, real estate, calendars and directories)

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications
Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales	Paid: Revenue from advertising, rack/box sales
		Free: Advertising revenue only, provide 100% market coverage.	Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only
Internet Availability:	Available online	Major publications available online	Major publications available online	Selectively available online

Overview of Operations

We operate in five geographic regions: Northeast, Western, Northern Midwest, Southern Midwest and Atlantic. A list of our dailies, weeklies and shoppers in each of our geographic regions is included under “List of Our Dailies, Weeklies and Shoppers” in this report. We also operate over 250 related websites. A list of such websites is included under “List of Websites” in this report.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation(1)
Operating Region	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Northeast	9	117	11	407,904	718,820	1,126,724
Western	24	76	37	502,823	607,422	1,110,245
Northern Midwest	26	19	36	177,960	728,597	906,557
Southern Midwest	29	37	28	237,007	615,448	852,455
Atlantic	13	33	20	186,476	540,325	726,801
Total	101	282	132	1,512,170	3,210,612	4,722,782

(1)	Circulation statistics are estimated by our management as of December 31, 2007, except that audited circulation statistics, to the extent available, are utilized as of the audit date.

Northeast Region.  We are one of the largest community newspaper publishers in New England by number of daily publications, serving 160 communities in markets across eastern Massachusetts and Norwich, Connecticut. Our three largest daily newspapers are located in our Northeast region: The Patriot Ledger (founded in 1837 with circulation of 51,002), the Enterprise (founded in 1880 with circulation of 30,424) and the MetroWest Daily News (founded in 1897 with circulation of 21,201).

Many of the towns within our Northeast region were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our Northeast region has 34 daily and weekly newspapers that are over 100 years old.

Our publications serve some of the most demographically desirable communities in New England. The Boston DMA is the fifth largest market in the United States with 2.4 million households and 6.2 million people, and ranks first nationally in concentration of colleges and universities.

Massachusetts boasts nearly one million households in the region earning greater than $75,000, and a 62% homeownership rate. This upscale demographic provides a desirable market for advertisers. According to Scarborough Research, daily newspaper readership in the top 10 DMA’s reaches 70% of the market in a 5-day cumulative audience. We reach 1.7 million readers in the Eastern Massachusetts market.

Eastern Massachusetts has a strong retail base and is home to a number of large regional malls including the South Shore Plaza, the largest retail shopping center in New England. Retail sales in the Boston market totaled $121 billion in 2006, making this concentrated area an important market for local and national advertisers alike.

Eastern Massachusetts is also widely recognized as an employment center for leading growth industries such as technology, biotechnology, healthcare and higher education. Many of the region’s leading employers are located in the communities served by our Northeast region’s publications. Thus, residents can work and shop close to home, making the news, information and local advertising provided by our publications integral to their lives.

Our Norwich, Connecticut property brings some stability to our Northeast region as the Eastern Connecticut economy differs from the nation and New England markedly. Any potential recession in the future is predicted to be “shallow and short” according to Connecticut Economic Resource Center. Primary economic drivers include two of the world’s largest casinos with a third in grand opening mode, military submarine manufacture and pharmaceutical research — all of which are growing their workforces and investing substantially in new construction. Foxwoods Casino has teamed with powerhouse MGM Grand on a $700.0 million sister casino (2,000 casino jobs) project, while the Mohegan Sun is responding with their own $740.0 million expansion (800 casino jobs). Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy. Pfizer recently transferred approximately 750 employees from other states to the New London facility and may add another 250 in 2009. General Dynamics, that faced potential closure just three years ago with the possible closure of the Naval submarine base, is now slated to manufacture two submarines a year.

The following table sets forth information regarding our publications and production facilities in the Northeast region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	8	117	9	3
Connecticut	1	0	2	1
Total	9	117	11	4

In the first quarter 2008, we acquired one weekly publication in the Northeast region with an aggregate circulation of approximately 6,500.

Western Region.  Our Western region encompasses Illinois, parts of Minnesota, California, Colorado and Arizona and a total of 24 daily, 76 weekly newspapers and 37 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across the region.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. Major daily newspapers in Rockford, Peoria, and the state capitol of Springfield coupled with the southern and western Chicago suburbs and community coverage across the state make us the largest publishing company in Illinois. 20 paid daily newspapers, 46 paid weekly newspapers, 11 free weekly papers, and 27 shoppers provide inclusive coverage across our three main clusters which are further supported by 10 print production facilities.

The suburban Chicago cluster publishes 25 weekly newspapers and one shopper publication in the southern and western suburbs. Coupled with these publications is the door-to-door Independent Delivery System which offers targeted delivery to over 2 million households per week in the nine county suburban Chicago cluster.

Approximately 85 miles to the west of the Chicago suburban cluster is the Rockford Register Star supported by its over 55,150 daily paid circulation base and ancillary products such as Rockford Women magazine, Espejo and the Star Shopper. This acquisition has allowed the press facility in Freeport, Illinois to transfer its print responsibilities to Rockford thus gaining print quality and efficiencies. The Rockford Register Star benefits from a $28.0 million press and building renovations completed in late 2006.

The western cluster of Illinois is composed of 8 daily, 20 weekly, and 15 shopper publications. The Peoria Journal Star with its daily paid circulation of approximately 65,144 has also provided print efficiencies to neighboring publications. This coupled with the print capacities of our Galesburg print facility located at the Galesburg Register Mail has enhanced print and distribution levels. The market we serve reflects the diversity of the western cluster. This includes manufacturing facilities for Caterpillar and John Deere, the educational opportunities offered at Bradley University, Monmouth College, Knox College, and Western Illinois University, various health care centers and providers, plus agricultural leaders such as Pioneer and Monsanto.

The Springfield State Journal-Register with a daily paid circulation of over 47,953 covers the state capital of Illinois and begins coverage of the southern cluster of Illinois. Further south the SI Trader with its paid weekly circulation of 23,443 adds further support to the additional 9 daily newspapers, 11 paid weekly publications, and weekly shoppers throughout this section of the state.

Combining the print and distribution capabilities of our properties throughout Illinois has allowed editorial and advertising opportunities to be developed for timely and cost-efficient product development and market penetration. Statewide themed inserts sold through each paper and reaching paid circulation of approximately 440,000 has opened up new advertising and marketing opportunities both in print and on-line.

We are represented in Southwestern Minnesota through seven paid weekly newspapers and four shoppers. St. James, Redwood Falls, Sleepy Eye, Granite Falls, Cottonwood, Wabasso, and Montevideo are all communities with populations of 10,000 and under. This Minnesota cluster is printed primarily through our printing facility in Montevideo and represents the primary local news and information source for these communities.

Telluride in the Southwest and LaJunta in the Southeast represent Colorado properties. Through these two main locations we operate two paid daily newspapers, five paid weekly publications, and one shopper. Along with LaJunta and Telluride we also serve Bent County, Fowler, Norwood, Silverton, and produce the weekly agricultural newspaper, The Ag Journal.

We are represented in California by two daily newspapers in Ridgecrest and Yreka, five paid weekly papers in Dunsmuir, Mt. Shasta, Weed, Gridley, and Taft, and five shoppers in Gridley, Mt. Shasta, Taft, Ridgecrest and Yreka. There is also a specialty/niche publication group located in Orange County. The diversity of California is well represented by these publications in that they reach from northern California through the southern desert and China Lake naval base in Ridgecrest.

Globe Arizona is the production center for three of our publications. Two paid weekly newspapers, the Moccasin and The Arizona Silverbelt and one shopper, The Gila County Advantage.

The following table sets forth information regarding our publications and production facilities in the Western region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	20	57	27	10
Southern Minnesota	0	7	4	1
California	2	5	5	3
Colorado	2	5	0	1
Arizona	0	2	1	1
Total	24	76	37	16

Northern Midwest Region.  Our Northern Midwest region, including the recent Morris Acquisition, comprises 26 daily and 19 weekly newspapers and 36 shoppers spanning eight states: Michigan, parts of Minnesota, North Dakota, South Dakota, Iowa, Nebraska, Kansas and parts of Missouri. Each of our daily newspapers and five of our weeklies in the Northern Midwest region serve communities located in a county seat. Our daily and weekly news products in this region average more than 100 years in continuous operation and our shopper publications are among the first ever published, with histories dating to the early 1960s.

The communities we serve in our Northern Midwest region are largely rural but also support educational institutions, government agencies (including prisons and military bases), tourism, veterinary medicine and ethanol and agricultural chemical manufacturing. The area is also strong in the automotive (including recreational vehicles), boat, home construction products and furniture manufacturing sectors.

The greatest concentration of circulation and market presence in our Northern Midwest region is in northern Missouri where we operate nine daily and one weekly newspaper and 11 shoppers. We cover the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

We also have a strong presence in southern Michigan where five of our dailies — Adrian, Coldwater, Holland, Hillsdale and Sturgis — along with three weeklies and eight shoppers blanket the southern tier of the state and into Indiana. The 17,515-circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

Our Kansas City cluster includes nine publications (three daily and two weekly newspapers and three shoppers) located in the eastern Kansas cities of Leavenworth, Kansas City and Lansing and on the Missouri side, Independence and Blue Springs. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster, with a population over 700,000, is home to several prominent companies, including Hallmark, H&R Block, Interstate Bakeries, and the University of Kansas.

We also have clusters in and around Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota) and near Mason City, Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.

The following table sets forth information regarding our publications and production facilities in the Northern Midwest region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Michigan	8	7	10	7
Minnesota	1	1	2	1
North Dakota	1	0	1	1
Iowa	1	5	3	1
Nebraska	2	2	4	2
Kansas	2	2	3	1
Northern Missouri	9	1	11	7
South Dakota	2	1	2	2
Total	26	19	36	22

On February 29, 2008, we sold two daily, one weekly and two shopper publications in the towns of Yankton and Vermillion, South Dakota.

Southern Midwest Region.  Our Southern Midwest region comprises 29 daily and 37 weekly newspapers and 28 shoppers in parts of Missouri, Kansas, Arkansas, Florida, Ohio, Oklahoma, Tennessee and Louisiana.

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

The Joplin cluster is located in southwest Missouri and produces two daily and four weekly newspapers and two shoppers that serve a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort and several large medical centers in addition to a diverse mix of retail businesses, including the 120-store Northpark Mall.

The Wichita cluster, with a population of approximately 600,000 people, consists of seven dailies, three weeklies and eight shoppers in the towns of Augusta, Derby, El Dorado, Pratt, Wellington, Newton and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertisers a package providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a key component of the local economy.

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

Purchased as part of our acquisition from Copley in April 2007, the Ohio cluster is anchored in Canton, Ohio, the seventh largest city in the state and home to the Pro Football Hall of Fame, and covers Stark and Tuscarawas Counties. It is comprised of three daily newspapers and one weekly publication. The Repository is a 67,929 daily newspaper that covers the entire area of Stark County. The Dover New Philadelphia Times Reporter is a 22,395 daily publication located 40 miles south of Canton in Tuscarawas County. The Massillon Independent a 11,987 circulation daily that is located in western Stark County. The Suburbanite is a 33,800 weekly publication that circulates in the affluent northern Stark County area. The Ohio cluster has very successful web sites with more than 1.25 million combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

The following table sets forth information regarding our publications and production facilities in the Southern Midwest region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Southern Missouri	5	15	8	2
Kansas	9	5	10	4
Louisiana	4	6	5	3
Arkansas	4	10	0	2
Florida	1	0	1	1
Ohio	3	1	2	2
Oklahoma	2	0	2	2
Tennessee	1	0	0	0
Total	29	37	28	16

In the first quarter of 2008, we acquired 12 weekly, and one shopper publication in the Southern Midwest region located in the Dover, Delaware area, with an aggregate circulation of approximately 184,000.

On March 10, 2008, we sold one daily and one shopper publication in Winter Haven, Florida.

Atlantic Region.  Our holdings in New York, Pennsylvania and West Virginia are anchored by two clusters, one in the area around Honesdale in northeastern Pennsylvania and the other in the area around Corning and Hornell in southwestern New York. Virtually all of our 13 dailies in the Atlantic region date back more than 100 years.

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

We enjoy a dominant presence in Upstate New York, including the popular Finger Lakes Region and the greater Rochester area. Messenger Post Media, with a combination of 23 publications that span four counties, has combined circulation of 249,675. This growing commercial market has a strong tourism base and is known for scores of boutique wineries. The flagship of Messenger Post Media is the 14,375-circulation Daily Messenger in Canandaigua. Ten additional weekly newspapers and 12 weekly/shoppers ring the greater Rochester area, making us a major player in Monroe County.

In southwestern New York, our operations are centered around four publications based in Steuben County. In Corning, The Leader, a recently acquired 11,400 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. Due to Corning Incorporated’s presence, this has become a vibrant retail community. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,800 circulation Steuben Courier, a free-distribution weekly. The Hornell-Canisteo Penn-E-Saver, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Allegany County Pennysaver, cover most households. In Livingston County to the north, the Dansville-Wayland Pennysaver, the Geneseeway Shopper and the Genesee Country Express complement one another with combined circulation of 23,233. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to over 15,000 households centered around the county seat of Penn Yan.

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

In addition to the clustered publications, we have several strong standalone newspapers in the Atlantic region with total circulation of approximately 175,000. In addition to our standalone daily publications in Waynesboro, Pennsylvania, Jackson County, West Virginia, and in Herkimer and Little Falls, New York, we acquired the Observer-Dispatch in Utica, New York in May 2007. The Utica operations include one daily, seven weekly pennysavers, a weekly newspaper in Hamilton. The Utica and Herkimer County operations take advantage of numerous synergies in printing, circulation and advertising.

The following table sets forth information regarding our publications and production facilities in the Atlantic region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
New York	8	27	16	6
Pennsylvania	4	4	2	3
West Virginia	1	2	2	2
Total	13	33	20	11

In the first quarter of 2008, we acquired one weekly and three shopper publications in the Atlantic region with an aggregate circulation of 24,300.

Directories.

The core of our directory portfolio is comprised of the four yellow page directories acquired in the SureWest Acquisition, which are located in and around the Sacramento, California area, primarily in Roseville, California. The four directories have an aggregate circulation of approximately 730,000 and service Roseville, Greater Sacramento, Auburn/Grass Valley/Nevada City and Folsom/El Dorado/Placerville, reaching four counties within the Sacramento region.

Our SureWest portfolio is highlighted by the Roseville and Greater Sacramento directories. The Roseville directory is the incumbent (with a circulation of approximately 300,000) and has served the local Roseville community for over 90 years and has achieved more than 50% market share. The Greater Sacramento directory (with a circulation of approximately 250,000) targets its delivery to the highest income consumers in Sacramento covering approximately 800,000 people and a retail market of $2.2 billion.

The Sacramento region has experienced rapid economic expansion over the past decade due to its population growth and business development. Over the past 10 years, the region has increased to almost 2.2 million people, a growth rate of approximately 25%. The area boasts a diversified economy with both traditional economic activity (including significant government and government related business) and innovative business activity with the presence of prominent growing companies such as Hewlett Packard, Intel and Oracle. As a result, the area is increasingly characterized by sophisticated consumers with attractive wealth profiles. In addition, much of the area’s growth has been contributed by the professional and business services and leisure and hospitality sectors, which historically utilize directories advertising as a primary medium to market their products and services.

We also own three additional directories including two Michigan and Indiana phone guides servicing St. Joseph County, Michigan and LaGrange County, Indiana, and Branch County, Michigan and Steuben County, Indiana, respectively, and a yellow page directory based in Mt. Shasta, California.

Revenue

Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including single copy sales and home delivery subscriptions) and (iii) other (primarily commercial printing). In 2007, advertising, circulation and other revenue accounted for approximately 73%, 21% and 6%, respectively, of our pro forma total revenue. The contribution of advertising, circulation and other revenue to our total revenue in 2005, 2006 and 2007 and to pro forma total revenue in 2007 was as follows:

	Period from January 1, 2005 to June 5, 2005	Period from June 6, 2005 to December 31, 2005	Non-GAAP Combined Year Ended December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2007
	(Predecessor)	(Successor)		(Successor)	(Successor)	(Pro Forma)
	(In Thousands)
Revenue:
Advertising	$63,172	$88,798	$151,970	$238,721	$435,769	$485,987
Circulation	14,184	19,298	33,482	52,656	119,649	138,450
Commercial printing and other	8,134	11,415	19,549	23.553	33,510	37,428
Total revenue	$85,490	$119,511	$205,001	$314,930	$588,928	$661,865

Advertising

Advertising revenue is the largest component of our revenue, accounting for approximately 74%, 76% and 74% of our total revenue in 2005, 2006 and 2007, respectively, and 73% of our pro forma total revenue in 2007. We categorize advertising as follows:

•	Local Display — local retailers, local accounts at national retailers, grocers, department and furniture stores, auto dealers, niche shops, restaurants and other consumer related businesses.
•	Local Classified — local employment, automotive, real estate and other advertising.

•	National — national and major accounts such as wireless communications companies, airlines and hotels.

We believe that our advertising revenue tends to be more stable than the advertising revenue of large metropolitan and national print media because we rely primarily on local rather than national advertising. We generally derive 95% of our advertising revenue from local advertising (both local display and local classified) and only 5% from national advertising. Local advertising tends to be less sensitive to economic cycles than national advertising as local businesses generally have fewer effective advertising channels through which to reach their customers. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

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

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our pro forma total revenue in 2007 or our total revenue in 2005, 2006 or 2007 and our 20 largest advertisers accounted for less than 5% of our pro forma total revenue in 2007.

Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter, followed by our third quarter, historically are our weakest quarters of the year in terms of revenue. Correspondingly, our second fiscal quarter, and fourth fiscal quarter, historically are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.

Circulation

Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. We own 101 paid daily publications that range in circulation from approximately 1,000 to over 68,000 and 191 paid weekly publications that range in circulation from approximately 1,000 to 24,000. Circulation revenue accounted for approximately 16%, 17% and 20% of our total revenue in 2005, 2006 and 2007, respectively, and 21% of our pro forma total revenue in 2007.

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

We encourage subscriber use of EZ Pay, a monthly credit card charge or direct bank debit payment program, which has led to higher retention rates for subscribers. We also use an active stop-loss program for all expiring subscribers. Additionally, in order to improve our circulation revenue and circulation trends, we periodically review the need for quality enhancements, such as:

•	Upgrading and expanding printing facilities and printing presses.
•	Increasing the use of color and color photographs.
•	Improving graphic design, including complete redesigns.
•	Developing creative and interactive promotional campaigns.
•	Converting selected newspapers from afternoon to morning publications.

•	Converting selected publications from free circulation to paid and vice versa.

We have also recently brought on board two Vice Presidents of Circulation who have had stellar careers in this field. We will leverage their expertise in growing circulation across our portfolio of products.

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Other sources of revenue, including commercial printing, accounted for approximately 10%, 7% and 6% of our total revenue in 2005, 2006 and 2007, respectively, and 6% of our pro forma total revenue in 2007.

Printing and Distribution

We operate 69 print facilities and had an additional print facility up for sale. We own 68 of these facilities and lease the remaining one. Each of our print facilities produces eight publications on average and is generally located within 60 miles of the communities it serves. Our publications are generally fully paginated using image-setter technology, which allows for design flexibility and high quality reproduction of color graphics. By clustering our production resources, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Newsprint

We have been a member of a newsprint-buying consortium since March 2002 which enables our local publishers to obtain favorable pricing by purchasing newsprint from local mills at reduced rates negotiated by the consortium. As a result, we have generally been able to purchase newsprint at a price of $10 to $12 per metric ton below the market price. On August 1, 2006, we switched to a larger newsprint-buying consortium that will give us improved pricing and assurance of adequate supply as compared to our previous newsprint provider. We generally maintain a 30 – 35-day inventory of newsprint.

Historically, the market price of newsprint has been volatile, reaching a high of approximately $750 per metric ton in 1996 and a low of $410 per metric ton in 2002. The average market price of newsprint during 2007 was approximately $589 per metric ton.

In 2007, on a pro forma basis, we purchased approximately 83,000 metric tons of newsprint (including for commercial printing) and the cost of our newsprint consumption totaled approximately $50.8 million. Our newsprint expense generally averages less than 10% of total revenue, which compares favorably to larger, metropolitan newspapers.

Competition

Each of our publications competes for advertising revenue to varying degrees with direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers and other print and online media sources. However we believe that barriers to entry are high in our markets due to our position as the preeminent source for local news and information therein, because our markets are generally not large enough to support a second newspaper and because our local news gathering infrastructures, sales networks and relationships would be time consuming and costly to replicate. We also have highly recognized local brand names and long histories in the towns we serve.

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

The level of competition and primary competitors we face vary from market to market. Competition tends to be based on penetration, demographic and quality factors, as opposed to price factors. The competitive environment in each of our operating regions is discussed in greater detail below.

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

Western Region.  The Western region consists of 50 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market we are in, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services such as attorneys and doctors and not the local retail advertisers, as is the focus with our non-directory publications. In the Western region, we face regional competition with three of our daily newspapers in Illinois. Lee Enterprises has the Southern Illinoisan that is located in Carbondale. This is a regional newspaper that competes with our dailies in Marion, Benton, West Frankfort and DuQuoin. In all four of these cases, we believe our publications are the dominant local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and we do not believe it is significant. We have very little television competition in the Western region because of our geographic location in relation to major markets. There are no local television affiliates in our markets.

Northern Midwest Region.  In our Northern Midwest markets we believe our publications are generally the dominant media in those markets. Our only significant competition comes from regional television stations in Adrian, Michigan and Leavenworth, Kansas. We also face competition from dozens of other competitors such as other local daily and weekly papers and niche publications, as well as radio, other television stations, directories, direct mail and non-local internet websites, but none of these have proven to be significant.

Southern Midwest Region.  In our Southern Midwest markets we believe our publications are generally the dominant media in those markets. Our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications. We believe our publications tend to be the dominant publications in their market.

Atlantic Region.  In our Atlantic markets we believe our publications are generally the dominant media in those markets. Daily newspapers owned by Gannett Publishing (The Star-Gazette in Elmira, NY and the Chambersburg (PA) Public-Opinion) compete with us in several markets in the Atlantic region. We also face competition from other major newspaper companies in several other Atlantic region markets: Schurz Communication’s Hagerstown (MD) Herald-Mail; Times-Shamrock Company’s Scranton (PA) The Times-Tribune and Towanda Daily/Sunday Review; Community Newspaper Holdings, Inc.’s (“CNHI”) Sunbury Daily Item; Ogden-Nutting’s Williamsport Sun-Gazette; Newshouse Newspaper’s Syracuse Post-Standard; and CNHI’s Cumberland (MD) Times News. Our competitors in the Atlantic region also include numerous other daily and weekly newspapers, local radio stations, shopping guides, directories and niche publications. We believe our publications, many of which have an extensive history in the market, tend to be the dominant local publication.

Management and Employees

Each of the six members of our executive management team have an average of over 20 years of industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles. We also have a seasoned team of managers at the local level, where our 109 publishers have an average of approximately 20 years of industry experience.

We had approximately 7,212 full time equivalent employees, consisting of hourly and salaried employees. We employ union personnel at sixty nine of our 515 core publications (less than 1,341 full-time equivalent employees). There were 27 collective bargaining agreements covering union personnel and no single agreement covered more than 250 employees. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

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

List of Our Dailies, Weeklies, Shoppers and Directories

Our dailies, weeklies, shoppers and directories are listed below:

Northeast Region

Publication	Principal City, State	Type
The Enterprise	Brockton, MA	Daily
The MetroWest Daily News	Framingham, MA	Daily
The Milford Daily News	Milford, MA	Daily
The Daily News Transcript	Norwood, MA	Daily
Patriot Ledger	Quincy, MA	Daily
The Daily News Tribune	Waltham, MA	Daily
The Herald News	Fall River, MA	Daily
Taunton Daily Gazette	Taunton, MA	Daily
Norwich Bulletin	Norwich, CT	Daily
Abington Mariner/Rockland Standard	Abington, MA	Paid Weekly
The Beacon	Acton/Roxboro, MA	Paid Weekly
Allston/Brighton TAB	Allston, MA	Paid Weekly
Amesbury News	Amesbury, MA	Paid Weekly
The Arlington Advocate	Arlington, MA	Paid Weekly
Ashland TAB	Ashland, MA	Paid Weekly
Bedford Minuteman	Bedford, MA	Paid Weekly
Belmont Citizen-Herald	Belmont, MA	Paid Weekly
Beverly Citizen	Beverly, MA	Paid Weekly
Billerica Minuteman	Billerica, MA	Paid Weekly
The Bolton Common	Bolton, MA	Paid Weekly
Tri-Town Transcript	Boxford, MA	Paid Weekly
Braintree Forum	Braintree, MA	Paid Weekly
The Cape Codder	Brewster, MA	Paid Weekly
Burlington Union	Burlington, MA	Paid Weekly
Cambridge Chronicle	Cambridge, MA	Paid Weekly
Canton Journal	Canton, MA	Paid Weekly
Carver Reporter	Carver, MA	Paid Weekly
Chelmsford Independent	Chelmsford, MA	Paid Weekly
The Lancaster Times & Clinton Courier	Clinton, MA	Paid Weekly
Cohasset Mariner	Cohasset, MA	Paid Weekly
The Concord Journal	Concord, MA	Paid Weekly
Danvers Herald	Danvers, MA	Paid Weekly
Dover/Sherborn Press	Dover, MA	Paid Weekly
Halifax/Plympton Reporter	Halifax, MA	Paid Weekly
Hamilton-Wenham Chronicle	Hamilton, MA	Paid Weekly
Hanover Mariner	Hanover, MA	Paid Weekly
The Harvard Post	Harvard, MA	Paid Weekly
Harwich Oracle	Harwich, MA	Paid Weekly
The Hingham Journal	Hingham, MA	Paid Weekly
Holbrook Sun	Holbrook, MA	Paid Weekly
Holliston TAB	Holliston, MA	Paid Weekly
Hopkinton Crier	Hopkinton, MA	Paid Weekly
Hudson Sun	Hudson, MA	Paid Weekly
The Register	Hyannis, MA	Paid Weekly
Ipswich Chronicle	Ipswich, MA	Paid Weekly
Kingston Reporter	Kingston, MA	Paid Weekly
Lexington Minuteman	Lexington, MA	Paid Weekly
Lincoln Journal	Lincoln, MA	Paid Weekly
Littleton Independent	Littleton, MA	Paid Weekly

Publication	Principal City, State	Type
Malden Observer	Malden, MA	Paid Weekly
Mansfield News	Mansfield, MA	Paid Weekly
Marblehead Reporter	Marblehead, MA	Paid Weekly
The Sentinel	Marion, MA	Paid Weekly
Marlborough Enterprise	Marlborough, MA	Paid Weekly
Marshfield Mariner	Marshfield, MA	Paid Weekly
The Beacon-Villager	Maynard/Stow, MA	Paid Weekly
Medfield Press	Medfield, MA	Paid Weekly
Medford Transcript	Medford, MA	Paid Weekly
Melrose Free Press	Melrose, MA	Paid Weekly
Natick Bulletin & Tab	Natick, MA	Paid Weekly
North Andover Citizen	North Andover, MA	Paid Weekly
The Northborough/Southborough Villager	Northborough/Southborough, MA	Paid Weekly
Norton Mirror	Norton, MA	Paid Weekly
Norwell Mariner	Norwell, MA	Paid Weekly
Easton Journal	Easton, MA	Paid Weekly
Westwood Press	Framingham, MA	Paid Weekly
Georgetown Record	Georgetown, MA	Paid Weekly
Old Colony Memorial	Plymouth, MA	Paid Weekly
The Reading Advocate	Reading, MA	Paid Weekly
Roslindale Transcript	Roslindale, MA	Paid Weekly
Saugus Advertiser	Saugus, MA	Paid Weekly
Scituate Mariner	Scituate, MA	Paid Weekly
Sharon Advocate	Sharon, MA	Paid Weekly
Shrewsbury Chronicle	Shrewsbury, MA	Paid Weekly
Somerville Journal	Somerville, MA	Paid Weekly
Stoughton Journal	Stoughton, MA	Paid Weekly
The Sudbury Town Crier	Sudbury, MA	Paid Weekly
Swampscott Reporter	Swampscott, MA	Paid Weekly
Tewksbury Reporter	Tewksbury, MA	Paid Weekly
Wakefield Observer	Wakefield, MA	Paid Weekly
Wareham Courier	Wareham, MA	Paid Weekly
Watertown TAB & Press	Watertown, MA	Paid Weekly
The Wayland Town Crier	Wayland, MA	Paid Weekly
The Wellesley Townsman	Wellesley, MA	Paid Weekly
West Roxbury Transcript	West Roxbury, MA	Paid Weekly
Westborough News	Westborough, MA	Paid Weekly
Westford Eagle	Westford, MA	Paid Weekly
The Weston Town Crier	Weston, MA	Paid Weekly
Weymouth News	Weymouth, MA	Paid Weekly
The Winchester Star	Winchester, MA	Paid Weekly
Norwood Bulletin	Norwood, MA	Paid Weekly
Pembroke Mariner & Reporter	Pembroke, MA	Paid Weekly
The North Attleborough Free Press	North Attleborough, MA	Paid Weekly
The WalpoleTimes	Walpole, MA	Paid Weekly
Avon Messenger	Avon, MA	Free Weekly
Country Gazette	Bellingham, MA	Free Weekly
North Shore Sunday	Danvers, MA	Free Weekly
Bridgewater Independent	Bridgewater, MA	Free Weekly
Brookline TAB	Brookline, MA	Free Weekly
Cambridge TAB	Cambridge, MA	Free Weekly
Duxbury Reporter	Duxbury, MA	Free Weekly
East Bridgewater Star	E. Bridgewater, MA	Free Weekly

Publication	Principal City, State	Type
Framingham TAB	Framingham, MA	Free Weekly
Hanson Town Crier	Hanson, MA	Free Weekly
Lakeville Call	Lakeville, MA	Free Weekly
Needham Times	Needham, MA	Free Weekly
Newton TAB	Newton, MA	Free Weekly
The Newburyport Current	Newburyport, MA	Free Weekly
Plymouth Bulletin	Plymouth, MA	Free Weekly
Randolph Herald	Randolph, MA	Free Weekly
Raynham Call	Raynham, MA	Free Weekly
Salem Gazette	Salem, MA	Free Weekly
Stoneham Sun	Stoneham, MA	Free Weekly
Taunton Call	Taunton, MA	Free Weekly
West Bridgewater Times	West Bridgewater, MA	Free Weekly
Whitman Times	Whitman, MA	Free Weekly
Wilmington Advocate	Wilmington, MA	Free Weekly
Woburn Advocate	Woburn, MA	Free Weekly
OJornal	Fall River, MA	Free Weekly
El Latino Expreso	Fall River, MA	Free Weekly
The Point	Fall River, MA	Free Weekly
Falmouth Bulletin	Falmouth, MA	Free Weekly
Sandwich Broadsider	Sandwich, MA	Free Weekly
Bourne Courier	Bourne, MA	Free Weekly
Cape Ann Beacon	Cape Ann, MA	Free Weekly
O Journal Brasieiro	Fall River, MA	Free Weekly
The Wrap/Quincy	Quincy, MA	Shopper
The Wrap/Brockton	Brockton, MA	Shopper
Brockton Pennysaver	Brockton, MA	Shopper
Mashpee/Cotuit Pennysaver	Cotuit, MA	Shopper
Dennis Pennysaver	Dennis, MA	Shopper
Hyannis/Centerville Pennysaver	Hyannis, MA	Shopper
Yarmouth Pennysaver	South Yarmouth, MA	Shopper
Better Living	Taunton, MA	Shopper
South Coast Life	Fall River, MA	Shopper
Shop Local Town and Country	Norwich, CT	Shopper
Shop Local Shoreline	Norwich, CT	Shopper

Western Region

Publication	Principal City, State	Type
Benton Evening News	Benton, IL	Daily
Daily Ledger	Canton, IL	Daily
The Carmi Times	Carmi, IL	Daily
Du Quoin Evening Call	Du Quoin, IL	Daily
The Journal Standard	Freeport, IL	Daily
Eldorado Daily Journal	Eldorado, IL	Daily
Harrisburg Daily Register	Harrisburg, IL	Daily
La Junta Tribune Democrat	La Junta, CO	Daily
Macomb Journal	Macomb, IL	Daily
Marion Daily Republican	Marion, IL	Daily
Daily Review Atlas	Monmouth, IL	Daily
The Olney Daily Mail	Olney, IL	Daily
Pekin Daily Times	Pekin, IL	Daily
Daily Leader	Pontiac, IL	Daily
The Daily Independent	Ridgecrest, CA	Daily
Star-Courier	Kewanee, IL	Daily
Telluride Daily Planet	Telluride, CO	Daily
Daily American	West Frankfort, IL	Daily
Siskiyou Daily News	Yreka, CA	Daily
Journal Star	Peoria, IL	Daily
The Register-Mail	Galesburg, IL	Daily
The State Journal-Register	Springfield, IL	Daily
The Courier	Lincoln, IL	Daily
Rockford Register Star	Rockford, IL	Daily
Advocate Press	Flora, IL	Paid Weekly
Press	Addison/Bensenville/Wood Dale, IL	Paid Weekly
The Times Record	Aledo, IL	Paid Weekly
Life	Berwyn/Cicero, IL	Paid Weekly
Suburban Life	Brookfield, IL	Paid Weekly
The Weekly Times	Carmi, IL	Paid Weekly
Press	Bloomingdale/Glendale Heights/ Carol Stream/Roselle/Itasca, IL	Paid Weekly
Randolph County Herald Tribune	Chester, IL	Paid Weekly
Steeleville Ledger	Steeleville, IL	Paid Weekly
The Progress	Christopher, IL	Paid Weekly
Ridgway News	Shawneetown, IL	Paid Weekly
Tri-County News	Cottonwood, MN	Paid Weekly
Suburban Life	Countryside, IL	Paid Weekly
Suburban Life	Darien, IL	Paid Weekly
Reporter	Downers Grove, IL	Paid Weekly
Ashley News	Ashley, IL	Paid Weekly
Du Quoin News	Du Quoin, IL	Paid Weekly
Press	Elmhurst, IL	Paid Weekly
The Blade	Fairbury, IL	Paid Weekly
The Geneseo Republic	Geneseo, IL	Paid Weekly
Cambridge Chronicle	Cambridge, IL	Paid Weekly
Chillicothe Times Bulletin	Chillicothe, IL	Paid Weekly
East Peoria Times-Courier	East Peoria, IL	Paid Weekly
Morton Times News	Morton, IL	Paid Weekly
Orion Gazette	Orion, IL	Paid Weekly
Arizona Silverbelt	Globe, AZ	Paid Weekly
Moccasin	Globe, AZ	Paid Weekly

Publication	Principal City, State	Type
Granite Falls Advocate-Tribute	Granite Falls, MN	Paid Weekly
The Gridley Herald	Gridley, CA	Paid Weekly
The Spokesman	Herrin, IL	Paid Weekly
Suburban Life	Hinsdale, IL	Paid Weekly
Farmside	Huntley, IL	Paid Weekly
Suburban Life	La Grange, IL	Paid Weekly
Ag Journal	La Junta, CO	Paid Weekly
Bent County Democrat	Las Pimas, CO	Paid Weekly
Fowler Tribune	Fowler, CO	Paid Weekly
Reporter	Lemont, IL	Paid Weekly
Spectator	Lombard, IL	Paid Weekly
Oquawka Current	Oquawka, IL	Paid Weekly
Montevideo American News	Montevideo, MN	Paid Weekly
Dunsmuir News	Dunsmuir, CA	Paid Weekly
Mount Shasta Herald	Mount Shasta, CA	Paid Weekly
Weed Press	Weed, CA	Paid Weekly
Murphysboro American	Murphysboro, IL	Paid Weekly
Newton Press Mentor	Newton, IL	Paid Weekly
Norris City Banner	Norris City, IL	Paid Weekly
The Weekly Mail	Olney, IL	Paid Weekly
Home Times	Pontiac, IL	Paid Weekly
Redwood Gazette	Redwood Falls, MN	Paid Weekly
Suburban Life	Riverside, IL	Paid Weekly
Gallatin Democrat	Shawneetown, IL	Paid Weekly
Sleepy Eye Herald Dispatch	Sleepy Eye, MN	Paid Weekly
St. James Plaindealer	St. James, MN	Paid Weekly
Midway Driller	Taft, CA	Paid Weekly
Norwood Post	Norwood, CO	Paid Weekly
Silverton Standard	Silverton, CO	Paid Weekly
Teutopolis Press	Teutopolis, IL	Paid Weekly
SI Trader	West Frankfort, IL	Paid Weekly
Argus	Villa Park, IL	Paid Weekly
The Wabasso Standard	Wabasso, MN	Paid Weekly
Press	Winfield/Warrenville/West Chicago, IL	Paid Weekly
Suburban Life	Westchester, IL	Paid Weekly
Progress	Westmont, IL	Paid Weekly
Reporter	Bolingbrook/Lisle/Naperville, IL	Paid Weekly
Galva News	Galva, IL	Paid Weekly
Republican	Batavia, IL	Free Weekly
Republican	Geneva, IL	Free Weekly
News	Glen Ellyn, IL	Free Weekly
Republican	St. Charles, IL	Free Weekly
Leader	Wheaton, IL	Free Weekly
Espejo	Rockford, IL	Free Weekly
The Paper	Galesburg, IL	Free Weekly
BusinessRockford.com	Rockford, IL	Free Weekly
Press	Bartlett, IL	Free Weekly
Peoria Times-Observer	Peoria, IL	Free Weekly
Washington Times Reporter	Washington, IL	Free Weekly
White County Shopper News	Carmi, IL	Shopper
CCAP Special	Flora, IL	Shopper
The Scene	Freeport, IL	Shopper
Fulton County Shopper	Canton, IL	Shopper

Publication	Principal City, State	Type
Gila County Advantage	Globe, AZ	Shopper
The Gridley Shopping News	Gridley, CA	Shopper
Henry County Advertizer/Shopper	Geneseo, IL	Shopper
Herrin Free Time	Herrin, IL	Shopper
Marion Free Time	Marion, IL	Shopper
McDonough County Shopper	Macomb, IL	Shopper
Money Stretcher	Galatia, IL	Shopper
Pennysaver	Monmouth, IL	Shopper
The Star Advisor	Montevideo, MN	Shopper
Super Saver Advertiser	Mount Shasta, CA	Shopper
American Monday	Murphysboro, IL	Shopper
Jasper County News Eagle	Olney, IL	Shopper
Advantage	Olney, IL	Shopper
Livingston Shopping News	Pontiac, IL	Shopper
Redwood Falls Livewire	Redwood Falls, MN	Shopper
Ridgecrest Ad Delivery	Ridgecrest, CA	Shopper
Brown County Reminder	Sleepy Eye, MN	Shopper
Town and Country Shopper	St. James, MN	Shopper
Star Power	Kewanee, IL	Shopper
Springfield Shopper	Springfield, IL	Shopper
Bargain Hunter	Taft, CA	Shopper
Town Crier	Aledo, IL	Shopper
Select Homes	Downers Grove, IL	Shopper
Franklin Press	West Frankfort, IL	Shopper
The Link	Yreka, CA	Shopper
Star Shopper	Rockford, IL	Shopper
US Express	Peoria, IL	Shopper
Pekin Express	Peoria, IL	Shopper
Logan County Shopper	Lincoln, IL	Shopper
Springfield Advertiser	Springfield, IL	Shopper
Chillicothe Choo Choo Advertiser	Chillicothe, IL	Shopper
Eastside Advertiser	East Peoria, IL	Shopper
Morton Pumpkin Advertiser	Morton, IL	Shopper

Northern Midwest Region

Publication	Principal City, State	Type
The Daily Telegram	Adrian, MI	Daily
Boonville Daily News	Boonville, MO	Daily
Charles City Press	Charles City, IA	Daily
Cheboygan Daily Tribune	Cheboygan, MI	Daily
Constitution Tribune	Chillicothe, MO	Daily
The Daily Reporter	Coldwater, MI	Daily
Crookston Daily Times	Crookston, MN	Daily
Devils Lake Daily Journal	Devils Lake, ND	Daily
Sentinel-Standard	Ionia, MI	Daily
Kansas City Kansan	Kansas City, KS	Daily
Kirksville Daily Express & News	Kirksville, MO	Daily
The Leavenworth Times	Leavenworth, KS	Daily
Chronicle Herald	Macon, MO	Daily
Maryville Daily Forum	Maryville, MO	Daily
The Mexico Ledger	Mexico, MO	Daily
Moberly Monitor Index	Moberly, MO	Daily
The Evening News	Sault Ste. Marie, MI	Daily
Sturgis Journal	Sturgis, MI	Daily
The Grand Island Independent	Grand Island, NE	Daily
Hannibal Courier Post	Hannibal, MO	Daily
Hillside Daily News	Hillside, MI	Daily
The Holland Sentinel	Holland, MI	Daily
The Examiner	Independence, MO	Daily
Vermillion Plain Talk	Vermillion, SD	Daily
Yankton Press & Dakotan	Yankton, SD	Daily
York News-Times	York, NE	Daily
Nebraska City News Press	Nebraska City, NE	Paid Weekly
Linn County Leader	Brookfield, MO	Paid Weekly
Mackinaw Journal	Cheboygan, MI	Paid Weekly
Bronson Journal	Bronson, MI	Paid Weekly
Jonesville Independent	Jonesville, MI	Paid Weekly
Times-Plain Dealer	Cresco, IA	Paid Weekly
Eldora Herald-Ledger	Eldora, IA	Paid Weekly
Hardin County Index	Eldora, IA	Paid Weekly
The Valley Journal	Halstad, MN	Paid Weekly
Hamburg Reporter	Hamburg, IA	Paid Weekly
New Hampton Tribune	New Hampton, IA	Paid Weekly
Syracuse Journal Democrat	Syracuse, NE	Paid Weekly
Lansing This Week	Leavenworth, KS	Free Weekly
The Fort Leavenworth Lamp	Leavenworth, KS	Free Weekly
Hamilton Herald	Holland, MI	Free Weekly
Zeeland Sentinel	Holland, MI	Free Weekly
West Michigan Senior Times	Kalamazoo, MI	Free Weekly
Town and Country	Yankton, SD	Free Weekly
The Sampler	Hillsdale, MI	Free Weekly
Adrian Access Shopper	Adrian, MI	Shopper
Adrian Medley	Adrian, MI	Shopper
The Record	Boonville, MO	Shopper
Sho-Me Shopper	Brookfield, MO	Shopper
The Extra	Charles City, IA	Shopper
Northeast Iowa Shopper	Charles City, IA	Shopper
Shopper Fair	Cheboygan, MI	Shopper

Publication	Principal City, State	Type
C.T. Extra	Chillicothe, MO	Shopper
Chronicle Shopper	Leavenworth, KS	Shopper
The Reporter Extra	Coldwater, MI	Shopper
Coldwater Shoppers Guide	Coldwater, MI	Shopper
The Extra	Cresco, IA	Shopper
Crookston Valley Shopper	Crookston, MN	Shopper
The Country Peddler	Devils Lake, ND	Shopper
The Gentry County Shopper	Albany, MO	Shopper
The Shopper	Halstad, MN	Shopper
Penny Press 4	Hiawatha, KS	Shopper
Sentinel-Standard TMC	Ionia, MI	Shopper
Wyandotte County Shopper	Kansas City, KS	Shopper
Kirksville Crier	Kirksville, MO	Shopper
NEMO Trader	La Plata, MO	Shopper
Macon Journal	Macon, MO	Shopper
Penny Press 2	Maryville, MO	Shopper
The Shopper	Moberly, MO	Shopper
Penny Press 1	Nebraska City, NE	Shopper
Tri County Buyers Guide	Sault Ste. Marie, MI	Shopper
Sturgis Gateway Shopper	Sturgis, MI	Shopper
Flashes Shopping Guide	Allegan, MI	Shopper
Heartland Shopper	Grand Island, NE	Shopper
Salt River Journal	Hannibal, MO	Shopper
The Extra	Independence, MO	Shopper
Broadcaster Press	Vermillion, SD	Shopper
Missouri Valley Shopper	Yankton, SD	Shopper
Trade & Transactions Advantage	York, NE	Shopper
Tip Off	Jonesville, MI	Shopper
Trade West	Grand Island, NE	Shopper

Southern Midwest Region

Publication	Principal City, State	Type
Daily Siftings Herald	Arkadelphia, AR	Daily
Augusta Daily Gazette	Augusta, KS	Daily
The Bastrop Daily Enterprise	Bastrop, LA	Daily
Lake Sun Leader	Camdenton, MO	Daily
The Carthage Press	Carthage, MO	Daily
Derby Reporter	Derby, KS	Daily
The El Dorado Times	El Dorado, KS	Daily
The Daily World	Helena, AR	Daily
Hope Star	Hope, AR	Daily
Beauregard Daily News	DeRidder, LA	Daily
Leesville Daily Leader	Leesville, LA	Daily
Southwest Daily News	Sulphur, LA	Daily
McPherson Sentinel	McPherson, KS	Daily
Neosho Daily News	Neosho, MO	Daily
The Pratt Tribune	Pratt, KS	Daily
Rolla Daily News	Rolla, MO	Daily
Stuttgart Daily Leader	Stuttgart, AR	Daily
The Daily Guide	Waynesville, MO	Daily
Wellington Daily News	Wellington, KS	Daily
The Repository	Canton, OH	Daily
The Independent	Massilon, OH	Daily
The Times-Reporter	Dover/New Philadelphia, OH	Daily
The Daily Ardmoreite	Ardmore, OK	Daily
Dodge City Daily Globe	Dodge City, KS	Daily
The Newton Kansan	Newton, KS	Daily
The Oak Ridger	Oak Ridge, TN	Daily
The Morning Sun	Pittsburg, KS	Daily
The Shawnee News-Star	Shawnee, OK	Daily
Winter Haven News Chief	Winter Haven, FL	Daily
Gurdon Times	Arkadelphia, AR	Paid Weekly
The Donaldsonville Chief	Donaldsonville, LA	Paid Weekly
Gonzales Weekly Citizen	Gonzales, LA	Paid Weekly
The Vedette	Greenfield/Miller, MO	Paid Weekly
The Sun Times	Heber Springs, AR	Paid Weekly
Nevada County Picayune	Hope, AR	Paid Weekly
Vinton News	Sulphur, LA	Paid Weekly
The Post – Focus on Rural Living	Neosho, MO	Paid Weekly
Newport Independent	Newport, AR	Paid Weekly
The Cajun Gazette	Pierre Part, LA	Paid Weekly
Post South	Plaquemine, LA	Paid Weekly
Barber County Index	Medicine Lodge, KS	Paid Weekly
St. Johns News	St. Johns, KS	Paid Weekly
Kiowa County Signal	Greensburg, KS	Paid Weekly
St. James Leader Journal	St. James, MO	Paid Weekly
The White Hall Journal	White Hall, AR	Paid Weekly
Aurora Advertiser	Aurora, MO	Paid Weekly
Girard Press	Girard, KS	Paid Weekly
West Side Star	Laurie, MO	Free Weekly
Lake Lifestyles Magazine	Osage Beach, MO	Free Weekly
Lake Area News Focus	Osage Beach, MO	Free Weekly
Vacation News	Osage Beach, MO	Free Weekly
Homes	Camdenton, MO	Free Weekly

Publication	Principal City, State	Type
The Suburbanite	Green, OH	Free Weekly
Tube Tab	Osage Beach, MO	Free Weekly
Lake of Ozarks Real Estate	Osage Beach, MO	Free Weekly
The Job Guide	Camdenton, MO	Free Weekly
La Estrella	Dodge City, KS	Free Weekly
The Arsenal Sentinel	White Hall, AR	Free Weekly
Arkadelphia Extra	Arkadelphia, AR	Free Weekly
The Carthage Press Scope	Carthage, MO	Free Weekly
Daily World TMC	Helena, AR	Free Weekly
Star Extra	Hope, AR	Free Weekly
Neighborhood Showcase	Neosho, MO	Free Weekly
Rolla Daily News “Plus”	Rolla, MO	Free Weekly
The Xtra	Stuttgart, AR	Free Weekly
Guardian	Sulphur, LA	Free Weekly
The Pennysaver	Bastrop, LA	Shopper
Pennysaver	Camdenton, MO	Shopper
At Home	Laurie, MO	Shopper
Real Estate Central Missouri RE	Columbia, MO	Shopper
Shoppers Guide	Derby, KS	Shopper
Shoppers Guide	El Dorado, KS	Shopper
Nickel Ads	Gonzales, LA	Shopper
The Marketeer	Gonzales, LA	Shopper
Lake Stockton Shopper	Greenfield/Miller, MO	Shopper
Big Nickel	Joplin, MO	Shopper
Calcasieu Shopper	Sulphur, LA	Shopper
South Central Kansas Shoppers Guide	McPherson, KS	Shopper
Lake of the Ozarks Boats	Osage Beach, MO	Shopper
West Bank Shopper	Plaquemine, LA	Shopper
Sunflower Shopper	Pratt, KS	Shopper
Pulaski County Weekly	Waynesville, MO	Shopper
The Weekender	Wellington, KS	Shopper
Stark Values	Canton, OH	Shopper
TMC-EXTRA	Dover/New Philadelphia, OH	Shopper
Entertainment Spotlight	Ardmore, OK	Shopper
Big AA Shopper	Aurora, MO	Shopper
Shoppers Weekly	Dodge City, KS	Shopper
Prairie Shopper	Newton, KS	Shopper
Prairie Shopper Plus	Newton, KS	Shopper
The Sunland Shopper	Pittsburg, KS	Shopper
Shopper’s Advantage	Shawnee, OK	Shopper
The Polk Shopper	Winter Haven, FL	Shopper
Augusta Advertiser	Augusta, KS	Shopper

Atlantic Region

Publication	Principal City, State	Type
The Leader	Corning, NY	Daily
The Evening Telegram	Herkimer, NY	Daily
The Wayne Independent	Honesdale, PA	Daily
Evening Tribune	Hornell, NY	Daily
Mineral Daily News Tribune	Keyser, WV	Daily
The Evening Times	Little Falls, NY	Daily
The Standard Journal	Milton, PA	Daily
The Palladium-Times	Oswego, NY	Daily
Morning Times	Sayre, PA	Daily
The Record Herald	Waynesboro, PA	Daily
Wellsville Daily Reporter	Wellsville, NY	Daily
Daily Messenger	Canandaigua, NY	Daily
Utica Observer-Dispatch	Utica, NY	Daily
Mid-York Weekly	Hamilton, NY	Paid Weekly
The Villager	Moscow, PA	Paid Weekly
Carbondale News	Carbondale, PA	Paid Weekly
Genesee Country Express	Dansville, NY	Paid Weekly
The Echo Pilot	Greencastle, PA	Paid Weekly
News Eagle	Hawley, PA	Paid Weekly
The Chronicle-Express	Penn Yan, NY	Paid Weekly
The Jackson Star News	Ravenswood, WV	Paid Weekly
The Jackson Herald	Ripley, WV	Paid Weekly
Brighton-Pittsford Post	Brighton/Pittsford, NY	Paid Weekly
Greece Post	Greece, NY	Paid Weekly
Irondequoit Post	Irondequoit, NY	Paid Weekly
Webster Post	Webster, NY	Paid Weekly
Gates-Chili Post	Gates/Chili, NY	Paid Weekly
Rush-Henrietta Post	Rush/Henrietta, NY	Paid Weekly
Penfield Post	Penfield, NY	Paid Weekly
Saugerties Post Star	Saugerties, NY	Paid Weekly
Fairport-ER Post	Fairport, NY	Paid Weekly
Palmyra Courier-Journal	Palmyra, NY	Paid Weekly
Spencerport-Hilton Post	Spencerport/Hilton, NY	Paid Weekly
Steuben Courier Advocate	Bath, NY	Free Weekly
Brighton-Pittsford Community Post	Brighton/Pittsford, NY	Free Weekly
Canandaigua-Naples Community Post	Canandaigua/Naples, NY	Free Weekly
Fairport-ER Community Post	Fairport, NY	Free Weekly
Gates-Chili Community Post	Gates/Chili, NY	Free Weekly
Greece Community Post	Greece, NY	Free Weekly
Irondequoit Community Post	Irondequoit, NY	Free Weekly
Penfield Community Post	Penfield, NY	Free Weekly
Rush-Henrietta Community Post	Rush/Henrietta, NY	Free Weekly
Spencerport-Hilton Community Post	Spencerport/Hilton, NY	Free Weekly
Victor-Farmington Community Post	Victor/Farmington, NY	Free Weekly
Webster Community Post	Webster, NY	Free Weekly
Fusion	Utica, NY	Free Weekly
The Pennysaver	Utica, NY	Shopper
Hornell Canisteo Penn-E-Saver	Canisteo, NY	Shopper
Corning Pennysaver	Corning, NY	Shopper
Geneseeway Shopper	Dansville, NY	Shopper
Dansville-Wayland Pennysaver	Dansville/Wayland, NY	Shopper
Images	Herkimer, NY	Shopper

Publication	Principal City, State	Type
The Independent Extra	Honesdale, PA	Shopper
The Tribune Extra	Hornell, NY	Shopper
The Shopper	Horseheads, NY	Shopper
Today’s Shopper	Keyser, WV	Shopper
Catskill Shopper	Liberty, NY	Shopper
Mohawk Valley Pennysaver	Ft. Plain, NY	Shopper
The Palladium Pennysaver	Oswego, NY	Shopper
Star Herald Weekender	Ripley, WV	Shopper
Mountain Pennysaver	Saugerties, NY	Shopper
Saugerties Pennysaver	Saugerties, NY	Shopper
The Times Extra	Sayre, PA	Shopper
Allegany County Pennysaver	Wellsville, NY	Shopper
Chronicle Ad-Viser	Penn Yan, NY	Shopper
Timesaver	Wayne Co., NY	Shopper

Yellow Page Directories

Publication	Principal City, State	Type
Roseville Directory	Roseville, CA	Yellow Page Directory
Greater Sacramento Directory	Sacramento, CA	Yellow Page Directory
Auburn/Grass Valley/Nevada City Directory	Auburn/Grass Valley/Nevada City, CA	Yellow Page Directory
Folsom/EI Dorado/Placerville Directory	Folsom/EI Dorado/Placerville, CA	Yellow Page Directory
Michigan & Indiana Phone Guide	St. Joseph County, MI and LaGrange County, IN	Yellow Page Directory
Michigan & Indiana Phone Guide	Branch County, MI and Steuben County, IN	Yellow Page Directory
The Siskiyou County Connection	Mt. Shasta, CA	Yellow Page Directory

List of Websites

Our websites are listed below.

Arkadelphia Daily Siftings Herald	siftingsherald.com
Arkadelphia Extra	siftingsherald.com
The Sun Times	thesuntimes.com
Daily World TMC	helena-arkansas.com
The Daily World	helena-arkansas.com
Hope Star	hopestar.com
Star Extra	hopestar.com
Newport Independant	newportindependent.com
Nevada County Picayune	picayune-times.com
Stuttgart Daily Leader	stuttgartdailyleader.com
The Extra	stuttgartdailyleader.com
Arizona Silver Belt	silverbelt.com
The Gridley Herald	gridleyherald.com
The Gridley Shopping News	gridleyherald.com
Dunsmuir News	mtshastanews.com
Mount Shasta Herald	mtshastanews.com
Weed Press	mtshastanews.com
The Daily Independent	ridgecrestca.com
Daily Midway Driller	taftmidwaydriller.com
Siskiyou Daily News	siskiyoudaily.com
Siskiyou Daily News Extra	siskiyoudaily.com
SureWest Directories	surewestdirectories.com
Ag Journal	agjournalonline.com
La Junta Tribune Democrat	lajuntatribunedemocrat.com
Norwood Post	norwoodpost.com
Telluride Daily Planet	telluridegateway.com
Norwich Bulletin	norwichbulletin.com
The News Chief	polktimes.com
Charles City Press	charlescitypress.com
Times-Plain Dealer	crescotimes.com
Hamburg Reporter	hamburgreporter.com
New Hampton Tribune	northeastiowafocus.com
Addison Press	chicagosuburbannews.com
Times Record	aledotimesrecord.com
Benton Evening News	bentoneveningnews.com
Berwyn Life	chicagosuburbannews.com
Cambridge Chronicle	cambridgechronicle.com
Canton Daily Ledger	cantondailyledger.com
Carmi Times	carmitimes.com
Darien Suburban Life	chicagosuburbannews.com
Downers Grove Reporter	chicagosuburbannews.com
Hinsdale Suburban Life	chicagosuburbannews.com
Lemont Reporter	chicagosuburbannews.com
Westmont Progress	chicagosuburbannews.com

Du Quoin Evening Call	duquoin.com
Advocate Press	advocatepress.com
The Journal Standard	journalstandard.com
Money Stretcher	galatiamoneystretcher.com
The Paper	thepaper.net
The Geneseo Republic	geneseorepublic.com
Geneva Republican	chicagosuburbannews.com
Bloomingdale Press	chicagosuburbannews.com
Carol Stream Press	chicagosuburbannews.com
Countryside Suburban Life	chicagosuburbannews.com
Elmhurst Press	chicagosuburbannews.com
Glen Ellyn News	chicagosuburbannews.com
Itasca Press Roselle Press	chicagosuburbannews.com
Lombard Spectator	chicagosuburbannews.com
Villa Park Argus	chicagosuburbannews.com
Harrisburg Daily Register	dailyregister.com
Star Courier	starcourier.com
La Grange Park Suburban Life	chicagosuburbannews.com
Lisle Reporter	chicagosuburbannews.com
Macomb Journal	macombjournal.com
Marion Daily Republican	mariondaily.com
Daily Review Atlas	reviewatlas.com
Brookfield Suburban Life	chicagosuburbannews.com
Suburban Life	chicagosuburbannews.com
Westchester Suburban Life	chicagosuburbannews.com
Advantage	olneydailymail.com
The Olney Daily Mail	olneydailymail.com
Orion Gazette	oriongazette.com
Pekin Daily Times	pekintimes.com
Daily Leader	pontiacdailyleader.com
Batavia Republican	chicagosuburbannews.com
Springfield Shopper	springfield-shopper.net
Huntley Farmside	chicagosuburbannews.com
Press	chicagosuburbannews.com
St. Charles Republican	chicagosuburbannews.com
Daily American	dailyamericannews.com
SI Trader	sitraders.com
The Courier	lincolncourier.com
Peoria Journal Star	pjstar.com
Register-Mail	registermail.com
Rockford Register Star	rrstar.com
The State-Journal Register	sj-r.com
Peoria Times Observer	peoriatimesobserver.com
Wheaton Leader	chicagosuburbannews.com
Augusta Daily Gazette	augustagazette.com
Derby Reporter	derbydailyrep.com

The El Dorado Times	eldoradotimes.com
Kiowa County Signal	kiowacountysignal.com
Kansas City Kansan	kansascitykansan.com
Lansing This Week	lansingthisweek.com
The Lansing Chronicle Times	lansingchronicletimes.com
Chronicle Shopper	leavenworthshopper.com
Leavenworth Times	leavenworthtimes.com
McPherson Sentinel	mcphersonsentinel.com
The Pratt Tribune	pratttribune.com
Wellington Daily News	wgtndailynews.com
The Morning Sun	morningsun.net
The Daily Globe	dodgeglobe.com
The Newton Kansan	dodgeglobe.com
The Bastrop Daily Enterprise	bastropenterprise.com
Beauregard Daily News	deridderdailynews.com
Ascension Citizen	ascensioncitizen.com
Nickel Ads	ascensioncitizen.com
The Marketeer	ascensioncitizen.com
Leesville Daily Leader	leesvilledailyleader.com
Post South	postsouth.com
West Bank Shopper	postsouth.com
Southwest Daily News	sulphurdailynews.com
The Register	barnstableregister.com
Country Gazette	thecountrygazette.com
Amesbury News	amesburynews.com
Beverly Citizen	beverlycitizen.com
Danvers Herald	danversherald.com
Georgetown Record	georgetownrecord.com
Hamilton-Wenham Chronicle	hamiltonwenhamchronicle.com
Medford Transcript	medfordtranscript.com
Melrose Free Press	melrosefreepress.com
The Newburyport Current	newburyportcurrent.com
North Andover Citizen	northandovercitizen.com
North Shore Sunday	northshoresunday.com
Stoneham Sun	stonehamsun.com
Tri-Town Transcript	tritowntranscript.com
Wakefield Observer	wakefieldobserver.com
Billerica Minuteman	thebillericaminuteman.com
Bourne Courier	uppercapecodder.com
The Enterprise	enterprisenews.com
The Cape Codder	capecodder.com
The Lancaster Times & Clinton Courier	timesandcourier.com

The Beacon	actonbeacon.com
Bedford Minuteman	bedfordminuteman.com
Burlington Union	burlingtonunion.com
Chelmsford Independent	chelmsfordindependent.com
The Concord Journal	concordjournal.com
Littleton Independent	littletonindependent.com
The Reading Advocate	readingadvocate.com
Tewksbury Advocate	tewksburyadvocate.com
Lincoln Journal	thelincolnjournal.com
Wilmington Advocate	wilmingtonadvocate.com
Woburn Advocate	woburnadvocate.com
The Herald News	heraldnews.com
Ashland TAB	ashlandweekly.com
Canton Journal	cantonjournal.com
The Daily News Transcript	dailynewstranscript.com
The Framingham Tab	framinghamtab.com
Holliston TAB	hollistontab.com
Hopkinton Crier	hopkintoncrier.com
Medfield Press	medfieldpress.com
The MetroWest Daily News	metrowestdailynews.com
Natick Bulletin and Tab	natickbulletinandtab.com
Norton Mirror	nortonmirror.com
Stoughton Journal	stoughtonjournal.com
The Sudbury Town Crier	sudburytowncrier.com
The Wayland Town Crier	waylandtowncrier.com
The Weston Town Crier	westontowncrier.com
The Bolton Common	boltoncommon.com
The Harvard Post	harvardpost.com
Cohasset Mariner	cohassetmariner.com
The Hingham Journal	hinghamjournal.com
Ipswich Chronicle	ipswichchronicle.com
The Arlington Advocate	arlingtonadvocate.com
Belmont Citizen-Herald	belmontcitizenherald.com
Lexington Minuteman	lexingtonminuteman.com
The Winchester Star	thewinchesterstar.com
Marblehead Reporter	marbleheadreporter.com
Swampscott Reporter	swampscottreporter.com
Hudson Sun	hudsonsun.com
Marlborough Enterprise	marlboroughenterprise.com
Abington Rockland Mariner	abingtonmariner.com
Carver Reporter	carverreporter.com
Duxbury Reporter	duxbury.wickedlocal.com
East Bridgewater Star	eastbridgewaterstar.com
Hanover Mariner	hanovermariner.com
Marshfield Mariner	marshfieldmariner.com

Norwell Mariner	norwellmariner.com
Pembroke Mariner & Reporter	pembrokemariner.com
Plymouth Bulletin	townonline.com\plymouth
The Beacon-Villager	beaconvillager.com
Malden Observer	maldenobserver.com
Easton Journal	theeastonjournal.com
The Milford Daily News	milforddailynews.com
Country Gazette	thecountrygazette.com
Mansfield News	themansfieldnews.com
Mothertown	mothertown.com
The North Attleborough Free Press	nafreepress.com
Allston Brighton TAB	allstonbrightontab.com
Brookline TAB	brooklinetab.com
Cambridge TAB	cambridgetab.com
Dover-Sherborn Press	doversherbornpress.com
Needham Times	needhamtimes.com
Newton TAB	newtontab.com
Watertown TAB & Press	watertowntab.com
West Roxbury Transcript	westroxburytranscript.com
The Villager	northboroughvillager.com
Norwood Bulletin	norwoodbulletin.com
Harwich Oracle	harwichoracle.com
Halifax Plympton Reporter	halifaxreporter.com
Kingston Reporter	kingstonreporter.com
Old Colony Memorial	plymouth.wickedlocal.com
The Sentinel	thesentinelnewspaper.com
Wareham Courier	wareham.wickedlocal.com
The Patriot Ledger	ledger.com
Avon Messenger	avonmessenger.com
Bridgewater Independent	bridgewaterindependent.com
Easton Bulletin	eastonbulletin.com
Hanson Town Crier	hansontowncrier.com
Lakeville Call	lakevillecall.com
Randolph Herald	randolphherald.com
Raynham Call	raynhamcall.com
Taunton Call	tauntoncall.com
The Taunton Daily Gazette	tauntongazette.com
Rockland Standard	therocklandstandard.com
West Bridgewater Times	westbridgewatertimes.com
Roslindale – West Roxbury Transcript	parkwaytranscript.com
Somerville Journal	somervillejournal.com
The Daily News Tribune	dailynewstribune.com
The Wellesley Townsman	wellesleytownsman.com
Westborough News	westboronews.com
Braintree Forum	braintreeforum.com
Holbrook Sun	holbrooksun.com

The Register	barnstableregister.com
Salem Gazette	thesalemgazette.com
Westford Eagle	westfordeagle.com
Sharon Advocate	sharonadvocate.com
Westwood Press	thewestwoodpress.com
Shrewsbury Chronicle	theshrewsburychronicle.com
Scituate Mariner	scituatemariner.com
Saugus Advertiser	saugusadvertiser.com
Roslindale Transcript	roslindaletranscript.com
Whitman Times	whitmantimes.com
Weymouth News	theweymouthnews.com
El Latino Expreso	neexpreso.com
O Jornal	ojornal.com
The Daily Telegram	lenconnect.com
Cheboygan Daily Tribune	cheboygannews.com
Mackinaw Journal	cheboygannews.com
Bronson Journal	thebronsonjournal.com
The Daily Reporter	thedailyreporter.com
Union City Register Tribune	thedailyreporter.com
The Evening News	sooeveningnews.com
Sturgis Journal	sturgisjournal.com
Sentinel-Standard	sentinel-standard.com
The Hillside Daily News	hilsdale.net
The Holland Sentinel	hollandsentinel.com
Crookston Daily Times	crookstontimes.com
Granite Falls Advocate Tribune	granitefallsnews.com
Montevideo American News	montenews.com
Redwood Gazette	redwoodfallsgazette.com
Sleepy Eye Herald Dispatch	sleepyeyenews.com
St. James Plain Dealer	stjamesnews.com
Boonville Daily News	boonvilledailynews.com
Linn County Leader	linncountyleader.com
Lake Sun Leader	lakesunleader.com
The Westside Star	westsidestar.net
The Carthage Press	carthagepress.com
Constitution Tribune	chillicothenews.com
Kirksville Daily Express	kirksvilledailyexpress.com
Chronicle Herald	maconch.com
Macon Journal	maconch.com
Maryville Daily Forum	maryvilledailyforum.com
The Mexico Ledger	mexicoledger.com
Moberly Monitor Index	moberlymonitor.com
Neosho Daily News	neoshodailynews.com
Rolla Daily News	therolladailynews.com
The Daily Guide	waynesvilledailyguide.com
The Examiner	examiner.net

The Hannibal Courier-Post	hannibal.net
Aurora Advertiser	auroraadvertiser.net
Devils Lake Daily Journal	devilslakejournal.com
Nebraska City News	ncnewspress.com
Syracuse Journal Democrat	journaldemocrat.com
The Grand Island Independent	theindependent.com
The York News-Times	yorknewstimes.com
The Leader	the-leader.com
GateHouse Media	gatehousemedia.com
The Evening Telegram	herkimertelegram.com
Evening Tribune	eveningtribune.com
The Evening Times	littlefallstimes.com
The Palladium Times	pall-times.com
Wellsville Daily Reporter	wellsvilledaily.com
Daily Messenger	mpnewspapers.com
Ad Net Direct	adnetdirect.net
The Observer-Dispatch	uticaod.com
The Repository	cantonrepository.com
The Independent	indeonline.com
The Repository	jacksonrep.com
The Suburbanite	thesuburbanite.com
The Times-Reporter	timesreporter.com
The Daily Ardmoreite	ardmoreite.com
Shawnee News-Star	news-star.com
The News Eagle	neagle.com
The Wayne Independent	wayneindependent.com
The Standard Journal	standard-journal.com
Morning Times	morning-times.com
The Record Herald	therecordherald.com
The Yankton Daily Press & Dakotan	yankton.net
The Oak Ridger	oakridger.com
Mineral Daily News Tribune	newstribune.info

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

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments. Continuing or deepening softness in the U.S. economy could significantly affect key advertising revenue categories, such as help wanted, real estate and automotive.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend payments.

We have a significant amount of indebtedness. At December 31, 2007, we had total indebtedness of approximately $1.2 billion under our outstanding 2007 Credit Facility. Our pro forma interest expense for the year ended December 31, 2007 was $96.1 million, which included $11.5 million of pro forma interest expense related to our Bridge Facility which was repaid in July 2007. At December 31, 2007, the borrowings under our 2007 Credit Facility were subject to a floating interest rate. An aggregate of $1.195 billion of term loans under our 2007 Credit Facility, as amended by the First Amendment, were hedged through the execution of interest rate hedge agreements of $300.0 million, $270.0 million and $625.0 million at fixed rates of 4.135%, 5.359% and 5.029% through June 2012, July 2011 and September 2014, respectively. Our total indebtedness under the 2007 Credit Facility was approximately $1.2 billion as of March 7, 2008.

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

In addition, our 2007 Credit Facility contains, and future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our 2007 Credit Facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our 2007 Credit Facility prohibits our subsidiaries from making restricted payments to us if the subsidiaries are not in compliance with the restricted payment covenant. If those restricted payments to us are prohibited, we may not be able to make dividend payments on our common stock if we do not have access to other sources of permitted funding. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our 2007 Credit Facility or other indebtedness we may have. If we were unable to repay those amounts, the lenders under our 2007 Credit Facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our 2007 Credit Facility or other indebtedness, if any, our assets may not be sufficient to repay in full such indebtedness.

We may not be able to pay or maintain dividends and the failure to do so may negatively affect our share price.

We paid dividends on our common stock for the last quarter of 2006 and the first, second, third and fourth quarters of 2007. We intend to continue to pay regular quarterly dividends to the holders of our common stock. Our ability to pay dividends, and the amount of such dividends, if any, will depend on, among other things, our cash flows, our cash requirements, our financial condition, the degree to which we are or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our 2007 Credit Facility contains certain restrictions on our ability to make dividend payments. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our board of directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

We may not retain a sufficient amount of cash or generate sufficient funds from operations to consummate acquisitions, fund our operations or repay our indebtedness at maturity or otherwise.

We intend to continue to pay regular quarterly dividends to the holders of our common stock. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or fund our operations, including unanticipated capital expenditures. Our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. There can be no assurance that such financing will be available to us at all, or at an acceptable cost.

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

We have grown through, and anticipate that we will continue to grow through, acquisitions of paid daily and weekly newspapers and free circulation and total market coverage publications, such as shoppers, as well as other forms of local media such as directories, traders and direct mail. We evaluate potential acquisitions on an ongoing basis and from time-to-time are actively pursuing acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities;
•	incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;
•	experiencing an adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;
•	failing to integrate the operations and personnel of the acquired businesses;
•	acquiring businesses with which we are not familiar;
•	entering new markets with which we are not familiar; and
•	failing to retain key personnel, vendors, service providers, readers and customers of the acquired businesses.

We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do. We anticipate that we may finance acquisitions through cash provided by operating activities, additional borrowings under possible future amendments to our 2007 Credit Facility and other indebtedness, which would reduce our cash available for other purposes, including the repayment of indebtedness and payment of dividends.

Volatility on U.S. credit markets could affect our ability to obtain financing to fund acquisitions.

We had approximately $1.2 billion in long term debt outstanding as of December 31, 2007. A tightening of credit availability could restrict our ability to obtain financing for significant transactions.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 30 – 35-day inventory of newsprint, although our participation in a newsprint-buying consortium helps ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $750 per metric ton in 1996 and dropping to a low of almost $410 per metric ton in 2002. The average price of newsprint for 2007 was approximately $589 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations. See “Business — Newsprint” in Item 1 of this report.

We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and circulation revenues may decline.

Our business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increasing costs competing for advertising expenditures and paid circulation. We may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline. See “Business — Competition” in Item 1 of this report.

Our business is subject to seasonal and other fluctuations, which affects our revenues and operating results.

Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. Our first fiscal quarter of the year tends to be our weakest quarter because advertising volume is at its lowest levels following the holiday season. Correspondingly, our second and fourth fiscal quarters tend to be our strongest because they include heavy holiday and seasonal advertising. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

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

We experienced operating losses from continuing operations of approximately $240.7 million, $28.9 million and $14.1 million on a pro forma basis in 2007, 2006 and 2005, respectively. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow our business.

The value of our intangible assets may become impaired, depending upon future operating results.

As of December 31, 2007, goodwill and other intangible assets were approximately $1.51 billion, or 80.5% of our total assets. To determine whether all or a portion of the carrying values of our goodwill and other intangible assets are no longer recoverable, which may require a charge to our earnings, we periodically evaluate such assets. During the fourth quarter of 2007, we performed an updated impairment analysis for goodwill and our other indefinite lived intangible assets. Based on our assessment of future cash flows and recent industry transaction multiples, we determined an impairment charge of $226.0 million should be recognized. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets could affect future reported results of operations and shareholders’ equity, although such charges would not affect operations or cash flow.

We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault and the costs of any required investigation or cleanup can be substantial. Although in connection with certain of our acquisitions, we have rights to indemnification for certain environmental liabilities, these rights may not be sufficient to reimburse us for all losses that we might incur if a property acquired by us has environmental contamination.

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

We are dependent upon the efforts of our key personnel. In particular, we are dependent upon the management and leadership of Michael E. Reed, our Chief Executive Officer, Mark R. Thompson, our Chief Financial Officer, and Scott T. Champion, our President and Chief Operating Officer. The loss of Mr. Reed, Mr. Thompson, Mr. Champion, or other key personnel could affect our ability to run our business effectively.

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

Our potential inability to successfully execute cost control measures could result in greater than expected total operating costs.

We have implemented general cost control measures, and expect to continue such cost control efforts. If we do not achieve expected savings as a result of such measures or if our operating costs increase as a result of our growth strategy, our total operating costs may be greater than expected. In addition, reductions in staff and employee benefits could affect our ability to attract and retain key employees.

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent stockholders from influencing significant corporate decisions and the interests of our principal stockholder may conflict with interests of our other stockholders.

As of December 31, 2007, Fortress beneficially owned approximately 42.0% of our outstanding common stock. As a result, Fortress will continue to have effective control over fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

Fortress has the right to, and has no duty to abstain from exercising such right to, engage or invest in the same or similar business as us.

Fortress, together with its affiliates, has other business activities in addition to their ownership of us. Under our amended and restated certificate of incorporation, Fortress has the right to, and has no duty to abstain from exercising such right to, engage or invest in the same or similar business as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If Fortress or any of its affiliates or any of their respective officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to offer such corporate opportunity to us, our stockholders or our affiliates.

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

Our 2007 Credit Facility currently limits our ability to enter into certain change of control transactions, the occurrence of which would constitute an event of default under our 2007 Credit Facility. However, our amended and restated certificate of incorporation provides that Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, will not apply to us. This may make it easier for a third party to acquire an interest in some or all of us with Fortress’ approval, even though our other stockholders may not deem such an acquisition beneficial to their interests.

We are a holding company and our access to the cash flow of our subsidiaries is subject to restrictions imposed by our indebtedness.

We are a holding company with no material direct operations. Our principal assets are the equity interests we own in our direct subsidiary, GateHouse Media Holdco, Inc. (“Holdco”), through which we indirectly own equity interests in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to make dividend payments. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Holdco and certain of its subsidiaries are parties to our 2007 Credit Facility, which imposes restrictions on their ability to make loans, dividend payments or other payments to us. Any payment of dividends to us are subject to the satisfaction of certain financial conditions set forth in our 2007 Credit Facility. Our ability to comply with these conditions may be affected by events that are beyond our control. We expect future borrowings by our subsidiaries to contain restrictions or prohibitions on the payment of dividends to us.

The requirements of being a newly public company may strain our resources, including personnel, and cause us to incur additional expenses.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns. Since the IPO, our costs have and will increase as a result of having to comply with the Exchange Act, the Sarbanes-Oxley Act and the New York Stock Exchange listing requirements, which required us, among other things, to establish an internal audit function.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We operate 69 print facilities across the United States and have an additional print facility up for sale. We owned 68 of these facilities (including the facility up for sale) and lease the remaining two for terms ranging from one to five years. Our facilities range in size from approximately 500 to 55,000 square feet. Our executive offices are located in Fairport, New York, where we lease approximately 15,000 square feet under a lease terminating in June 2014.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our business. We do not believe any individual property is material to our financial condition or results of operations.

Item 3. Legal Proceedings

We become involved from time to time in claims and lawsuits incidental to the ordinary course of our business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, we are involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect upon our consolidated results of operations or financial condition. While we are unable to predict the ultimate outcome of any currently outstanding legal actions, we believe that it is a remote possibility that the disposition of these matters would have a material adverse effect upon our consolidated results of operations, financial condition or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the New York Stock Exchange, or NYSE, under the symbol “GHS” since our initial public offering on October 25, 2006. Prior to that date, there was no public market for our common stock. The following table shows the high and low sale prices of our common stock as reported on the NYSE for the periods indicated.

	High	Low
Year Ended December 31, 2007
Fourth Quarter	$13.12	$7.43
Third Quarter	$19.10	$11.80
Second Quarter	$22.18	$17.92
First Quarter	$20.75	$17.98
Year Ended December 31, 2006
Fourth Quarter (from October 25, 2006)	$22.25	$17.87

The closing sale price for our common stock as reported on the NYSE on March 7, 2008 was $5.25 per share. As of that date, there were approximately 318 holders of record and approximately 6,788 beneficial owners registered in nominee and street name.

Dividends

On September 26, 2006, our board of directors declared a dividend of $0.32 per share on our common stock, or an aggregate of $7.4 million for the quarter ended September 30, 2006, which was paid on October 5, 2006.

On October 23, 2006, our board of directors declared a partial fourth quarter dividend of $0.08 per share on our common stock, or an aggregate of $1.8 million for the period from October 1, 2006 to October 23, 2006, which was paid on October 30, 2006.

On December 7, 2006, our board of directors declared an additional partial fourth quarter dividend of $0.24 per share on our common stock, or an aggregate of $9.1 million, for the period from October 24, 2006 to December 31, 2006, which was paid on January 15, 2007.

On March 9, 2007, our board of directors declared a first quarter 2007 cash dividend of $0.37 per share on our common stock, or an aggregate of $14.5 million, for the period from January 1, 2007 to March 31, 2007, which was paid on April 16, 2007 to stockholders of record as of March 30, 2007.

On June 18, 2007 our board of directors declared a second quarter 2007 cash dividend of $0.40 per share on our common stock, or an aggregate of $15.7 million, for the period from April 1, 2007 to June 30, 2007, which was paid on July 16, 2007 to stockholders of record as of June 29, 2007.

On September 13, 2007, our board of directors declared a third quarter 2007 cash dividend of $0.40 per share on our common stock, or an aggregate of $23.1 million for the period from July 1, 2007 to September 30, 2007, which was paid on October 15, 2007 to stockholders of record as of September 28, 2007.

On November 13, 2007, our board of directors declared a fourth quarter 2007 cash dividend of $0.40 per share on our common stock, or an aggregate of $23.1 million for the period from October 1, 2007 to December 31, 2007, which was paid on January 15, 2008 to stockholders of record as of December 31, 2007.

Item 6. Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 31, 2007. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 31, 2007(4)	Year Ended December 31, 2006(5)	Period from June 6, 2005 to December 31, 2005(6)	Period from January 1, 2005 to June 5, 2005	Year Ended December 31,
					2004(7)	2003(8)
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues:
Advertising	$435,769	$238,721	$88,798	$63,172	$148,291	$139,258
Circulation	119,649	52,656	19,298	14,184	34,017	31,478
Commercial printing and other	33,510	23,553	11,415	8,134	17,776	11,645
Total revenues	588,928	314,930	119,511	85,490	200,084	182,381
Operating costs and expenses:
Operating costs	316,148	160,877	61,001	40,007	97,198	86,484
Selling, general and administrative	159,198	91,272	29,033	26,210	52,223	50,750
Depreciation and amortization(1)	57,750	24,051	8,030	5,776	13,374	13,359
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	2,850	7,703	—	—
Integration and reorganization costs and management fees paid to prior owner	7,490	4,486	1,002	768	1,480	1,480
Impairment of long-lived assets	1,553	917	—	—	1,500	—
Gain (loss) on sale of assets	(1,495)	(700)	40	—	(30)	(104)
Goodwill and mastheads impairment	225,993	—	—	—	—	—
Operating income (loss)	(180,699)	32,627	17,635	5,026	34,279	30,204
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, unrealized gain on derivative instrument and other	83,461	37,474	1,020	32,884	63,762	49,545
Income (loss) from continuing operations before income taxes	(264,160)	(4,847)	16,615	(27,858)	(29,483)	(19,341)
Income tax expense (benefit)	(31,192)	(3,273)	7,050	(3,027)	1,228	(4,691)
Income (loss) from continuing operations	(232,968)	(1,574)	9,565	(24,831)	(30,711)	(14,650)
Income from discontinued operations, net of income taxes	1,544	—	—	—	4,626	486
Net income (loss)	$(231,424)	$(1,574)	$9,565	$(24,831)	$(26,085)	$(14,164)
Net income (loss) available to common stockholders	$(231,424)	$(1,574)	$9,565	$(24,831)	$(26,085)	$(26,573)
Basic net income (loss) from continuing operations per share(2)	$(5.02)	$(0.06)	$0.43	$(0.12)	$(0.14)	$(0.13)
Diluted net income (loss) from continuing operations per share(2)	$(5.02)	$(0.06)	$0.43	$(0.12)	$(0.14)	$(0.13)
Basic net income (loss) available to common stockholders per share(2)	$(4.99)	$(0.06)	$0.43	$(0.12)	$(0.12)	$(0.12)
Diluted net income (loss) available to common stockholders per share(2)	$(4.99)	$(0.06)	$0.43	$(0.12)	$(0.12)	$(0.12)
Other Data:
Adjusted EBITDA(3)	$104,581	$57,595	$28,515	$18,505	$49,153	$43,563
Cash interest paid	$74,910	$38,459	$31,720	$16,879	$24,210	$22,754

(1)	As a result of the Merger, we performed a valuation of intangible assets based on current economic conditions at such time. The remaining useful lives of advertiser and subscriber relationships were revised to 18 and 19 years, respectively, effective June 6, 2005.
(2)	All share and per share data has been computed as if the 2006 100-for-1 stock split had occurred as of the beginning of each of the applicable periods presented.

(3)	We define Adjusted EBITDA as net income (loss) from continuing operations before income tax expense (benefit), interest/financing expense, depreciation and amortization and other non-recurring items. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance in our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted EBITDA provides an indicator for management to determine if adjustments to current spending decisions are needed.
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
(4)	Includes the results of the newspapers acquired from the Journal Register Company, the acquisition of SureWest Directories, the newspapers acquired from The Copley Press, Inc., the newspapers acquired from Gannett Co. Inc. and the newspapers acquired from Morris Publishing Group since their acquisitions on February 9, 2007, February 28, 2007, April 11, 2007, May 7, 2007 and November 30, 2007, respectively.
(5)	Includes the results of CP Media and Enterprise NewsMedia, LLC since their acquisitions on June 6, 2006.
(6)	Includes an unrealized gain on the derivative instrument of $10,807 as well as a decrease in interest expense due to debt extinguishment in connection with the Merger.
(7)	Includes the results of the newspapers acquired from Lee Enterprises since their acquisitions on February 3, 2004.
(8)	Includes the results of Midland Communications printing facility since its acquisition in December 2003.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year Ended December 31,
					2004	2003
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(In Thousands)
Income (loss) from continuing operations	$(232,968)	$(1,574)	$9,565	$(24,831)	$(30,711)	$(14,650)
Income tax expense (benefit)	(31,192)	(3,273)	7,050	(3,027)	1,228	(4,691)
Write-off of deferred offering costs	—	—	—	—	—	1,935
Write-off of deferred financing costs	—	—	—	—	—	161
Unrealized (gain) loss on derivative instrument(1)	2,378	(1,150)	(10,807)	—	—	—
Loss on early extinguishment of debt(2)	2,240	2,086	—	5,525	—	—
Amortization of deferred financing costs	2,101	544	67	643	1,826	1,810
Interest expense – dividends on mandatorily redeemable preferred stock	—	—	—	13,484	29,019	13,206
Interest expense – debt	76,726	35,994	11,760	13,232	32,917	32,433
Impairment of long-lived assets	1,553	917	—	—	1,500	—
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	2,850	7,703	—	—
Depreciation and amortization	57,750	24,051	8,030	5,776	13,374	13,359
Goodwill and mastheads impairment	225,993	—	—	—	—	—
Adjusted EBITDA from continuing operations	$104,581 (a)	$57,595 (b)	$28,515 (c)	$18,505 (d)	$49,153 (e)	$43,563 (f)

(a)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $2,393 from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(b)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109 which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.
(c)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 included net expenses of $1,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,643 is non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.
(d)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 included net expenses of $1,564 which are one-time in nature or non-cash compensation. Included in these net expenses of 1,564 is non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.
(e)	Adjusted EBITDA for the year ended December 31, 2004 included net expenses of $1,076 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,076 is management fees paid to prior owners of $1,480 and a loss of $30 on the sale of assets, partially offset by $434 of other income.

(f)	Adjusted EBITDA for the year ended December 31, 2003 included net expenses of $1,610 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,610 is non-cash compensation and other expense of $26, management fees paid to prior owners of $1,480 and a loss of $104 on the sale of assets.
(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amorization of financing fees and are excluded from Adjusted EBITDA.

	As of December 31,
	2007	2006	2005	2004	2003
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(In Thousands)
Balance Sheet Data:
Total assets	$1,874,995	$1,131,497	$638,726	$488,176	$492,349
Total long-term obligations, including current maturities	1,221,502	559,811	313,655	602,003	582,241
Stockholders’ equity (deficit)	453,988	473,084	232,056	(165,577)	(139,492)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements and pro forma results of operations appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Information” at the beginning of this report.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 515 community publications and more than 250 related websites, and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10.0 million people on a weekly basis.

Our core products include:

•	101 daily newspapers with total paid circulation of approximately 906,000;
•	282 weekly newspapers (published up to three times per week) with total paid circulation of approximately 606,000 and total free circulation of approximately 905,000;
•	132 “shoppers” (generally advertising-only publications) with total circulation of approximately 2.3 million;
•	over 250 locally focused websites, which extend our franchises onto the internet; and
•	seven yellow page directories, with a distribution of approximately 810,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 160 niche publications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. We accounted for the initial acquisition using the purchase method of accounting.

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC, entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. Prior to the effectiveness of the Merger, affiliates of Leonard Green & Partners, L.P. controlled the Company.

As of December 31, 2007, Fortress beneficially owned approximately 42.0% of our outstanding common stock.

Since 1998, we have acquired 391 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 22 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC (the “Massachusetts Acquisitions”), the Copley Press, Inc. newspapers and the Gannett Co., Inc. newspapers and launched numerous new products.

We generate revenues from advertising, circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for commercial printing is recognized upon delivery of the printed product to our customers. Directory revenue is recognized on a straight-line basis over the 12-month period in which the corresponding directory is distributed.

Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, our first quarter, followed by our third quarter, historically are our weakest quarters of the year in terms of revenue. Correspondingly, our second and fourth fiscal quarters, historically, are our strongest quarters. We expect that this seasonality will continue to affect our advertising revenue in future periods.

Our operating costs consist primarily of newsprint, labor and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% during the three-year period from 2002 to 2004. This has put downward pressure on advertising and circulation revenues in the industry. We have maintained relatively stable revenues due to our geographic diversity, well-balanced portfolio of products, strong local franchises and broad customer base and reliance on smaller markets. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three-year period from 2003 to 2006. Newsprint prices then declined in late 2006 and in 2007. However, we expect newsprint costs to continue to increase per metric ton in 2008. We have previously experienced these upward pressures and have taken steps to mitigate some of these increases with consumption declines. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing versus the general market. Additionally, we have taken steps to cluster our operations, thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Predecessor and Successor

In accordance with GAAP, we have separated our historical financial results for the period prior to the consummation of the Merger or the Predecessor Period, and the period subsequent to the consummation of the Merger, or the Successor Period. The separate presentation is required under GAAP in situations when there is a change in accounting basis, which occurred when purchase accounting was applied in connection with the Merger. Purchase accounting requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price. In addition, at the time of the Merger, we experienced changes in our business relationships as a result of our entry into new employment agreements with members of our management and the financing transactions and transactions with our stockholders.

Pro Forma

We believe that the separate presentation of historical financial results for the Predecessor and Successor periods may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results, we have presented our operating results on a pro forma basis for the years ended December 31, 2007, 2006 and 2005. This pro forma presentation for the year ended December 31, 2007 assumes that the Copley Acquisition, the Gannett Acquisition and the 2007 Financings occurred at the beginning of 2006. This pro forma presentation for the year ended December 31, 2006 assumes that the Massachusetts Acquisitions, the Copley Acquisition, the Gannett Acquisition and the 2007 Financings occurred at the beginning of 2006. This pro forma presentation for the year ended December 31, 2005 assumes that the Merger, the Massachusetts Acquisitions and the 2006 Financings occurred at the beginning of 2005. These pro forma presentations are not necessarily indicative of what our operating results would have actually been had the Merger, the Massachusetts Acquisitions, the Copley Acquisition, the Gannett Acquisition and the 2007 and 2006 Financings occurred at the beginning of each pro forma period.

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

Goodwill and Long-Lived Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). We perform our impairment analysis on each of our reporting units, represented by our nine geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

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

The fair values of our reporting units for goodwill impairment testing and individual newspaper mastheads are estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes are appropriate in the circumstances.

The sum of the fair values of the reporting units are reconciled to our current market capitalization (based upon the stock market price) plus an estimated control premium.

Significant judgment is required in determining the fair value of our goodwill and long-lived assets to measure impairment, including the determination of multiples of revenue and Adjusted EBITDA and future earnings projections.

We determined that we should perform impairment testing of goodwill and indefinite lived intangible assets during the fourth quarter, due to our stock price as of the end of the fourth quarter.

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

We also considered the levered cash flow and adjusted EBITDA based trading multiples of comparable companies, including Dow Jones & Company, Inc., Gannett Co., Inc., Journal Register Company, Lee Enterprises, Incorporated, The McClatchy Company, The New York Times Company, The E.W. Scripps Company, Media General, Inc., Journal Communications, Inc. and Tribune Company, and sales transactions for comparable companies in our industry that had been completed over the prior two years, including Community Newspaper Holding Inc.’s acquisition of Eagle Tribune Publishing Company, Lee Enterprises’s acquisition of Pulitzer Inc., and Journal Register Company’s acquisition of 21st Century Newspapers, Inc. While we believe that none of these companies are directly comparable to us given the local nature of our business, we believe they are sufficiently comparable for purposes of comparing their levered cash flow and Adjusted EBITDA based trading multiples against the multiple of our levered cash flow and Adjusted

EBITDA forecasted for 2006. Finally, the multiple of Adjusted EBITDA is in line with the multiple we paid in the Massachusetts Acquisitions. Additionally, we considered the results of operations, market conditions, competitive position and the stock performance of these companies, as well as our financial forecasts, as updated, to develop our valuation. We determined the trading multiples of comparable companies and other factors supported the valuation based on the discounted cash flow analysis prepared by management, which was also determined by management to be the best available tool for purposes of valuing our share-based compensation.

We believe we met our internal financial performance objectives as reflected in our valuation. The valuation was undertaken prior to the selection of underwriters for our IPO. The IPO price of $18.00 per share was at a premium to the $15.01 valuation we ascribed to shares of our common stock for purposes of determining compensation expense. Reasons for the premium included: (1) expectations of increased operating efficiency and cost savings in 2007 relative to when we originally valued the stock, (2) our valuation at a premium multiple to our public comparables given the nature of the local and small market focus of our business versus our more urban oriented peers and (3) cash flow growth prospects relative to the peer group.

We did not obtain contemporaneous valuations by unrelated valuation specialists at the time common stock was issued to employees in 2006 because: (1) our efforts were focused on, among other things, potential acquisitions, including the Massachusetts Acquisitions, and the 2006 Financing and (2) we did not consider it to be economic to incur costs for such valuations given the number of shares issued.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which is an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

The new accounting model for uncertain tax positions is effective for annual periods beginning after December 15, 2006. Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under FIN 48. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The FASB has issued a FASB Staff Position (“FSP”) related to FIN 48. The proposed FSP, Definition of Settlement in FASB Interpretation No. 48, would amend FIN 48 to address concerns regarding the meaning of “ultimately settled” in paragraph 10b. The implementation of FIN 48 did not have a material impact on our consolidated financial statements.

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

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

Results of Operations

The following table summarizes our pro forma results of operations for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(Pro Forma)	(Pro Forma)	(Pro Forma)
	(In Thousands)
Revenues:
Advertising	$485,987	$476,475	$294,579
Circulation	138,450	129,920	66,593
Commercial printing and other	37,428	37,459	23,815
Total revenues	661,865	643,854	384,987
Operating costs and expenses:
Operating costs	358,557	352,968	204,346
Selling, general and administrative	175,448	157,768	99,020
Depreciation and amortization	64,591	54,795	28,084
Transaction costs related to Merger and Massachusetts Acquisitions	—	4,420	10,553
Integration and reorganization costs and management fees paid to prior owner	7,490	4,486	1,770
Impairment of long-lived assets	1,553	917	—
Gain (loss) on sale of assets	(1,495)	(745)	—
Goodwill and mastheads impairment	225,993	—	—
Operating income (loss)	(173,262)	67,755	41,214
Interest expense – debt	96,096	103,933	49,396
Amortization of deferred financing costs	3,344	4,397	883
Loss on early extinguishment of debt	2,240	3,449	5,525
Unrealized (gain) loss on derivative instrument	2,378	(1,150)	(10,807)
Write-off of deferred financing costs	—	—	2,025
Other (income) expense	(5)	17	(22)
Loss from continuing operations before income taxes	(277,315)	(42,891)	(5,786)
Income tax expense (benefit)	(36,583)	(13,953)	8,313
Loss from continuing operations	$(240,732)	$(28,938)	$(14,099)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue.  Total pro forma revenue for the year ended December 31, 2007 increased by $18.0 million or 2.8% to $661.9 million from the pro forma year ended December 31, 2006 revenue of $643.9 million. $9.5 million of the increase came from advertising revenue and $8.5 million of the increase came from circulation revenue. The increase in total revenues of $18.0 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 acquisitions”) of $37.1 million. This 2007 acquisition related revenue increase was partially offset by the loss of a third party printing contract not assumed in the acquisition of The Copley Press, Inc. as well as the sale of a stand alone commercial printing business in October 2006. These two items caused revenues to decline by $6.2 million. Excluding the revenue increases of $37.1 million from the 2007 acquisitions and the other revenue declines of $6.2 million from the asset sales and printing contract not assumed, same store revenues were down $15.9 million or 2.5%. The same store revenue declines were primarily driven by decreases in classified advertising and by a weaker localized Massachusetts economy. Massachusetts revenues have been impacted by lower classified real estate, help wanted and automotive advertising and additionally by the intentional and careful elimination of seven publications to maximize cash flow in the region.

On February 28, 2007, we acquired SureWest Directories which publishes annual yellow page and white page directories. Purchase accounting rules do not allow us to record deferred revenue and the related costs for these directories until we publish the directories. This resulted in revenue and expenses being less than what the predecessor owner would have recognized for the year ended December 31, 2007. Excluding these purchase accounting adjustments, revenue for the year ended December 31, 2007 would have been $19.1 million, an increase of $0.7 million over $18.4 million for the same period in 2006. For the period of February 28, 2007 to December 31, 2007 revenue would have been $16.0 million, up $0.7 million or 4.4% over the same period in 2006.

Our Huntington, West Virginia newspapers, our Yankton, South Dakota newspapers and our Winter Haven, Florida newspapers (included in discontinued operations) had revenue of $8.7 million during the year ended December 31, 2007.

Operating Costs.  Operating costs for the year ended December 31, 2007 increased by $5.6 million, or 1.6%, to $358.6 million from $353.0 million for the year ended December 31, 2006. The increase in operating costs was primarily due to operating costs of the acquisitions completed in 2007 of $20.5 million. These acquisition related expense increases were partially offset by decreased newsprint, and compensation expenses of $9.8 million and $5.5 million, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2007 increased by $17.7 million, or 11.2%, to $175.4 million from $157.8 million for the year ended December 31, 2006. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 acquisitions of $10.2 million as well as an increase in non-cash compensation expense related to our RSGs of $3.0 million. Additionally, during the year ended December 31, 2007 we incurred an increase in audit, Sarbanes-Oxley and legal fees of $2.5 million. During the year ended December 31, 2007, we also incurred an increase in pension and postretirement expenses of $0.3 million.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2007 increased by $9.8 million to $64.6 million from $54.8 million for the year ended December 31, 2006. The increase was primarily due to depreciation and amortization of the 2007 acquisitions of $6.5 million. Additionally, during the year ended December 31, 2007, we incurred capital expenditures of $8.6 million.

Transaction Costs Related to Merger and Acquisitions.  During the year ended December 31, 2006, we incurred approximately $4.4 million in transaction costs primarily related to bonuses at Enterprise NewsMedia, LLC paid by the prior owner.

Impairment of Long-Lived Assets.  During the years ended December 31, 2007 and December 31, 2006 we incurred a charge of $1.6 million and $0.9 million related to the impairment of property, plant and equipment which were classified as held for sale at, or disposed of during the year ended December 31, 2007 and December 31, 2006, respectively.

Goodwill and Mastheads Impairment.  During the year ended December 31, 2007, we recorded a $226.0 million impairment on our goodwill and mastheads due to our stock price as of the end of the fourth quarter and the related impact on the fair value of our reporting units.

Interest Expense.  Total interest expense for the year ended December 31, 2007 decreased by $7.8 million, or 7.5%, to $96.1 million from $103.9 million for the year ended December 31, 2006. The decrease was primarily due to decreases in our total outstanding debt due to the application of equity proceeds.

Loss on Early Extinguishment of Debt.  During the year ended December 31, 2007, we incurred a $2.2 million loss due to the write off of deferred financing costs associated with the extinguishment of our Bridge Facility.

During the year ended December 31, 2006, we incurred a $2.1 million loss due to the write-off of deferred financing costs associated with the extinguishment of our Term Loan B and second lien credit facility. Additionally, we incurred a $1.4 million loss related to the extinguishment of our debt at Enterprise NewsMedia, LLC.

Unrealized (Gain) Loss on Derivative Instrument.  During the year ended December 31, 2007 we recorded a loss of $2.4 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

During the year ended December 31, 2006, we recorded a net unrealized gain of $1.2 million related to our $300 million notional amount interest rate swap, which we entered into in June 2005 in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit.  Income tax benefit for the year ended December 31, 2007 was $36.6 million compared to $14.0 million for the year ended December 31, 2006. The change of $22.6 million was primarily due to the recognition of an income tax valuation allowance during the year ended December 31, 2007, the impairment of nondeductible goodwill and an increase in book pretax loss during the year ended December 31, 2007.

Net Loss from Continuing Operations.  Net loss from continuing operations for the year ended December 31, 2007 was $240.7 million. Net loss from continuing operations for the year ended December 31, 2006 was $28.9 million. Our net loss from continuing operations increased due to the factors noted above.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenue.  Total revenue for the year ended December 31, 2006 increased by $258.9 million, or 67.2%, to $643.9 million from $385.0 million for the year ended December 31, 2005. The increase in total revenue was comprised of a $181.9 million, or 61.7%, increase in advertising revenue, a $63.3 million, or 95.1%, increase in circulation revenue and a $13.6 million, or 57.3%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from the Copley Acquisition and the Gannett Acquisition of $104.0 million and $74.0 million, respectively. The increase was also due to advertising revenue from the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $7.7 million. These amounts were partially offset by a decrease in advertising revenue from our same property publications of $3.3 million, as well as a decrease in advertising revenue due to one less week in the current period at certain publications acquired from CP Media, which utilized a non-calendar fiscal year, of $1.6 million. The increase in circulation revenue was primarily due to circulation revenue from the Copley Acquisition and the Gannett Acquisition of $44.2 million and $19.6 million, respectively. The increase was also due to circulation revenue from the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $1.2 million. These amounts were partially offset by a decrease in circulation revenue from our same property publications of $1.5 million, as well as a decrease of $0.2 million from the shortened period in 2006. The increase in commercial printing and other revenue was primarily due to revenue from the Copley Acquisition and the Gannett Acquisition of $10.6 million and $1.5 million, respectively. The increase was also due to revenue from the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $4.2 million. These amounts were partially offset by decreases in revenue from our same property publications of $1.4 million, as well as a decrease of $0.1 million due to the shortened period in 2006.

Operating Costs.  Operating costs for the year ended December 31, 2006 increased by $148.6 million, or 72.7%, to $353.0 million from $204.3 million for the year ended December 31, 2005. The increase in operating costs is primarily due to operating costs associated with the Copley Acquisition and the Gannett Acquisition of $93.1 million and $49.6 million, respectively. The increase was also due to operating expenses of the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $7.2 million, as well as increased newsprint, delivery, postage and external printing expenses of $0.1 million, $0.2 million, $0.4 million and $0.3 million, respectively. Additionally, new internet initiative expenses of $0.9 million were incurred during the year ended December 31, 2006.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2006 increased by $58.7 million, or 59.3%, to $157.8 million from $99.0 million for the year ended December 31, 2005. The increase in selling, general and administrative expenses was primarily due to increased selling, general and administrative expenses associated with the Copley Acquisition and the Gannett Acquisition of $37.4 million and $15.3 million, respectively. The increase was also due to selling, general and administrative expenses of the newspaper businesses acquired during the fourth quarter of 2005 and the first and second quarters of 2006 of $3.9 million, as well as an increase in non-cash compensation expense related to the issuance of our RSGs of $1.3 million. These amounts were partially offset by a decrease in payroll, insurance, rent and franchise tax expenses of $1.0 million, $0.4 million, $0.6 million and $0.3 million, respectively.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2006 increased by $26.7 million to $54.8 million from $28.1 million for the year ended December 31, 2005. Depreciation and amortization increased due to depreciation and amortization of the Copley Acquisition and the Gannett Acquisition of $14.3 million and $10.4 million, respectively.

Transaction Costs Related to Merger and Acquisitions.  We incurred approximately $4.4 million in transaction costs primarily related to bonuses at Enterprise NewsMedia, LLC paid by the prior owner during the year ended December 31, 2006. We incurred approximately $10.6 million in transaction costs related to the Merger during the year ended December 31, 2005.

Impairment of Long-Lived Assets.  During the year ended December 31, 2006, we incurred a charge of $0.9 million related to the impairment of property, plant and equipment and certain intangible assets which are classified as held for sale at December 31, 2006, or disposed of during the year ended December 31, 2006.

Loss on the Sale of Assets.  During the year ended December 31, 2006, we incurred a loss in the amount of $0.7 million on the disposal of real estate, equipment and certain intangibles. We expect non-cash gains and losses to continue as we sell fixed assets in an effort to increase operating efficiency consistent with our clustering strategy.

Interest Expense.  Total interest expense for the year ended December 31, 2006 increased by $54.5 million to $103.9 million from $49.4 million for the year ended December 31, 2005. The increase was primarily due to increases in our outstanding debt balances.

Loss on Early Extinguishment of Debt and Write-off of Deferred Financing Costs.   During the year ended December 31, 2006, we incurred a $2.1 million loss due to the write-off of deferred financing costs associated with the extinguishment of our Term Loan B and second lien credit facility. Additionally, we incurred a $1.4 million loss related to the extinguishment of our debt at Enterprise NewsMedia, LLC.

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

Income Tax Expense (Benefit).  Income tax benefit for the year ended December 31, 2006 was $14.0 million compared to income tax expense of $8.3 million for the year ended December 31, 2005. The change of $22.3 million was primarily due to the redemption of the preferred stock in connection with the Merger in 2005. The redemption of the preferred stock eliminated the interest expense related to that liability, which resulted in the removal of an existing permanent difference between book and taxable income in accordance with SFAS No. 109. This was offset by the increase in the valuation allowance necessary due to an additional tax net operating loss and change in net deferred tax assets. In addition, we experienced an increase in deferred income tax expense as of December 31, 2005 related to the non-deductible merger costs incurred in 2005.

Net Loss.  Net loss for the year ended December 31, 2006 was $28.9 million. Net loss for the year ended December 31, 2005 was $14.1 million. Our net loss increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. We also intend to continue to pursue our strategy of opportunistically acquiring locally focused media businesses in contiguous and new markets. Our principal sources of funds have historically been, and will be, cash provided by operating activities and borrowings under our revolving credit facility, and term loan borrowings for significant acquisitions.

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

As of March 7, 2008, the available amount of debt under our current agreements was $1.3 million.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. We are in compliance with these covenants. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

On October 25, 2006, we completed our IPO of 13,800,000 shares of common stock at a price of $18.0 per share, raising approximately $231.0 million, which is net of the underwriters’ discount of $17.4 million. We used a portion of the net proceeds to repay in full and terminate our $152.0 million second lien term loan credit facility. In addition, we used a portion of the net proceeds to pay down $12.0 million of the $570.0 million first lien term loan credit facility, reducing the balance and limit to $558.0 million, and to repay in full the outstanding balance of $21.3 million under our $40.0 million revolving credit facility. In connection with the termination of our $152.0 million second lien term loan credit facility and the $12.0 million reduction in borrowing capacity on the first lien term loan credit facility, we wrote off $1.4 million of deferred financing costs in the fourth quarter of 2006.

On November 3, 2006, the underwriters of our initial public offering exercised their option to purchase an additional 2,070,000 shares of common stock as allowed in the underwriting agreement. The net proceeds before offering expenses of these additional shares were $34.7 million, after deducting the underwriting discount. The total proceeds from the initial public offering of 13,800,000 shares and this additional allotment of 2,070,000 shares before offering expenses was $265.7 million, after deducting the underwriting discount.

On July 23, 2007, we completed our follow-on public offering of 18,700,000 shares of our common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, as allowed in the underwriting agreement at a public offering price of $18.45 per share. The total net proceeds from our follow-on public offering were approximately $331.6 million. We used a portion of the proceeds to repay and terminate our $300.0 million Bridge Facility.

Cash Flows

The following table summarizes our historical cash flows.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In Thousands)
Cash provided by (used in) operating activities	$63,723	$25,217	$(11,814)	$(572)
Cash used in investing activities	(1,051,158)	(428,838)	(40,581)	(1,095)
Cash provided by (used in) financing activities	909,229	490,860	54,109	(260)

The discussion of our cash flows that follows is based on our historical cash flows for the Successor Period of the year ended December 31, 2007, the Successor Period of the year ended December 31, 2006, the Successor Period of June 6, 2005 to December 31, 2005, and the Predecessor Period of January 1, 2005 to June 5, 2005.

Cash Flows from Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2007 was $63.7 million. The net cash provided by operating activities resulted from a goodwill and mastheads impairment charge of $226.0 million, depreciation and amortization of $57.8 million, a loss of $2.2 million on the early extinguishment of debt, non-cash compensation of $4.7 million, an impairment of long-lived assets of $1.6 million, a net decrease of $30.2 million in working capital, a loss of $1.5 million on the sale of assets, an unrecognized loss of $0.8 million from pension and other postretirement benefit obligations, amortization of deferred financing costs of $2.1 million, an unrealized loss of $2.4 million on derivative instruments, partially offset by a loss from continuing operations of $233.0 million and a decrease of $32.7 million related to deferred income taxes. The decrease in working capital primarily resulted from an increase in accrued expenses, including interest and accounts payable, a decrease in accounts receivable and inventory that were partially offset by an increase in other assets from December 31, 2006 to December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2006 was $25.2 million. The net cash provided by operating activities resulted from depreciation and amortization of $24.1 million, a loss of $2.1 million on the early extinguishment of debt, non-cash compensation of $1.8 million, an impairment of long-lived assets of $0.9 million, a net decrease of $0.5 million in working capital, a loss of $0.7 million on the sale of assets, an unrecognized loss of $0.7 million from pension and other postretirement obligations, amortization of deferred financing costs of $0.5 million, partially offset by an increase of $3.4 million related to deferred income taxes, a net loss of $1.6 million, and an unrealized gain of $1.2 million on derivative instruments. The decrease in working capital primarily resulted from an increase in accounts payable and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable from December 31, 2005 to December 31, 2006.

Net cash used in operating activities for the period from June 6, 2005 to December 31, 2005 was $11.8 million. The net cash used in operating activities primarily resulted from accrued interest of $21.1 million on senior debentures related to the Merger, an unrealized gain of $10.8 million on a derivative instrument and a net decrease in working capital of $4.8 million, partially offset by net income of $9.6 million, depreciation and amortization of $8.0 million and a net decrease of $6.9 million in deferred tax assets. The decrease in accrued expenses, excluding accrued interest, from June 6, 2005 to December 31, 2005.

Net cash used in operating activities for the period from January 1, 2005 to June 5, 2005 was $0.6 million. The net cash used in operating activities primarily resulted from a net loss of $24.8 million, a net increase of $3.5 million in deferred tax assets and a net decrease of $2.9 million in working capital, partially offset by interest expense of $13.5 million from mandatorily redeemable preferred stock, depreciation and amortization of $5.8 million, a loss of $5.5 million on the early extinguishment of debt, issuance of $4.8 million of senior debentures in lieu of paying interest and $1.0 million of non-cash transaction costs related to the Merger. The decrease in working capital primarily resulted from a decrease in accrued interest from December 31, 2004 to June 5, 2005.

Cash Flows from Investing Activities.  Net cash used in investing activities for the year ended December 31, 2007 was $1.05 billion. During the year ended December 31, 2007, we used $1.12 billion, net of cash acquired, for acquisitions and $8.6 million for capital expenditures, which uses were partially offset by proceeds of $79.7 million from the sale of publications and other assets.

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

Cash Flows from Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2007 was $909.2 million. The net cash provided by financing activities resulted from net borrowings of $1.53 billion under the 2007 Credit Facility, the issuance of common stock of $331.6 from the secondary offering, net of underwriters’ discount and offering costs, and $11.0 million under the revolving credit facility, partially offset by the repayment of $558.0 million of borrowings under the 2006 Credit Facility and $339.8 million under the 2007 Credit Facility, payment of dividends of $62.7 million, and payment of $7.5 million of debt issuance costs in connection with the 2007 Credit Facility.

Net cash provided by financing activities for the year ended December 31, 2006 was $490.9 million. The net cash provided by financing activities primarily resulted from net borrowings of $549.5 million under the 2006 Credit Facility and the issuance of common stock of $265.9 million, primarily from the IPO, net of underwriters’ discount, partially offset by the repayment of $304.4 million of borrowings under the 2005 Credit Facility and payment of $9.2 million of dividends, payment of $7.2 million of debt issuance costs in connection with the 2006 Credit Facility and payment of $3.7 million of offering costs.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2006 to December 31, 2007.

Accounts Receivable.  Accounts receivable increased $42.5 million from December 31, 2006 to December 31, 2007, of which $51.1 million was acquired from current year acquisitions. This increase was partially offset by a reduction in accounts receivable of $8.6 million primarily from the sale of assets and the timing of cash receipts.

Property, Plant, and Equipment.  Property, plant, and equipment increased $111.8 million during the period from December 31, 2006 to December 31, 2007, of which $148.4 million was acquired from acquisition consummated in the current year and $8.6 million was used for capital expenditures. These increases in property, plant, and equipment were partially offset by assets sold and held for sale of $23.2 million, depreciation of $19.9 million, purchase accounting adjustments of $0.9 million from acquisitions consummated in June 2006, and an impairment of $1.6 million on long-lived assets.

Goodwill.  Goodwill increased $221.4 million from December 31, 2006 to December 31, 2007, of which $457.6 million was acquired from acquisitions consummated during the current year and $3.6 million related to the resolution of certain tax uncertainties. These increases in goodwill were partially offset by an impairment charge of $201.5 million, assets sold and held for sale of $37.8 million and $0.5 million related to purchase accounting adjustments from acquisitions in June 2006.

Intangible Assets.  Intangible assets increased $417.7 million from December 31, 2006 to December 31, 2007, of which $520.3 million was acquired from acquisitions consummated during the current year, partially offset by a masthead impairment charge of $24.5 million, assets sold and held for sale of $40.2 million and amortization of $37.9 million.

Long-term Assets Held for Sale.  Long-term assets held for sale increased $20.9 million from December 31, 2006 to December 31, 2007, of which $99.4 million became held for sale during the current year, partially offset by proceeds of $78.5 million from assets sold during the current year. Included in long-term assets held for sale as of December 31, 2007 are buildings and equipment at our Massachusetts, Yankton, South Dakota and Winter Haven, Florida locations.

Accrued Expenses.  Accrued expenses increased $22.5 million from December 31, 2006 to December 31, 2007, of which $23.5 million was acquired from acquisitions consummated during the current year. In addition, accrued expenses increased $8.9 million primarily from an increase of $4.0 million of accrued payroll, an increase of $3.4 million of accrued vacation, an increase of $1.4 million in accrued restructuring, and an increase of $1.5 million in income taxes payable. These increases were partially offset by other, less significant, changes in accrual balances.

Accrued Interest.  Accrued interest increased $7.6 million from December 31, 2006 to December 31, 2007 primarily attributable to the $658.0 million increase in debt.

Deferred Revenue.  Deferred revenue increased $15.3 million from December 31, 2006 to December 31, 2007, of which $16.5 million was acquired from acquisitions consummated during the current year, partially offset by a decrease of $0.9 million from current liabilities held for sale.

Dividend Payable.  Dividend payable increased $13.7 million from December 31, 2006 to December 31, 2007 from the declaration of dividends of $76.4 million, partially offset by dividend payments of $62.7 million. The increase in the dividend payable from December 31, 2006 to December 31, 2007 was primarily attributable to a higher fourth quarter 2007 per share dividend as well as an increase in the number of shares outstanding due to the follow on offering in July, 2007.

Long-Term Debt.  Long-term debt increased $648.0 million from December 31, 2006 to December 31, 2007 from borrowings of $1.53 billion primarily under the 2007 Credit Facility and $11.0 million under the revolving credit facility, partially offset by repayments of $897.8 million under the 2006 Credit Facility and the 2007 Credit Facility.

Deferred Income Taxes.  Deferred income tax liabilities decreased $9.4 million from December 31, 2006 to December 31, 2007, of which $60.1 million related to intangible impairments, $17.9 million related to changes in derivative instrument values, and $33.3 million related to increased net operating losses and other less significant items. These decreases were partially offset by $22.7 million of deferred taxes acquired from acquisitions consummated during the current year, $14.9 million of tax amortization benefits, and a $64.3 million valuation allowance.

Additional Paid-in Capital.  Additional paid-in capital increased $336.0 million from December 31, 2006 to December 31, 2007, which resulted from the issuance of common stock from the secondary offering of $331.4 million, net of underwriters’ discount and offering costs, and non-cash compensation of $4.6 million.

Accumulated Deficit.  Accumulated deficit increased $307.8 million from December 31, 2006 to December 31, 2007 from declaration of dividends of $76.4 million and a net loss of $231.4 million.

Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirect wholly owned subsidiary of ours, GateHouse Media Holdco, Inc. (“Holdco”), a direct wholly owned subsidiary of ours, and certain of their subsidiaries are parties to an Amended and Restated Credit Agreement, dated as of February 27, 2007 with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The 2007 Credit Facility amended and restated our 2006 Credit Facility.

The 2007 Credit Facility provides for a (i) $670.0 million term loan facility that matures on August 28, 2014, (ii) a delayed draw term loan facility of up to $250.0 million that matures on August 28, 2014, and (iii) a revolving loan facility with a $40.0 million aggregate loan commitment amount available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, that matures on February 28, 2014. The borrowers used the proceeds of the 2007 Credit Facility to finance the acquisition of SureWest, to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility is secured by a first priority security interest in (i) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries, (ii) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the 2007 Credit Facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

As of December 31, 2007, (i) $670.0 million was outstanding under the term loan facility, (ii) $250.0 million was outstanding under the delayed draw term loan facility and (iii) $11.0 million was outstanding under the revolving credit facility (without giving effect to $5.2 million of outstanding but undrawn letters of credit on such date). Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans as amended by the First Amendment is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00%, in the case of Alternate Base Rate Loans. Under the revolving loan facility we also pay a quarterly commitment fee on the unused portion of the revolving loan facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, we are required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

No principal payments are due on the term loan facilities or the revolving credit facility until the applicable maturity date. The borrowers are required to prepay borrowings under the term loan facilities in an amount equal to 50.0% of Holdco’s Excess Cash Flow (as defined in the Credit Agreement) earned during the previous fiscal year, except that no prepayments are required if the Total Leverage Ratio is less than or equal to 6.0 to 1.0 at the end of such fiscal year. In addition, the borrowers are required to prepay borrowings under the term loan facilities with asset disposition proceeds in excess of specified amounts to the extent necessary to cause Holdco’s Total Leverage Ratio to be less than or equal to 6.25 to 1.00, and with cash insurance proceeds and condemnation or expropriation awards, in excess of specified amounts, subject, in each case, to reinvestment rights. The borrowers are required to prepay borrowings under the term loan facilities with the net proceeds of equity issuances by us in an amount equal to the lesser of (i) the amount by which 50.0% of the net cash proceeds exceeds the amount (if any) required to repay any credit facilities of ours or (ii) the amount of proceeds required to reduce Holdco’s Total Leverage Ratio to 6.0 to 1.0. The borrowers are also required to prepay borrowings under the term loan facilities with 100% of the proceeds of debt issuances (with specified exceptions) except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facilities have been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facilities and the cash collateralization of letters of credit.

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which we are generally permitted to incur so long as we satisfy an incurrence test that requires us to maintain a pro forma Total Leverage ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (ii) make restricted payments of proceeds of asset dispositions to us to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of ours). The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provides that the borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

First Amendment to 2007 Credit Facility.

On May 7, 2007, we entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275.0 million the proceeds of which were used to finance a portion of the Gannett Acquisition. As amended by the First Amendment, the 2007 Credit Facility includes $1.195 billion of term loan facilities and a $40.0 million revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investor Service Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), are at least B1 and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

As previously noted, the First Amendment also modified the interest rates applicable to the term loans under the 2007 Credit Facility. Term loans thereunder accrue interest at a rate per annum equal to, at the option of the Borrower, (a) adjusted LIBOR plus a margin equal to 2.00% or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin equal to 1.00%. The terms of the previously outstanding borrowings were also modified to include a 1.00% prepayment premium corresponding to the prepayment premium applicable to the First Amendment term loans and a corresponding “most favored nation” interest provision.

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	(In Thousands)
2007 Credit Facility and short-term note payable	$94,441	$83,708	$83,708	$83,708	$83,708	$1,345,103	$1,774,376
Noncompete payments	541	501	409	391	381	71	2,294
Operating lease obligations	5,340	4,782	4,181	2,159	1,916	5,227	23,605
Letters of credit	5,188	—	—	—	—	—	5,188
Total	$105,510	$88,991	$88,298	$86,258	$86,005	$1,350,401	$1,805,463

On February 27, 2007, we entered into the 2007 Credit Facility with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent. The 2007 Credit Facility provides for a $670.0 million term loan facility which matures in August 2014, a delayed draw term loan of up to $250.0 million available until August 2007 which matures in August, 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014.

On May 7, 2007, we amended our 2007 Credit Facility and increased our borrowings by $275.0 million.

We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements in 2008.

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

SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In May 2007, the FASB issued Staff Position No. 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FIN 48-1”) which is an amendment to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 became effective during the first quarter of 2007 and did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”).

SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. FAS No. 141(R) further changes the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our consoliated financial statements.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as follows:

Income (loss) from continuing operations before:

•	Net income tax expense (benefit);
•	interest/financing expense;
•	depreciation and amortization; and
•	other non-recurring items.

Management’s Use of Adjusted EBITDA

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

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss), include: the cash portion of interest/financing expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of facilities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results.

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

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005	Year Ended December 31,
					2004	2003
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Income (loss) from continuing operations	$(232,968)	$(1,574)	$9,565	$(24,831)	$(30,711)	$(14,650)
Income tax expense (benefit)	(31,192)	(3,273)	7,050	(3,027)	1,228	(4,691)
Write-off of deferred offering costs	—	—	—	—	—	1,935
Write-off of deferred financing costs	—	—	—	—	—	161
Unrealized (gain) loss on derivative instrument(1)	2,378	(1,150)	(10,807)	—	—	—
Loss on early extinguishment of debt(2)	2,240	2,086	—	5,525	—	—
Amortization of deferred financing costs	2,101	544	67	643	1,826	1,810
Interest expense – dividends on mandatorily redeemable preferred stock	—	—	—	13,484	29,019	13,206
Interest expense – debt	76,726	35,994	11,760	13,232	32,917	32,433
Impairment of long-lived assets	1,553	917	—	—	1,500	—
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	2,850	7,703	—	—
Depreciation and amortization	57,750	24,051	8,030	5,776	13,374	13,359
Goodwill and mastheads impairment	225,993	—	—	—	—	—
Adjusted EBITDA from continuing operations	$104,581 (a)	$57,595 (b)	$28,515 (c)	$18,505 (d)	$49,153 (e)	$43,563 (f)

(a)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $2,393 from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(b)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109, which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.
(c)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 included net expenses of $1,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,643 is non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.
(d)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 included net expenses of $1,564, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,564 is non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.
(e)	Adjusted EBITDA for the year ended December 31, 2004 included net expenses of $1,076, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,076 is management fees paid to prior owners of $1,480 and a loss of $30 on the sale of assets, partially offset by $434 of other income.
(f)	Adjusted EBITDA for the year ended December 31, 2003 included net expenses of $1,610, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,610 is non-cash compensation expense and other expense of $26, management fees paid to prior owners of $1,480 and a loss of $104 on the sale of assets
(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amorization of financing fees and are excluded from Adjusted EBITDA.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

At December 31, 2007, after consideration of the forward starting interest rate swaps described below, none of the remaining principal amount of our term loans are subject to floating interest rates.

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $0.1 million, based on pro forma floating rate debt of $11.0 million outstanding on the revolving credit facility at December 31, 2007, after consideration of the interest rate swaps of $1.195 billion described below.

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

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.8 million based on pro forma as adjusted newsprint usage for the year ended December 31, 2007 of approximately 83,000 metric tons.

Item 8. Financial Statements and Supplementary Data

GATEHOUSE MEDIA, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firms	70
Consolidated Balance Sheets as of December 31, 2007 and 2006	72
Consolidated Statements of Operations for the years ended December 31, 2007 (Successor), and December 31, 2006 (Successor), the period from June 6, 2005 to December 31, 2005 (Successor) and the period from January 1, 2005 to June 5, 2005 (Predecessor)	73
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007 (Successor), and December 31, 2006 (Successor), the period from June 6, 2005 to December 31, 2005 (Successor) and the period from January 1, 2005 to June 5, 2005 (Predecessor)	74
Consolidated Statements of Cash Flows for the years ended December 31, 2007 (Successor), and December 31, 2006 (Successor), the period from June 6, 2005 to December 31, 2005 (Successor) and the period from January 1, 2005 to June 5, 2005 (Predecessor)	77
Notes to Consolidated Financial Statements	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
GateHouse Media, Inc.

We have audited the accompanying consolidated balance sheet of GateHouse Media, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2007 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GateHouse Media, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GateHouse Media, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GateHouse Media, Inc.:

We have audited the accompanying consolidated balance sheet of GateHouse Media, Inc. (formerly Liberty Group Publishing, Inc.) and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006 (Successor Period), the period from June 6, 2005 to December 31, 2005 (Successor Period), and the period from January 1, 2005 to June 5, 2005 (Predecessor Period). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GateHouse Media, Inc. (formerly Liberty Group Publishing, Inc.) and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 (Successor Period), the period from June 6, 2005 to December 31, 2005 (Successor Period), the period from January 1, 2005 to June 5, 2005 (Predecessor Period), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(r) to the consolidated financial statements, during 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

As discussed in Note 1(j) to the consolidated financial statements, in 2005 the Company changed to June 30 the date on which the annual impairment assessment of goodwill and intangible assets with indefinite lives is made.

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

/s/ KPMG LLP

Chicago, Illinois
March 12, 2007

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,096	$90,302
Accounts receivable, net of allowance for doubtful accounts of $3,874 and $2,332 at December 31, 2007 and 2006, respectively	85,474	42,990
Inventory	9,046	4,664
Prepaid expenses	4,514	3,372
Deferred income taxes	3,890	2,896
Other current assets	4,208	380
Assets held for sale	1,540	—
Total current assets	120,768	144,604
Property, plant, and equipment, net of accumulated depreciation of $30,597 and $11,224 at December 31, 2007 and 2006, respectively.	210,209	98,371
Goodwill	701,852	480,430
Intangible assets, net of accumulated amortization of $58,111 and $20,246 at December 31, 2007 and 2006, respectively.	808,794	391,096
Deferred financing costs, net	8,416	5,297
Derivative instruments	—	7,972
Other assets	1,692	1,404
Long-term assets held for sale	23,264	2,323
Total assets	$1,874,995	$1,131,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term liabilities	$1,047	$487
Short-term note payable	10,000	—
Accounts payable	13,190	5,655
Accrued expenses	40,672	18,167
Accrued interest	9,947	2,358
Deferred revenue	29,840	14,554
Dividend payable	23,126	9,394
Liabilities held for sale	623	—
Total current liabilities	128,445	50,615
Long-term liabilities:
Long-term debt	1,206,000	558,000
Long-term liabilities, less current portion	4,455	1,324
Deferred income taxes	25,327	34,709
Derivative instruments	44,101	—
Pension and other postretirement benefit obligations	12,679	13,765
Total liabilities	1,421,007	658,413
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2007; none issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2007; 57,947,073 and 39,147,263 shares issued, and 57,891,295 and 39,141,263 outstanding at December 31, 2007 and December 31, 2006, respectively	568	381
Additional paid-in capital	822,025	486,011
Accumulated other comprehensive loss	(49,962)	(2,644)
Accumulated deficit	(318,407)	(10,604)
Treasury stock, at cost, 55,778 and 6,000 shares at December 31, 2007 and December 31, 2006, respectively	(236)	(60)
Total stockholders’ equity	453,988	473,084
Total liabilities and stockholders’ equity	$1,874,995	$1,131,497

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues:
Advertising	$435,769	$238,721	$88,798	$63,172
Circulation	119,649	52,656	19,298	14,184
Commercial printing and other	33,510	23,553	11,415	8,134
Total revenues	588,928	314,930	119,511	85,490
Operating costs and expenses:
Operating costs	316,148	160,877	61,001	40,007
Selling, general, and administrative	159,198	91,272	29,033	26,210
Depreciation and amortization	57,750	24,051	8,030	5,776
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	2,850	7,703
Integration and reorganization costs and management fees paid to prior owner	7,490	4,486	1,002	768
Impairment of long-lived assets	1,553	917	—	—
Gain (loss) on sale of assets	(1,495)	(700)	40	—
Goodwill and mastheads impairment	225,993	—	—	—
Operating income (loss)	(180,699)	32,627	17,635	5,026
Interest expense – debt	76,726	35,994	11,760	13,232
Interest expense – dividends on mandatorily redeemable preferred stock	—	—	—	13,484
Amortization of deferred financing costs	2,101	544	67	643
Loss on early extinguishment of debt	2,240	2,086	—	5,525
Unrealized (gain) loss on derivative instrument	2,378	(1,150)	(10,807)	—
Other expense	16	—	—	—
Income (loss) from continuing operations before income taxes	(264,160)	(4,847)	16,615	(27,858)
Income tax expense (benefit)	(31,192)	(3,273)	7,050	(3,027)
Income (loss) from continuing operations	(232,968)	(1,574)	9,565	(24,831)
Income from discontinued operations, net of income taxes	1,544	—	—	—
Net income (loss)	$(231,424)	$(1,574)	$9,565	$(24,831)
Earnings (loss) per share:
Basic and diluted:
Income (loss) from continuing operations	$(5.02)	$(0.06)	$0.43	$(0.12)
Net income (loss)	$(4.99)	$(0.06)	$0.43	$(0.12)
Dividends declared per share	$1.57	$0.64	$—	$—

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock		Notes Receivable	Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2004 (Predecessor)	218,517,700	2,185	14,281	—	—	(180,909)	2,634,400	(181)	(953)	(165,577)
Repayment of notes receivable through forgiveness of debt	—	—	—	—	—	—	—	—	953	953
Net loss	—	—	—	—	—	(24,831)	—	—	—	(24,831)
Balance at June 5, 2005 (Predecessor)	218,517,700	2,185	14,281	—	—	(205,740)	2,634,400	(181)	—	(189,455)
Redemption of Predecessor’s outstanding common stock	(218,517,700)	(2,185)	(14,281)	—	—	—	—	—	—	(16,466)
Cancellation of Predecessor’s stock held in treasury	—	—	—	—	—	—	(2,634,400)	181	—	181
Write-off of Predecessor’s accumulated deficit associated with the Merger	—	—	—	—	—	205,740	—	—	—	205,740
Contributed capital associated with the Merger	22,197,500	222	221,753	—	—	—	—	—	—	221,975
Restricted share grants	442,500	—	4,425	(4,425)	—	—	—	—	—	—
Restricted share grants, compensation expense	—	—	—	516	—	—	—	—	—	516
Net income	—	—	—	—	—	9,565	—	—	—	9,565
Balance at December 31, 2005 (Successor)	22,640,000	222	226,178	(3,909)	—	9,565	—	—	—	232,056
Comprehensive loss:
Net loss	—	—	—	—	—	(1,574)	—	—	—	(1,574)
Unrealized loss on derivative instrument, net of income taxes of $1,560	—	—	—	—	(2,351)	—	—	—	—	(2,351)
Comprehensive loss										(3,925)
Adjustment to initially apply FASB Statement 158, net of income taxes of $197	—	—	—	—	(293)	—	—	—	—	(293)
Reclassification of deferred compensation	—	—	(3,909)	3,909	—	—	—	—	—	—

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) – (continued)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock		Notes Receivable	Total
	Shares	Amount					Shares	Amount
Restricted share grants	618,680	—	1,936	—	—	—	—	—	—	1,936
Restricted share forfeitures	(6,417)	—	(15)	—	—	—	—	—	—	(15)
Issuance of common stock	25,000	—	375	—	—	—	—	—	—	375
Issuance of common stock from initial public offering, net of issuance costs	15,870,000	159	261,446	—	—	—	—	—	—	261,605
Purchase of treasury stock	—	—	—	—	—	—	6,000	(60)	—	(60)
Common stock cash dividends	—	—	—	—	—	(18,595)	—	—	—	(18,595)
Balance at December 31, 2006 (Successor)	39,147,263	$381	$486,011	$—	$(2,644)	$(10,604)	6,000	$(60)	$—	$473,084
Comprehensive loss:
Net loss	—	—	—	—	—	(231,424)	—	—	—	(231,424)
Unrealized loss on derivative instrument, net of income taxes of $930	—	—	—	—	(48,764)	—	—	—	—	(48,764)
Net actuarial loss and prior service cost, net of income taxes of $930	—	—	—	—	1,446	—	—	—	—	1,446
Comprehensive loss										(278,742)
Restricted share grants	198,846	—	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	4,617	—	—	—	—	—	—	4,617
Restricted share forfeitures	(99,036)	—	—	—	—	—	35,469	—	—	—
Restricted stock canceled for withholding tax	—	—	—	—	—	—	14,309	(176)	—	(176)
Deferred offering costs from initial public offering	—	—	(38)	—	—	—	—	—	—	(38)
Issuance of common stock from follow on public offering, net of issuance costs	18,700,000	187	331,435	—	—	—	—	—	—	331,622
Common stock cash dividends	—	—	—	—	—	(76,379)	—	—	—	(76,379)
Balance at December 31, 2007 (Successor)	57,947,073	$568	$822,025	$—	$(49,962)	$(318,407)	55,778	$(236)	$—	$453,988

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(231,424)	$(1,574)	$9,565	$(24,831)
Income from discontinued operations, net of income taxes	1,544	—	—	—
Net income (loss) from continuing operations	(232,968)	(1,574)	9,565	(24,831)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	57,750	24,051	8,030	5,776
Amortization of deferred financing costs	2,101	544	67	643
Unrealized loss (gain) on derivative instrument	2,378	(1,150)	(10,807)
Issuance of Senior Debentures in lieu of paying cash interest on Senior Discount Debentures and Senior Debentures held by affiliates	—	—	—	4,765
Change in Accrued interest on Senior Discount Debentures and Senior Debentures held by affiliates	—	—	(21,129)	(389)
Non-cash compensation expense	4,687	1,846	516	—
Deferred income taxes	(32,657)	(3,448)	6,899	(3,520)
Loss on sale of assets	1,495	700	(40)	—
Loss on early extinguishment of debt	2,240	2,086	—	5,525
Interest expense – dividends on mandatorily redeemable preferred stock	—	—	—	13,484
Non-cash transaction costs related to Merger	—	—	—	953
Pension and other postretirement benefit obligations	800	748	—	—
Impairment of long-lived assets	1,553	917	—	—
Goodwill and mastheads impairment	225,993	—	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	4,207	(1,701)	760	(656)
Inventory	1,712	(23)	(408)	74
Prepaid expenses	1,060	610	229	(217)
Other assets	(2,685)	161	117	(9)
Accounts payable	5,081	1,614	(58)	223
Accrued expenses and other current liabilities	13,801	(829)	(5,487)	4,763
Accrued interest	7,589	1,025	183	(6,990)
Deferred revenue	(219)	(668)	(113)	(71)
Long-term liabilities	(195)	308	(138)	(95)
Net cash provided by (used in) operating activities	63,723	25,217	(11,814)	(572)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(8,592)	(8,396)	(4,967)	(1,015)
Proceeds from sale of publications and other assets	79,658	4,494	3,398	—
Acquisition of GateHouse Media, Inc., net of cash acquired	—	—	(23,930)	—
Acquisition of CP Media, net of cash acquired	—	(231,735)	—	—
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	(154)	(181,393)	—	—
Acquisition of The Copley Press, Inc. Newspapers, net of cash acquired	(385,756)	—	—	—
Acquisition of Gannett Co., Inc. Newspapers, net of cash acquired	(418,576)	—	—	—
Other acquisitions, net of cash acquired	(317,738)	(11,808)	(15,082)	(80)
Net cash used in investing activities	(1,051,158)	(428,838)	(40,581)	(1,095)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from financing activities:
Extinguishment of senior subordinated notes, net of fees	—	—	—	(182,813)
Extinguishment of senior discount notes, held by third parties	—	—	—	(20,184)
Extinguishment of senior preferred stock, held by third parties	—	—	—	(11,361)
Payment of debt issuance costs	(7,460)	(7,166)	(771)	(2,350)
Borrowings under term loans	1,534,757	570,000	27,926	276,500
Repayments of term loans	(897,757)	(12,000)	—	(60,052)
Net borrowings under revolving credit facility	11,000	(8,500)	8,500	—
Extinguishment of Senior Debentures	—	—	(69,200)	—
Contributed capital	—	—	221,975	—
Extinguishment of senior preferred stock, related to Merger	—	—	(134,321)	—
Extinguishment of credit facility, net of fees	—	(304,426)	—	—
Payment of offering costs	(1,374)	(3,701)	—	—
Issuance of common stock, net of underwriter's discount	332,939	265,914	—	—
Purchase of treasury stock	(176)	(60)	—	—
Payment of dividends	(62,700)	(9,201)	—	—
Net cash provided by (used in) financing activities	909,229	490,860	54,109	(260)
Net increase (decrease) in cash and cash equivalents	(78,206)	87,239	1,714	(1,927)
Cash and cash equivalents at beginning of period	90,302	3,063	1,349	3,276
Cash and cash equivalents at end of period	$12,096	$90,302	$3,063	$1,349
Supplemental disclosures on cash flow information:
Cash interest paid	$74,910	$38,459	$31,720	$16,879
Cash income taxes paid	131	—	—	—
Repayment of notes receivable through forgiveness of debt	—	—	—	953
Issuance of Senior Debentures in lieu of paying cash interest on Senior Discount Debentures and Senior Debentures held by affiliates	—	—	—	4,765
New Senior Debentures issued in exchange for Senior Debentures and Senior Discount Debentures held by affiliates	—	—	—	87,503
Series B-1 Senior Preferred Stock issued in exchange for Series A Senior Preferred Stock	—	—	—	114,277
Note payable issued related to the acquisition of Morris Publishing Group	10,000	—	—	—

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

GateHouse Media, Inc. (“GateHouse”), formerly Liberty Group Publishing, Inc. (“LGP”), and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are the dominant source of local news and print advertising in their markets. As of December 31, 2007, the Company (as defined below) owns and operates 515 publications located in 23 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

•	The Company amended its 2005 credit facility to allow for a change in control and borrowed $33,500 on the revolving credit facility in connection with the Merger. The Company paid $771 in fees in connection with the amendment.
•	The Company incurred approximately $10,553 in transaction costs associated with the Merger.
•	Each outstanding option under the Company’s 1999 Stock Option Plan (“the Option Plan”) was cancelled for cash consideration per share equal to the difference between the conversion amount of $0.10 per share and the respective exercise price of the option, or $93 in the aggregate. Additionally, all outstanding shares of the Company’s common stock held in treasury at the time of the Merger were cancelled.

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

(d) Follow-on Public Offering

On July 23, 2007, the Company completed its follow-on public offering of 18,700,000 shares of its common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, pursuant to the terms of the underwriting agreement, at a public offering price of $18.45 per share. The total net proceeds from the follow-on public offering were approximately $331,622.

(e) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(f) Fiscal Year

The Company’s fiscal year end is December 31, 2007. CP Media, the newspapers acquired from the Copley Press, Inc. and Gannett Co., Inc., subsidiaries of the Company, have a fiscal year which ends on the Sunday closest to December 31. CP Media, the newspapers acquired from the Copley Press, Inc. and Gannett Co., Inc’s fiscal years ended on December 30, 2007.

(g) Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

(h) Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

(i) Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Routine maintenance and repairs are expensed as incurred.

Depreciation is calculated under the straight-line method over the estimated useful lives, principally 25 years for buildings and improvements, 3 to 10 years for machinery and equipment, and 3 to 10 years for furniture, fixtures, and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(j) Goodwill and Intangible Assets

Intangible assets consist of advertiser, subscriber, customer relationships, mastheads, non-compete agreements with former owners of acquired newspapers, trade names and publication rights. The excess of acquisition costs over the estimated fair value of tangible and identifiable intangible net assets acquired is recorded as goodwill.

Advertiser and subscriber relationships were amortized over useful lives of 20 and 30 years, respectively during the period from January 1, 2005 to June 5, 2005. Customer relationships unrelated to newspapers were amortized over 10 years during the period from January 1, 2005 to June 5, 2005. Non-compete agreements were amortized over periods of up to 10 years depending on the specifics of the agreement.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $622,913 as of December 31, 2007.

Goodwill and mastheads are not amortized pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assesment of future operations or a decline in the Company’s stock price. As a result of the Merger, the Company changed the date on which the annual impairment assessment is made to June 30. As required by SFAS No. 142, the Company performs its impairment analysis on each of its reporting units, represented by its geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value.

The Company determined that it should perform impairment testing of goodwill and indefinite lived intangible assets during the fourth quarter, due to the Company’s stock price as of the end of its fourth quarter.

The fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances and that hypothetical marketplace participants would use.

The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the stock market price) plus an estimated control premium. As a result of the fair values of the reporting units, the Company recorded an impairment charge related to goodwill of $201,479 and a newspaper masthead impairment charge of $24,514 in the fourth quarter of 2007. No goodwill or masthead impairment charges were recorded during the years ended December 31, 2006 or 2005.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) . The Company assesses the recoverability of its long-lived assets, including property, plant, and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Impairment indicators include significant under performance relative to historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates. If the carrying value of the assets exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would be measured as the difference between the fair value and its carrying value.

(k) Revenue Recognition

Circulation revenue from subscribers is billed to customers at the beginning of the subscription period and is recognized on a straight-line basis over the term of the related subscription. Circulation revenue from single copy sales is recognized at the time of sale. Advertising revenue is recognized upon publication of the advertisement. Revenue for commercial printing is recognized upon delivery. Directory revenue is recognized on a straight-line basis over the twelve-month period in which the corresponding directory is distributed.

(l) Income Taxes

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

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

for prior tax returns of the acquired entity should be based on the Company’s best estimate of the ultimate settlement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities should be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized should be adjusted. The effect of those adjustments should be applied to increase or decrease the remaining balance of goodwill attributable to that acquisition. If goodwill is reduced to zero, the remaining amount of those adjustments should be applied initially to reduce to zero other noncurrent intangible assets related to that acquisition, and any remaining amount should be recognized in earnings.

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

(m) Fair Value of Financial Instruments

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

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. These standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity or net earnings depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

(n) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(o) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the estimated remaining term of the related debt.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

(p) Advertising

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses of $4,444, $1,787, $382 and $585 during the years ended December 31, 2007 and 2006, the period from June 6, 2005 to December 31, 2005 and the period from January 1, 2005 to June 5, 2005, respectively.

(q) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(r) Stock-based Employee Compensation

Prior to January 1, 2006, the Company accounted for its stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of SFAS No. 123 during the period from June 6, 2005 to December 31, 2005 and the period from January 1, 2005 to June 5, 2005.

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

The following table illustrates the effect on net income (loss) as if the Company had applied the fair value-based method to all outstanding and unvested awards for the periods presented:

	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Predecessor)
Net income (loss), as reported	$9,565	$(24,831)
Add:
Stock-based employee compensation expense included in reported net income (loss)	516	93
Deduct:
Stock-based employee compensation determined under fair value-based method	(516)	(93)
Pro forma net income (loss)	$9,565	$(24,831)
Earnings (loss) per share:
Basic – as reported	$0.43	$(0.12)
Basic – pro forma	$0.43	$(0.12)
Diluted – as reported	$0.43	$(0.12)
Diluted – pro forma	$0.43	$(0.12)

Under the stock-based employee compensation plan, the exercise price of each option equals the fair value of the common stock on the date of grant. For purposes of calculating compensation expense consistent

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

with SFAS No. 123, the fair value of each 2004 stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, expected volatility of 18.6%, risk-free interest rate of 4.5%, and an expected life of 10 years. There were no stock option grants during 2005.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R supersedes SFAS No. 123 and APB No. 25 and requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements on a straight line basis over the service period (generally the vesting period) based on fair values measured on grant dates. The Company adopted SFAS No. 123R using the modified prospective transition method, therefore, prior results were not restated. Under the modified prospective method, share-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of the date of adoption. Accordingly, the expense required under SFAS No. 123R has been recorded beginning January 1, 2006. In addition, the Company eliminated the December 31, 2005 balance of deferred compensation of $3,909 by reducing additional paid-in capital.

(s) Pension and Postretirement Liabilities

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), became effective for the Company during the year ended December 31, 2006, and requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. During the years ended December 31, 2007 and 2006, a total of $1,446 and $(293), net of taxes of $930 and $197 respectively, was recognized in other comprehensive income (see Note 16).

(t) Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

(u) Correction of Immaterial Error

The Company revised its consolidated financial statements for the year ended December 31, 2006 due to corrections of immaterial prior years’ errors identified in the current year (“Purchase accounting tax adjustment”). The Company overstated both its deferred tax liability and goodwill balances as of December 31, 2006 primarily related to deferred taxes being calculated on tax deductible goodwill as part of the Merger. The result was a decrease of previously reported deferred tax liabilities and goodwill of approximately $36,226 as of December 31, 2006. This adjustment relates entirely to acquisition deferred taxes and, as such, there is no impact on previously reported income tax expense or net income.

Upon adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) in 2006, the Company recognized a comprehensive loss of $293 (net of income taxes) to record the unfunded portion of its defined benefit and other postretirement benefit plan liabilities. This adjustment was disclosed in the notes to the December 31, 2006 consolidated financial statements. However, SFAS No. 158 requires that this adjustment not affect comprehensive income, but rather be reflected as an adjustment directly to stockholders’ equity. The reported net loss, the loss from continuing

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

operations, the cumulative pension adjustment and total stockholders’ equity were not affected by this misstatement, however, as a result of this error, which has now been corrected, the reported comprehensive loss had been overstated by $293.

(v) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the 2007 presentation.

(w) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).

SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 141(R) will have on its consoliated financial statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $4,687, $1,846, $516 and $93, during the years ended December 31, 2007 and 2006, the period from June 6, 2005 to December 31, 2005, and the period from January 1, 2005 to June 5, 2005, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the years ended December 31, 2007 and 2006, was $1,835 and $688, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2007 was $9,205, which is expected to be recognized over a weighted-average period of 2.6 years through October 2011.

Total share-based compensation expense during the year ended December 31, 2006 of $1,846 is comprised of $125 related to the purchase of common stock at a discount, as discussed below, and $1,721 related to share-based compensation expense for Restricted Share Grants (“RSGs”), which is net of estimated forfeitures.

(a) Restricted Share Grants

Prior to the IPO, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the years ended December 31, 2007 and 2006, the Company recognized $4,687 and $1,721, respectively in share-based compensation expense related to RSGs.

As of December 31, 2007 and 2006, there were 1,035,480 and 1,051,763 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $13.87 and $14.33, respectively. As of December 31, 2007, the aggregate intrinsic value of unvested RSGs was $9,205. During the year ended December 31, 2007, the aggregate fair value of vested RSGs was $952.

RSG activity was as follows:

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(2) Share-Based Compensation  – (continued)

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2006	1,051,763	$14.33
Granted	198,846	11.69
Vested	(80,624)	19.78
Forfeited	(134,505)	10.72
Unvested at December 31, 2007	1,035,480	$13.87

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(2) Share-Based Compensation  – (continued)

In preparing a discounted cash flow analysis, certain significant assumptions were made including:

•	the rate of revenue growth, which is a function of, among other things, anticipated increases in advertising rates (CPI based), impacts of on-line strategy and the introduction of niche products;
•	the rate of the Company’s Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CP Media and Enterprise NewsMedia, LLC (see note 3(g)) and ongoing cost savings resulting from a clustering strategy;
•	estimated capital expenditures;
•	the discount rate of 7.8%, based on the Company’s capital structure as of July 2006, the cost of equity, based on a risk free rate of 5.0% and a market risk of premium of 7.0% and the Company’s cost of debt; and
•	a terminal multiple of between 9 and 10 times unlevered cash flow, based upon the Company’s anticipated growth prospects and private and public market valuations of comparable companies. The Company defines unlevered cash flow as Adjusted EBITDA less interest expense, cash taxes and capital expenditures.

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

(3) Acquisitions

(a) Morris Publishing Group Newspaper Acquisitions — 2007

On November 30, 2007, the Company completed its acquisition of thirty seven publications from the Morris Publishing Group for an aggregate purchase price, including working capital of approximately $121,402. The acquisition included fifteen daily and seven weekly newspapers, as well as fifteen shopper publications serving South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Morris Publishing Group newspaper acquisitions have been included in the Company’s consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2007:

Current assets	$9,422
Other assets	10,734
Property, plant and equipment	21,923
Advertising relationships	38,011
Subscriber relationships	8,341
Mastheads	12,244
Customer relationships	3,659
Goodwill	21,653
Total assets	125,987
Current liabilities	4,526
Long-term liabilities	59
Total liabilities	4,585
Net assets acquired	$121,402

The Company obtained third party independent appraisals to assist in the determination of the fair values of the subscriber relationships, advertiser relationships and customer relationships acquired in connection with the Morris Publishing Group newspaper acquisition. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 7.5% for advertiser relationships, subscriber relationships and customer relationships for the Morris Publishing Group newspaper acquisition. The growth rate was estimated to be 0.5% and the discount rate was estimated to be 10.0% for subscriber relationships. The growth rate was estimated to be 2.3% and the discount rate was estimated to be 10.0% for advertiser relationships. The growth rate was estimated to be 2.0% and the discount rate was estimated to be 10% for customer relationships.

Estimated cash flows extend up to periods of approximately 30 years which considers that a majority of the acquired newspapers have been in existence over 50 years with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber relationships, advertiser relationships and customer relationships are being amortized over 14, 15 and 15 years respectively, on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, goodwill is deductible for the newspapers acquired from Morris Publishing Group as of December 31, 2007.

(b) Gannett Co., Inc. Newspaper Acquisitions — 2007

On May 7, 2007, the Company completed its acquisition of thirteen publications from Gannett Co., Inc. for an aggregate purchase price, including working capital, of approximately $418,959. The acquisition included four daily and three weekly newspapers, as well as six shopper publications serving Rockford, Illinois, Utica, New York, Norwich, Connecticut and Huntington, West Virginia. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

values. The results of operations for the Gannett Co., Inc. newspaper acquisitions have been included in the Company’s consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2007:

Current assets	$14,153
Other assets	75,632
Property, plant and equipment	39,557
Advertising relationships	96,503
Subscriber relationships	26,964
Mastheads	24,450
Goodwill	146,765
Total assets	424,024
Total liabilities	5,065
Net assets acquired	$418,959

The Company obtained third party independent appraisals to assist in the determination of the fair values of the subscriber and advertiser relationships acquired in connection with the Gannett Co., Inc. newspaper acquisition. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 7.0% for advertiser relationships and subscriber relationships for the Gannett Co., Inc. newspaper acquisition. Growth rates were estimated to be 2.5% and discount rates were estimated to be 8.5% for advertiser and subscriber relationships.

Estimated cash flows extend up to periods of approximately 30 years which considers that a majority of the acquired newspapers have been in existence over 50 years with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 16 years, on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, goodwill is deductible for the newspapers acquired from Gannett Co., Inc. as of December 31, 2007.

(c) The Copley Press, Inc. Newspaper Acquisitions — 2007

On April 11, 2007, the Company completed its acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price, including working capital, of approximately $388,237. The acquisition included seven daily and two weekly newspapers as well as six shopper publications, serving areas of Ohio and Illinois. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows. In addition there were cost saving opportunities from margin improvement as well as clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations for The Copley Press, Inc. newspaper acquisitions have been included in the Company’s consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2007:

Current assets	$21,204
Other assets	18
Property, plant and equipment	64,906
Advertising relationships	95,466
Subscriber relationships	40,083
Mastheads	34,719
Goodwill	169,463
Total assets	425,859
Current liabilities	15,680
Long-term liabilities	21,942
Total liabilities	37,622
Net assets acquired	$388,237

The Company obtained third party independent appraisals to assist in the determination of the fair values of the subscriber and advertiser relationships acquired in connection with the Copley Press, Inc. newspaper acquisition. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 7.0% for advertiser relationships and subscriber relationships for the Copley Press, Inc. newspaper acquisition. Growth rates were estimated to be 2.5% and discount rates were estimated to be 10.0% for advertiser relationships and subscriber relationships.

Estimated cash flows extend up to periods of approximately 30 years which considers that a majority of the acquired newspapers have been in existence over 50 years with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 15 years on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, the amount of goodwill that is expected to be deductible is $106,914 for the newspapers acquired from the Copley Press, Inc. as of December 31, 2007.

(d) SureWest Directories Acquisition — 2007

On February 28, 2007, the Company completed its acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price, including working capital, of approximately $110,156. SureWest Directories is engaged in the business of publishing yellow page and white page directories, as well as internet yellow pages through the www.sacramento.com website. The Company has become the publisher of the official directory of SureWest Telephone. The acquisition of SureWest Directories is the Company’s platform acquisition into the local directories business. This was an attractive acquisition due to the stability and visibility of the businesses revenues and cash flows, minimal capital expenditure requirements and growth prospects for the Sacramento, California marketplace. The Company has accounted for this acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for SureWest Directories have been included in the Company’s consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2007:

Current assets	$15,041
Property, plant and equipment	51
Advertising relationships	40,955
Trade name	5,493
Publication rights	345
Goodwill	48,454
Total assets	110,339
Total liabilities	183
Net assets acquired	$110,156

The Company obtained third party independent appraisals to assist in the determination of the fair values of the advertiser relationships acquired in connection with the SureWest Directories acquisition. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 12.0% for advertiser relationships for SureWest Directories. Growth rates were estimated to be 2.5% and the discount rate was estimated to be 11.0% for advertiser relationships.

Estimated cash flows extend up to periods of approximately 18 years which considers an attrition study which concluded that half of the existing advertiser base would be advertising in the Company’s directories after six years. Survival curves were calculated based on this and other relevant information which resulted in the 12% attrition rate. The Company is amortizing the fair values of the advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the advertiser relationships are being amortized over 12 years, on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, the amount of goodwill that is expected to be deductible is $48,453 for SureWest Directories as of December 31, 2007.

(e) Journal Register Company Newspaper Acquisitions — 2007

On February 9, 2007, the Company completed its acquisition of eight publications from the Journal Register Company for an aggregate purchase price, including working capital, of approximately $72,315. The acquisition included two daily and four weekly newspapers as well as two shopper publications serving southeastern Massachusetts. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with the cost savings opportunities from clustering with the Company’s other newspapers serving Massachusetts. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Journal Register Company newspaper acquisitions have been included in the Company’s consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill. The

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2007:

Current assets	$2,614
Property, plant and equipment	7,159
Advertising relationships	27,268
Subscriber relationships	6,397
Mastheads	4,393
Goodwill	25,301
Total assets	73,132
Total liabilities	817
Net assets acquired	$72,315

The Company obtained third party independent appraisals to assist in the determination of the fair values of the subscriber and advertiser relationships acquired in connection with the Journal Register Company newspaper acquisition. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 7.0% for advertiser relationships and subscriber relationships for the Journal Register Company newspaper acquisitions. The growth rate was estimated to be 1.8% and the discount rate was estimated to be 10.0% for subscriber relationships. The growth rate was estimated to be 1.7% and the discount rate was estimated to be 10.0% for advertiser relationships.

Estimated cash flows extend up to periods of approximately 30 years which considers that a majority of the acquired newspapers have been in existence over 50 years with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 16 years on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, the amount of goodwill that is expected to be deductible is $25,301 for the newspapers acquired from the Journal Register Company as of December 31, 2007.

(f) Other Acquisitions — 2007

During the year ended December 31, 2007, the Company acquired an additional 40 publications (excluding the acquisitions discussed above) for an aggregate purchase price of $27,595. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with existing GateHouse clusters. The purchase price allocation for these acquisitions are as follows:

Current assets	$2,630
Other assets	225
Property, plant and equipment	5,683
Noncompete agreements	1,577
Advertising relationships	7,432
Subscriber relationships	1,716
Mastheads	3,375
Customer relationships	967
Goodwill	8,429
Total assets	32,034
Current liabilities	2,520
Long-term liabilities	1,919
Total liabilities	4,439
Net assets acquired	$27,595

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill.

(g) CP Media and Enterprise NewsMedia, LLC Acquisitions — 2006

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2007:

	CP Media	Enterprise NewsMedia, LLC
Current assets	$12,469	$24,127
Other assets	—	107
Property, plant and equipment	19,055	22,435
Advertising relationships	76,194	52,846
Noncompete agreements	—	986
Subscriber relationships	10,781	22,339
Mastheads	13,214	10,146
Goodwill	111,243	117,342
Total assets	242,956	250,328
Current liabilities	10,421	7,656
Other long-term liabilities	511	13,671
Deferred income taxes	—	34,918
Total liabilities	10,932	56,245
Net assets acquired	$232,024	$194,083

The Company obtained third party independent appraisals to assist in the determination of the fair values of the subscriber and advertiser relationships acquired in connection with the CP Media and Enterprise NewsMedia, LLC acquisitions. The appraisals used an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 10% and 6.0% for advertiser relationships and 4.0% and 6.0% to 8.0% for subscriber relationships for CP Media and Enterprise NewsMedia, LLC, respectively. Growth rates were estimated to be 0% and 0.5% and the discount rate was estimated to be 8.5% and

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

9.0% for subscriber relationships for CP Media and Enterprise NewsMedia, LLC, respectively. Growth rates were estimated to be 2.5% and 3.0% and the discount rate was estimated to be 8.5% and 9.0% for advertiser relationships for CP Media and Enterprise NewsMedia, LLC, respectively.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $111,243 for CP Media as of December 31, 2007.

(h) Other Acquisitions — 2006

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

(i) Fortress Acquisition — 2005

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

In connection with the Merger, the Company’s issued and outstanding shares of its common stock, par value $0.01, were converted into the right to receive $10.00 per share in cash (“Conversion Amount”), or $21,588 in the aggregate. Additionally, each share of Series B-1 Senior Preferred stock issued and outstanding at the time of the Merger was converted, without interest, into $1,000 per share, or $115,821 in the aggregate, plus accumulated and unpaid dividends of $3,182. Each share of Series B Junior Preferred Stock issued and outstanding at the time of the Merger was converted, without interest, into $115.56 per share, or $15,317 in aggregate, plus accumulated and unpaid dividends of $0. Parent and certain management investors contributed approximately $221,975 in cash to the Company, which in turn held all the outstanding shares of common

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

stock of the Company after the completion of the Merger. The Company amended its 2005 Credit Facility to allow for a change in control and borrowed $33,500 on the revolving credit facility in connection with the Merger. The predecessor Company incurred approximately $7,703 in transaction costs associated with the Merger.

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

Current assets	$249,309
Other assets	364
Property, plant and equipment	58,022
Advertising relationships	125,356
Customer relationships	2,308
Subscriber relationships	29,047
Mastheads	58,402
Goodwill	280,466
Total assets	803,274
Current liabilities	28,282
New Term Loan B	276,500
Senior debentures	90,329
Senior preferred stock	119,003
Junior preferred stock	15,318
Other long-term liabilities	488
Deferred income taxes	51,379
Total liabilities	581,299
Net assets acquired	$221,975

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

(j) Other Acquisitions — 2005

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

(k) Restructuring

As of December 31, 2007, the accrued restructuring balance was $991, which relates to on-going obligations for employee termination agreements in connection with the acquisition of the Morris Publishing Group newspapers, The Copley Press, Inc. newspapers, as well as the acquisitions of Messenger Post and Enterprise NewsMedia, LLC. During the year ended December 31, 2007, the Company made payments of $892 in connection with these obligations.

During the year ended December 31, 2007, restructuring related expense, which is included in integration and reorganization costs and management fees paid to prior owner on the accompanying statement of operations was $1,639. This amount relates to severance expense incurred in connection with the closing of two of the Company’s printing facilities. During the year ended December 31, 2007, the Company made payments of $1,238 connection with these obligations.

(l) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc. and the newspapers from Gannett Co., Inc. had occurred on January 1, 2006. The unaudited pro forma condensed consolidated statement of operations information for 2006, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc., the newspapers from Gannett Co., Inc. and the acquisitions of CP Media and Enterprise NewsMedia, LLC had occurred on January 1, 2006. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to the following acquisitions which are not considered significant:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,156 in February of 2007;
•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,315 in February of 2007; and
•	the acquisition of thirty eight publications from Morris Publishing Group for an aggregate purchase price of approximately $121,402 in November, 2007.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(3) Acquisitions  – (continued)

	Year Ended December 31,
	2007	2006
Revenues	$661,865	$643,854
Net loss from continuing operations	(240,732)	$(28,938)
Net loss	(238,325)	$(28,938)
Net loss per common share
Basic	$(5.14)	$(0.59)
Diluted	$(5.14)	$(0.59)

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2007	2006
Land	$20,917	$19,449
Buildings and improvements	89,887	40,147
Machinery and equipment	114,529	42,352
Furniture, fixtures, and computer software	13,738	6,937
Construction in progress	1,735	710
	240,806	109,595
Less: accumulated depreciation and amortization	(30,597)	(11,224)
Total	$210,209	$98,371

Depreciation expense during the years ended December 31, 2007 and 2006, the period from June 6, 2005 to December 31, 2005 and the period from January 1, 2005 to June 5, 2005 was $19,859, $8,710, $2,919 and $2,150, respectively.

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$3,172	$1,295	$1,877
Advertiser relationships	565,663	45,097	520,566
Customer relationships	6,689	383	6,306
Subscriber relationships	146,751	10,859	135,892
Trade name	5,493	458	5,035
Publication rights	345	19	326
Total	$728,113	$58,111	$670,002
Nonamortized intangible assets:
Goodwill	$701,852
Mastheads	138,792
Total	$840,644

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(5) Goodwill and Other Intangible Assets  – (continued)

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$1,595	$401	$1,194
Advertiser relationships	260,191	15,986	244,205
Customer relationships	2,064	127	1,937
Subscriber relationships	63,290	3,732	59,558
Total	$327,140	$20,246	$306,894
Nonamortized intangible assets:
Goodwill	$480,430
Mastheads	84,202
Total	$564,632

The weighted average amortization periods for amortizable intangible assets are 4.1 years for noncompete agreements, 15.0 years for advertiser relationships, 13.9 years for customer relationships, 16.4 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the years ended December 31, 2007 and 2006, the period from June 6, 2005 to December 31, 2005 and the period from January 1, 2005 to June 5, 2005 was $37,891, $15,341, $5,111 and $3,626, respectively. Estimated future amortization expense as of December 31, 2007, is as follows:

For the year ending December 31:
2008	$46,599
2009	46,381
2010	46,345
2011	46,262
2012	46,005
Thereafter	438,410
Total	$670,002

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Balance at January 1, 2006 (Successor)	$316,691
Goodwill from acquisitions	232,395
Adjustment related to income tax valuation allowance	(32,430)
Purchase accounting tax adjustment	(36,226)
Balance at December 31, 2006 (Successor)	480,430
Goodwill from acquisitions	422,901
Goodwill impairment	(201,479)
Balance at December 31, 2007 (Successor)	$701,852

Goodwill from acquisitions during the year ended December 31, 2007 relates primarily to the newspapers acquired from Morris Publishing Group, the Copley Press, Inc. and Gannett Co. Inc., the acquisition of SureWest Directories and the newspapers acquired from the Journal Register Company.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(5) Goodwill and Other Intangible Assets  – (continued)

Goodwill from acquisitions during the year ended December 31, 2006, relates primarily to CP Media and Enterprise NewsMedia, LLC.

As of December 31, 2007 and 2006, goodwill in the amount of $622,913 and $182,364, respectively was deductible for income tax purposes.

The Company revised its consolidated financial statements for the year ended December 31, 2006 due to a purchase accounting tax adjustment identified in the current year. The Company overstated both its deferred tax liability and goodwill balances as of December 31, 2006 primarily related to deferred taxes being calculated on tax deductible goodwill as part of the Merger. The result was a decrease of previously reported deferred tax liabilities and goodwill of approximately $36,226 as of December 31, 2006. This adjustment relates entirely to acquisition deferred taxes and, as such, there is no impact on previously reported income tax expense or net income.

The Company’s date on which its annual impairment assessment is made is June 30. There were no impairments in 2006 or 2005 related to goodwill.

The Company determined that it should perform impairment testing of goodwill and indefinite lived intangible assets as of December 31, 2007, due to the Company’s stock price as of the end of its fourth quarter.

The fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances.

The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization (based upon the stock market price) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $201,479 and a newspaper masthead impairment charge of $24,514 in the fourth quarter of 2007 based on this comparison of reporting unit carrying value to fair value.

(6) Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2007	2006
Accrued payroll	$8,638	$5,024
Accrued bonus	2,697	2,123
Accrued vacation	4,373	959
Accrued insurance	3,411	2,214
Accrued newsprint	1,497	1,740
Accrued other	20,056	6,107
	$40,672	$18,167

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(7) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 31, 2007 are as follows:

For the year ending December 31:
2008	$5,340
2009	4,782
2010	4,181
2011	2,159
2012	1,916
Thereafter	5,227
Total minimum lease payments	$23,605

Future minimum operating lease payments have not been reduced by future minimum sublease income of $1,838.

Rental expense under operating leases for the years ended December 31, 2007 and 2006, the period from June 6, 2005 to December 31, 2005 and the period from January 1, 2005 to June 5, 2005, was $4,888, $2,855, $439 and $365, respectively.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(8) Senior Subordinated Notes, Senior Discount Debentures, and Senior Debentures  – (continued)

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

On August 1, 2003, GateHouse elected to issue Senior Debentures in lieu of paying cash interest on the Senior Discount Debentures that were owned by GEII II and GEI III. In conjunction with its election, LGP issued Senior Debentures to GEI II and GEI III in the amount of $687 and $3,335, respectively, which accrued interest at an annual rate of 11 5/8% and would become payable on February 1, 2009.

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

As described below, on February 28, 2005, Green Equity received $87,503 in aggregate principal amount of New Senior Debentures pursuant to the Securities Exchange Agreements (see note 12). The New Senior Debentures were general unsecured obligations of GateHouse, and were structurally subordinated in right of payment to indebtedness under the 2005 Credit Facility. The New Senior Debentures were scheduled to mature in March 2013. Interest was scheduled to accrue from the date of issuance and is payable semi-annually on March 1 and September 1 of each year, commencing September 1, 2005. In accordance with an agreement between Green Equity and GateHouse, GateHouse was permitted to issue additional New Senior Debentures in lieu of cash interest (in an aggregate initial principal amount equal to the amount of cash interest otherwise payable on such interest payment date).

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(8) Senior Subordinated Notes, Senior Discount Debentures, and Senior Debentures  – (continued)

On February 28, 2005, upon consummation of the debenture exchange and the initial draw down under the 2005 Credit Facility described below, GateHouse irrevocably called for redemption all of the outstanding Senior Discount Debentures in accordance with the Indenture for the Senior Discount Debentures (the “SDD Indenture”). Immediately following GateHouse’s call for redemption of the Senior Discount Debentures, GateHouse irrevocably deposited trust funds with U.S. Bank, the trustee, in an amount sufficient to pay the redemption price for the Senior Discount Debentures in full, thereby satisfying and discharging the SDD Indenture. The redemption price consisted of 101.938% of the $19,800 aggregate principal amount thereof, plus accrued and unpaid interest to March 30, 2005, collectively, $20,561. Included in the $521 loss on extinguishment is $137 of deferred finance fees written off.

On February 28, 2005, upon consummation of the preferred stock exchange and satisfaction and discharge of the SDD Indenture, Operating Company irrevocably called for redemption all of the outstanding 9 3/8% Senior Subordinated Notes in accordance with the Indenture for the Senior Subordinated Notes (“the SSN Indenture”).

On March 29, 2005, Operating Company borrowed $180,000 principal amount of the Term Loan B under the 2005 Credit Facility. On March 30, 2005, Operating Company used such proceeds, together with cash on hand, to redeem in full all of the outstanding Senior Subordinated Notes in accordance with the SSN Indenture. The redemption price consisted of 101.563% of the aggregate principal amount thereof, plus accrued and unpaid interest to March 30, 2005, collectively, $185,579. Included in the $4,479 loss on extinguishment is $1,666 of deferred finance fees written off.

On June 7, 2005, the Company repaid in full all of its obligations under the New Senior Debentures. The Company used funds drawn of the 2005 Credit Facility to make the requisite termination payment of $90,329.

(9) Long-Term Debt and Short-Term Note Payable

On February 28, 2005, the Company entered into a Credit Agreement with a syndicate of financial institutions led by Wells Fargo Bank, National Association (the “2005 Credit Facility”). The 2005 Credit Facility provided for a $280,000 principal amount term loan facility that matured in February 2012 and a $50,000 revolving credit facility with a $10,000 sub-facility for letters of credit that matured in February 2011. The 2005 Credit Facility was secured by a first-priority security interest in substantially all of the tangible and intangible assets of the Company and its subsidiaries.

All amounts outstanding under the 2005 Credit Facility were repaid with borrowings under the 2006 Credit Facility, as described below. In connection with the termination of the 2005 Credit Facility, the Company wrote off $702 of deferred financing costs.

In connection with the Company’s acquisitions of CP Media and Enterprise NewsMedia, LLC, on June 6, 2006 GateHouse Media Holdco, Inc., a subsidiary of the Company (“Holdco”), GateHouse Media Operating, Inc., a subsidiary of Holdco (“Operating”) and certain of the Company’s other direct and indirect subsidiaries (together, the “Borrower”) entered into a financial arrangement with Wachovia Bank, National Association (the “2006 Credit Facility”). The 2006 Credit Facility consisted of a First Lien Credit Agreement (the “First Lien Facility”) and a Secured Bridge Credit Agreement (the “Second Lien Facility”). The First Lien Facility, which was amended on each of June 21, 2006 and October 11, 2006, provided for a $570,000 term loan facility which matured on December 6, 2013 and a $40,000 revolving credit facility including a $15,000 sub-facility for letters of credit, that matured on June 6, 2013. The Second Lien Facility provided for a $152,000 term loan facility that matured on June 6, 2014. The 2006 Credit Facility was secured by a first priority security interest in (i) all of the equity ownership or profits interest of Operating and its direct and indirect subsidiaries and (ii) substantially all of the tangible and intangible assets of Holdco, Operating and their respective direct and indirect subsidiaries. The obligations of the Borrower under the 2006 Credit Facility were guaranteed by Holdco, Operating and their respective direct and indirect subsidiaries.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(9) Long-Term Debt and Short-Term Note Payable  – (continued)

Borrowings under the First Lien Facility bore interest, at the Borrower’s option, at a rate equal either to the LIBOR Rate or the Alternate Base Rate (each as defined in the First Lien Facility), in each case plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans was fixed at 2.25% and 1.25%, respectively. The applicable margin for revolving loans was adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the First Lien Facility) and ranged from 1.5% to 2.0% in the case of LIBOR Rate loans and 0.5% to 1.0% in the case of Alternate Base Rate loans. A quarterly commitment fee ranging from 0.25% to 0.5% on unused revolving credit availability based on the ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the First Lien Facility), and a quarterly fee equal to the applicable margin for LIBOR Rate loans on the aggregate amount of outstanding letters of credit were also payable under the First Lien Facility.

Borrowings under the Second Lien Facility bore interest, at the Borrower’s option, at a rate equal to the LIBOR Rate or the Alternate Base Rate, in each case plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans under the Second Lien Facility was fixed at 1.5% and 0.5%, respectively.

No principal payments were due on the term loan or the revolving credit portions of the 2006 Credit Facility until the applicable maturity date. However, the Borrower was required to prepay borrowings under the term loan facility in an amount equal to 50% of Holdco’s Excess Cash Flow (as defined in the First Lien Facility), except that no prepayments were required if Holdco’s Total Leverage Ratio (as defined in the First Lien Facility) was less than or equal to 6.0 to 1.0 at the end of any fiscal year. In addition, the Borrower was required to prepay borrowings under the term loan portion of the 2006 Credit Facility with certain asset disposition proceeds, cash insurance proceeds and condemnation or expropriation awards. The Borrower was also required to prepay borrowings with 50% of the net proceeds of certain equity issuances or 100% of the proceeds of certain debt issuances, except that no prepayment was required if Holdco’s Total Leverage Ratio was less than 6.0 to 1.0. The 2006 Credit Facility also contained financial covenants that required Holdco to satisfy specified quarterly financial tests and which also contained customary covenants and events of default.

In October 2006, using a portion of the proceeds from the Company’s IPO, the Borrower repaid in full and terminated the $152,000 Second Lien Facility. In addition, a portion of the net proceeds of the Company’s IPO was used to pay down $12,000 of the $570,000 then outstanding under the First Lien Facility, and to repay in full the the outstanding balance of $21,300 under the $40,000 revolving credit portion of the First Lien Facility.

In connection with the termination of the $152,000 Second Lien Facility and the $12,000 reduction in borrowing capacity on the First Lien Facility, the Company wrote off $1,384 of deferred financing costs.

On February 27, 2007, the Borrower amended and restated the 2006 Credit Agreement (as amended, the “2007 Credit Facility”). The 2007 Credit Facility provides for a $670,000 term loan facility which matures in August 2014 and a $40,000 revolving credit facility including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility which matures in February 2014. Under the 2007 Credit Facility, up to an additional $250,000 was available until August 2007 for borrowing under a delayed draw term loan.

The 2007 Credit Facility is secured by a first priority security interest in (i) all of the present and future equity ownership or profits interest of Operating and its direct and indirect subsidiaries, (ii) 66% of the voting stock (and 100% of the nonvoting stock) of certain present and future foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of Holdco, Operating and their respective present and future subsidiaries. In addition, the loans and other obligations of the Borrower under the 2007 Credit Facility are guaranteed by Holdco, Operating and their present and future direct and indirect subsidiaries.

No principal payments are due on the term or the revolving credit portions of the 2007 Credit Facility until the applicable maturity date. However, the Borrower is required to make prepayments under the term

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(9) Long-Term Debt and Short-Term Note Payable  – (continued)

loan facility, and/or to collateralize letter of credit obligations, under specified conditions, from excess cash flow and from the proceeds of asset dispositions, issuances of debt and equity and insurance and condemnation awards.

Borrowings under the 2007 Credit Facility bear interest, at the Borrower’s option, at a rate equal to the LIBOR Rate or the Alternate Base Rate (each as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for revolving loans under the 2007 Credit Facility is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility). The applicable margin for revolving loans ranges from 1.50% to 2.00% in the case of LIBOR Rate loans and 0.50% to 1.00% in the case of Alternate Base Rate loans. Prior to the consummation of the First Amendment, as discussed below, the applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans was 1.75% and 0.75%, respectively, if credit ratings for the 2007 Credit Facility from Moody’s Investors Service Inc. and Standard & Poor’s Ratings Services were at least B1 and B+, respectively, and otherwise was 2.00% and 1.00%, respectively. A quarterly commitment fee ranging from 0.25% and 0.5% of the unused portion of the revolving loan facility based on the ratio of Consolidated Indebtedness to Consolidated EBITDA (each as defined in the 2007 Credit Facility), and a quarterly fee equal to the applicable margin for LIBOR Rate loans on the aggregate amount of outstanding letters of credit are also payable under the 2007 Credit Facility.

The 2007 Credit Facility contains a financial covenant which requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit portion of the facility. The 2007 Credit Facility also contains covenants customarily found in loan agreements for similar transactions, including restrictions on the Borrower’s ability to incur indebtedness (which is generally permitted so long as Holdco maintains a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco’s Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) is equal to or greater than 1.0 to 1.0 and it would be permitted under the 2007 Credit Facility to incur an additional $1.00 of debt) and (ii) make restricted payments of proceeds of asset dispositions to the Company to the extent such proceeds are not required to prepay borrowings under the 2007 Credit Facility and/or cash collateralize letter of credit obligations, provided that such proceeds are used to prepay borrowings under the Company’s credit facilities used to finance acquisitions). The Borrower, in certain limited circumstances, may also designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default. The Company is in compliance with these covenants as of December 31, 2007.

On April 11, 2007, the Company entered into a Bridge Facility with Wachovia Investment Holdings, LLC acting as administrative agent (the “Bridge Facility”). The Bridge Facility, which was repaid by the Company in full in July 2007, provided for a $300,000 term loan facility that matured on April 11, 2015. Borrowings under the Bridge Facility bore interest, at the Company’s option, at a floating rate equal to the LIBOR Rate or the Base Rate (each as defined in the Bridge Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Base Rate term loans was 1.50% and 0.50%, respectively. The Bridge Facility was secured by a first priority interest in all of the capital stock of Holdco owned by the Company and contained customary covenants and events or default.

In connection with its repayment of the Bridge Facility, the Company wrote off $2,240 of deferred financing costs.

On May 7, 2007, the Borrower amended the 2007 Credit Facility pursuant to a First Amendment (the “First Amendment”). The First Amendment provided for a $275,000 incremental increase in the term loan

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(9) Long-Term Debt and Short-Term Note Payable  – (continued)

available under the 2007 Credit Facility pursuant to an Incemental Term Facility. The $275,000 incremental term loan facility matures in August 2014. Pursuant to the First Amendment, the applicable margin for the initial $670,000 term loan facility under the 2007 Credit Facility was increased to 2.00% for LIBOR Rate term loans and 1.00% for Alternate Base Rate term loans, which margin is not adjustable based upon Borrower’s credit rating. Interest on the incremental term loan portion of the 2007 Credit Facility accrues, at the option of the Borrower, at a rate equal to the LIBOR Rate or the Alternate Base Rate, plus an applicable margin. The applicable margin for LIBOR Rate incremental term loans and Alternate Base Rate incremental term loans is (i) 2.00% and 1.00%, respectively, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investor Service Inc. and Standard & Poor’s Rating Services, are at least B1 and B+, respectively, in each case with stable outlook, or (ii) 2.25% and 1.75% otherwise. The First Amendment also provides that term loans under the 2007 Credit Facility are also subject to a “most favored nation” interest provision that (i) increases the interest rate margin to a rate that is 0.25% less than the highest margin of any future incremental term loan borrowings under the 2007 Credit Facility and (ii) provides that after any such increase, no reductions in the margin based on credit ratings will be permitted. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment are subject to a 1.00% prepayment premium.

As of December 31, 2007, a total of $670,000, $250,000, $275,000 and $11,000 was outstanding under the term loan facility, the delayed draw term loan, the incremental term loan facility and the revolving credit facility portions of the 2007 Credit Facility, respectively. As of December 31, 2007, the Company had availability under the revolving Credit Facility of approximately $23,800.

In connection with the acquisition of Morris Publishing Group, the Company commited to pay a portion of the purchase price under a $10,000 promissory note. The note is due on November 30, 2008 and bears interest at the rate of 8% per annum, payable on February 28, 2008, May 30, 2008, August 30, 2008, and November 30, 2008.

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

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. At December 31, 2005, the hedge was deemed ineffective, and accordingly, the fair value of the derivative was recognized through current earnings. As of December 31, 2005, the total change in the fair value of the derivative recognized in current period earnings was a gain of $10,807. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(10) Derivative Instruments  – (continued)

the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. During the year ended December 31, 2007, the fair value of the swap decreased by $14,276, net, of which $1,758 was recognized through earnings and a $7,618 decrease in fair value net of income taxes of $4,900 was recognized through accumulated other comprehensive income. During the year ended December 31, 2007, $41 net of taxes of $27 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated amount to be reclassified into earnings during the next twelve months is $68.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On December 31, 2006, the swap was dedesignated and was redesignated on January 1, 2007. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. During the year ended December 31, 2007, the effective portion of the decrease in fair value of the swap of $5,695 net of income taxes of $3,664 was recognized through accumulated other comprehensive income. During the year ended December 31, 2007, $240 net of taxes of $160 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated amount to be reclassified into earnings during the next twelve months is $1,275.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the year ended December 31, 2007, the fair value of the swap decreased by $5,206, net, of which $32 was recognized through earnings and a $3,148 decrease in fair value net of income taxes of $2,026, was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the year ended December 31, 2007, the fair value of the swap decreased by $10,520, net, of which $88 was recognized through earnings and a $6,348 decrease in fair value, net of income taxes of $4,084, was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the year ended December 31, 2007, the fair value of the swap decreased by $9,692, net, of which $131 was recognized through earnings and a $5,818 decrease in fair value, net of income taxes of $3,743 was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(10) Derivative Instruments  – (continued)

occurring monthly. During the year ended December 31, 2007, the fair value of the swap decreased by $3,020, net, of which $38 was recognized through earnings and a $1,815 decrease in fair value, net of income taxes of $1,167 was recognized through accumulated other comprehensive income.

A valuation allowance was recognized during the fourth quarter of 2007 to offset the additional deferred tax assets established as a result of the change in fair value of the swap instruments in the amount of $18,521 for a net tax effect of $930.

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

On February 28, 2005, GateHouse entered into Securities Exchange Agreements with each of GEI II and GEI III (together, “Green Equity”). In connection with the Securities Exchange Agreements, the parties exchanged the following securities on February 28, 2005:

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

Preferred Stock Exchange.  Green Equity exchanged (1) 4,521,022 shares of GateHouse’s Series A 14¾% Senior Redeemable Exchangeable Cumulative Preferred Stock, liquidation value $25 per share (the Series A Senior Preferred Stock), plus accumulated and unpaid dividends thereon to February 27, 2005, of $1,250, for (2) an aggregate of 114,277 shares of GateHouse’s Series B-1 14¾% Senior Redeemable Cumulative Preferred Stock, with an initial liquidation value of $1,000 per share (the Series B-1 Senior Preferred Stock). The terms of the Series B-1 Senior Preferred Stock are described below.

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

On February 28, 2005, upon consummation of the preferred stock exchange and satisfaction and discharge of the SDD Indenture, GateHouse irrevocably called for redemption all of the outstanding shares of Series A Senior Preferred Stock in accordance with the Certificate of Designations for the Series A Senior Preferred Stock. The initial draw down under the 2005 Credit Facility included an amount sufficient to pay the redemption price for the Series A Senior Preferred Stock.

On March 15, 2005, GateHouse redeemed in full all of the outstanding shares of the Series A Senior Preferred Stock in accordance with the Certificate of Designations for the Series A Senior Preferred Stock.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(12) Preferred Stock  – (continued)

The redemption price consisted of 100% of the liquidation preference per share, plus accumulated and unpaid dividends per share to March 15, 2005, collectively, of $11,361.

On February 25, 2005, in connection with the 2005 Credit Facility and related transactions, the Board of Directors of GateHouse (the “Board”) approved, and the requisite stockholders consented to, the third amendment to GateHouse’s Amended and Restated Certificate of Incorporation (the “Third Amendment”). On February 25, 2005, the Third Amendment was filed with the Secretary of State of the State of Delaware. The Third Amendment (i) amended the Certificate of Designations of the Series A Senior Preferred Stock to permit the Preferred Exchange, (ii) decreased the number of authorized shares of Series A Senior Preferred Stock from 21,000,000 shares to 20,500,000 shares, and (iii) amended the Certificate of Designations of the Series B 10% Junior Redeemable Cumulative Preferred Stock to duplicate, as applicable, the terms set forth in the Certificate of Designations of the Series B-1 Senior Preferred Stock.

On February 25, 2005, in connection with the 2005 Credit Facility and related transactions, the Board authorized, and the requisite stockholders consented to, creating a new series of preferred stock, the Series B-1 Senior Preferred Stock.

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

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. For public companies, SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003, as a public company. Accordingly, dividends on the Company’s mandatorily redeemable preferred stock for the period from January 1, 2005 to June 5, 2005, in the amount of $13,484 have been included in the consolidated statements of operations as additional interest expense.

As of December 31, 2007 and 2006, no preferred stock was issued or outstanding.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(13) Income Taxes

Income tax expense (benefit) for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 31, 2007 (Successor):
U.S. Federal	$—	$(25,879)	$(25,879)
State and local	962	(6,275)	(5,313)
	$962	$(32,154)	$(31,192)
Year ended December 31, 2006 (Successor):
U.S. Federal	$—	$(1,495)	$(1,495)
State and local	175	(1,953)	(1,778)
	$175	$(3,448)	$(3,273)
Period from June 6, 2005 to December 31, 2005 (Successor):
U.S. Federal	$—	$5,331	$5,331
State and local	151	1,568	1,719
	$151	$6,899	$7,050
Period from January 1, 2005 to June 5, 2005 (Predecessor):
U.S. Federal	$—	$(2,720)	$(2,720)
State and local	493	(800)	(307)
	$493	$(3,520)	$(3,027)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)
Computed “expected” tax expense (benefit)	$(89,814)	$(1,648)	$5,649	$(9,472)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	(5,425)	(141)	1,134	(203)
Change in effective state tax rate	—	(1,556)	—	—
Nondeductible meals and entertainment	92	72	17	12
Nondeductible interest	—	—	—	4,726
Nondeductible Merger costs	—	—	—	1,958
Return to provision adjustment	(1,399)	—	—	—
Impairment of Non-Deductible Goodwill	24,676	—	—
Change in valuation allowance	39,775	—	280	—
Increase to provision for unrecognized tax benefits	897	—	—	—
Other	6	—	(30)	(48)
	$(31,192)	$(3,273)	$7,050	$(3,027)

During the year ended December 31, 2007, income tax expense related to discontinued operations was $849.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(13) Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are presented below:

	December 31,
	2007	2006
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,517	$936
Accrued expenses	9,854	4,214
Derivative instrument	17,926	—
Pension and other postretirement benefit obligation	4,425	5,554
Net operating losses	76,827	53,117
Gross deferred tax assets	110,549	63,821
Less valuation allowance	(65,421)	(1,100)
Net deferred tax assets	45,128	62,721
Deferred tax liabilities:
Deferred gain from securities transactions	—	2,456
Long-lived and intangible assets, principally due to differences in depreciation and amortization	66,565	92,078
Gross deferred tax liabilities	66,565	94,534
Net deferred tax liability	$21,437	$31,813

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

During the period from June 6, 2005 to December 31, 2005, the valuation allowance increased by $32,180, of which $280 was charged to earnings and $31,900 was recorded as an increase to goodwill, related to the Merger. During the year ended December 31, 2006, the valuation allowance of $32,430 was reduced to $1,100 with a corresponding adjustment to goodwill, primarily as a result of the Enterprise NewsMedia, LLC acquisition. During the year ended December 31, 2007, the valuation allowance increased by $64,321, of which $45,800 was charged to earnings, and $18,521 was recorded through accumulated other comprehensive income.

At December 31, 2007, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $200,220, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates from 2018 through 2027. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

The Company revised its consolidated financial statements for the year ended December 31, 2006 due to a purchase accounting tax adjustment identified in the current year. The Company overstated both its deferred tax liability and goodwill balances as of December 31, 2006 primarily related to deferred taxes being calculated on tax deductible goodwill as part of the Merger. The result was a decrease of previously reported deferred tax liabilities and goodwill of approximately $36,226 as of December 31, 2006. This adjustment relates entirely to acquisition deferred taxes and, as such, there is no impact on previously reported income tax expense or net income.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(13) Income Taxes  – (continued)

As discussed in Note 1, the Company adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 had no effect on the Company’s retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $3,621 million. At December 31, 2007, the Company had unrecognized tax benefits of $4,518 of which $897, if recognized, would impact the effective tax rate. The remaining amount of $3,621 would impact goodwill from previous acquisitions. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits in 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$—
Increases based on adoption of FIN 48	3,621
Increases based on tax positions prior to 2007	830
Increases based on tax positions in 2007	67
Unrecognized tax benefits as of December 31, 2007	$4,518

The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2004 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. Currently, we do not have any returns under examination.

(14) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)
Numerator for earnings per share calculation:
Income (loss) from continuing operations	$(232,968)	$(1,574)	$9,565	$(24,831)
Income from discontinued operations, net of income taxes	1,544	—	—	—
Net income (loss)	$(231,424)	$(1,574)	$9,565	$(24,831)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	46,403,965	25,087,535	22,197,500	215,883,300
Dilutive securities, including restricted share grants	—	—	246,538	—
Diluted weighted average shares outstanding	46,403,965	25,087,535	22,444,038	215,883,300
Income (loss) per share – basic:
Income (loss) from continuing operations	$(5.02)	$(0.06)	$0.43	$(0.12)
Income from discontinued operations, net of taxes	0.03	—	—	—
Net income (loss)	$(4.99)	$(0.06)	$0.43	$(0.12)
Income (loss) per share – diluted:
Income (loss) from continuing operations	$(5.02)	$(0.06)	$0.43	$(0.12)
Income from discontinued operations, net of taxes	0.03	—	—	—
Net income (loss)	$(4.99)	$(0.06)	$0.43	$(0.12)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(14) Earnings (Loss) Per Share  – (continued)

During the years ended December 31, 2007 and 2006, the antidilutive RSGs that were excluded from the computation of diluted loss per share because their effect would have been antidilutive were 1,035,480 and 1,051,763, respectively.

(15) Employee Benefit Plans

The Company maintains certain benefit plans for its employees.

The Company maintains a GateHouse Media, Inc. defined contribution plan designed to conform to IRS rules for 401(k) plans for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. Employees can contribute amounts up to 100% of their eligible gross wages to the plan, subject to IRS limitations. The Company’s match ranges from 50% to 100% of a specified portion of employee contributions, which specified portion ranges from 1% to 6% of eligible gross wages. During the years ended December 31, 2007 and 2006, when the Company did not offer a matching contribution across the entire Company, the Company’s matching contributions to the plan were $1,264 and $176, respectively. The Company did not provide a matching contribution during the year ended December 31, 2005.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Company recorded $0, $0, $70 and $98 of compensation expense related to the Publishers Plan for the years ended December 31, 2007 and 2006, the period from June 6, 2005 to December 31, 2005 and the period from January 1, 2005 to June 5, 2005, respectively. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Company recorded $0, $0, $21 and $29 of compensation expense related to the Executive Benefit Plan for the years ended December 31, 2007 and 2006, the period from June 6, 2005 to December 31, 2005 and the period from January 1, 2005 to June 5, 2005, respectively.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(15) Employee Benefit Plans  – (continued)

The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested.

The Company maintains the GateHouse Media, Inc. Executive Deferral Plan (“Executive Deferral Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Deferral Plan, eligible key employees may elect to defer a portion of their compensation for payment at a later date. Currently, the Executive Deferral Plan allows a participating key employee to defer up to 100% of his or her annual compensation until termination of employment or such earlier period as elected by the participating key employee. Amounts deferred are credited to a bookkeeping account established by the Company for this purpose. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. Amounts deferred under the Executive Deferral Plan are fully vested and non-forfeitable. The amounts in the bookkeeping account are payable to the key employee at the time and in the manner elected by the key employee.

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

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 31, 2007 and 2006, for the year ended December 31, 2007 and for the period from June 6, 2006 to December 31, 2006.

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2007	Year Ended December 31, 2007	Period from June 6, 2006 to December 31, 2006	Period from June 6, 2006 to December 31, 2006
Change in projected benefit obligation:
Benefit obligation at beginning of period	$21,102	$9,697	$20,243	$9,123
Service cost	548	371	363	220
Interest cost	1,286	570	702	278
Actuarial (gain) loss	(786)	(1,291)	568	212
Benefits and expenses paid	(1,396)	(260)	(774)	(136)
Projected benefit obligation at end of period	$20,754	$9,087	$21,102	$9,697
Change in plan assets:
Fair value of plan assets at beginning of period	$16,723	$—	$15,952	$—
Actual return on plan assets	1,449	—	1,545	—
Employer contributions	653	260	—	136
Benefits paid	(1,202)	(260)	(675)	(136)
Expenses paid	(194)	—	(99)	(—)
Fair value of plan assets at end of period	$17,429	$—	$16,723	$—
Reconciliation of funded status:
Benefit obligation at end of period	$(20,754)	$(9,087)	$(21,102)	$(9,697)
Fair value of assets at end of period	17,429	—	16,723	—
Funded status	(3,325)	(9,087)	(4,379)	(9,697)
Unrecognized actuarial (gain) loss	(1,443)	(441)	(360)	850
Net accrued benefit cost	$(4,768)	$(9,528)	$(4,739)	$(8,847)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(16) Pension and Postretirement Benefits  – (continued)

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2007	Year Ended December 31, 2007	Period from June 6, 2006 to December 31, 2006	Period from June 6, 2006 to December 31, 2006
Balance sheet presentation:
Accrued liabilities	$—	$405	$—	$311
Pension and other postretirement benefit obligations	3,325	8,682	4,379	9,386
Accumulated other comprehensive income	875	276	217	(510)
Deferred taxes	568	165	143	(340)
Net accrued benefit cost	$4,768	$9,528	$4,739	$8,847
Components of net periodic benefit cost:
Service cost	$548	$371	$363	$220
Interest cost	1,286	570	702	278
Expected return on plan assets	(1,438)	—	(788)	—
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized loss	—	—	—	(23)
Special termination benefits	288	—	133	—
Net periodic benefit cost	$684	$941	$410	$475
Comparison of obligations to plan assets:
Projected benefit obligation	$20,754	$9,087	$21,102	$9,697
Accumulated benefit obligation	19,964	9,087	19,517	9,697
Fair value of plan assets	17,429	—	16,723	—

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006 is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Current portion of postretirement benefit obligations	$—	$311	$311
Pension and other postretirement benefit obligations, less current portion	$13,586	$179	$13,765
Deferred income taxes	$71,132	$(197)	$70,935
Total liabilities	$694,346	$293	$694,639
Accumulated other comprehensive loss	$(2,351)	$(293)	$(2,644)
Total stockholders’ equity	$473,377	$(293)	$473,084

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost as of December 31, 2006 are as follows:

	Pension	Postretirement	Total
Transition obligation	$—	$—	$—
Prior service cost	—	—	—
Unrecognized (gain) loss	(217)	510	293
Total	$(217)	$510	$293

During the period from June 6, 2006 to December 31, 2006, a total of $293, net of income taxes of $197, was recognized in accumulated other comprehensive loss. In addition, no amounts in accumulated other

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(16) Pension and Postretirement Benefits  – (continued)

comprehensive income are expected to be recognized as components of net periodic benefit cost over the next fiscal year. There are no plan assets that are expected to be returned to the Company during next fiscal year.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2007	Year Ended December 31, 2007	Period from June 6, 2006 to December 31, 2006	Period from June 6, 2006 to December 31, 2006
Weighted average discount rate	6.4%	6.5%	6.0%	6.0%
Rate of increase in future compensation levels	3.0%	—%	3.5%	—%
Expected return on assets	8.5%	—%	8.5%	—%
Current year trend	—	8.5%	—	8.5%
Ultimate year trend	—	5.5%	—	5.5%
Year of ultimate trend	—	2012	—	2011

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and post retirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2007	Year Ended December 31, 2007	Period from June 6, 2006 to December 31, 2006	Period from June 6, 2006 to December 31, 2006
Weighted average discount rate	6.04%	6.0%	6.25%	6.25%
Rate of increase in future compensation levels	3.5%	—%	3.5%	—%
Expected return on assets	8.5%	—%	9.0%	—%
Current year trend	—	8.5%	—	9.25%
Ultimate year trend	—	5.5%	—	5.5%
Year of ultimate trend	—	2011	—	2011

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. The expected allocation of pension plan assets is based on a diversified portfolio consisting of domestic and international equity securities and fixed income securities. This expected return is then applied to the fair value of plan assets. The Company amortizes experience gains and losses, including the effects of changes in actuarial assumptions and plan provisions over a period equal to the average future service of plan participants.

Amortization of prior service costs was calculated using the straight-line method over the average remaining service periods of the employees expected to receive benefits under the plan.

Postretirement
Year Ended December 31, 2007
Effect of 1% increase in health care cost trend rates
APBO	$10,387
Dollar change	$1,299
Percent change	14.30%
Effect of 1% decrease in health care cost trend rates
APBO	$8,015
Dollar change	$(1,072)
Percent change	(11.8)%

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(16) Pension and Postretirement Benefits  – (continued)

The pension plan’s assets by asset category are as follows:

	Pension	Pension
	December 31, 2007	December 31, 2006
Equity funds	66%	70%
Debt funds	30%	30%
Other	4%	—
Total	100%	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2008	$1,301	$404
2009	1,325	414
2010	1,321	464
2011	1,333	512
2012	1,388	540
2013-2017	7,667	3,514
Employer contribution expected to be paid during the year ending December 31, 2008	$1,272	$404

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

A total of 2,000,000 shares of the Company’s common stock were initially reserved for issuance under the Plan, provided however, that commencing on the first day of each fiscal year beginning in calendar year 2007, the number of shares reserved and available for issuance will be increased by an amount equal to 100,000. All such shares of the Company’s common stock that are available for the grant of awards under the Plan may be granted as incentive stock options. When Section 162(m) of the Internal Revenue Code (the “Code”) becomes applicable, the maximum aggregate number of shares that will be subject to stock options

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(17) Stock Compensation Plans  – (continued)

or stock appreciation rights that may be granted to any individual during any fiscal year will be 400,000 and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.

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

Except as otherwise provided by the Plan administrator, on the first business day after the Company’s annual meeting of stockholders and each such annual meeting thereafter during the term of the Plan, each of the Company’s independent directors who is serving following such annual meeting will automatically be granted under the Plan a number of unrestricted shares of common stock having a fair market value of $15 as of the date of grant; however, those of the Company’s independent directors who were granted restricted common stock upon the consummation of the IPO will not be eligible to receive these automatic annual grants.

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

As of December 31, 2007 and 2006, a total of 281,980 and 268,263 RSGs were outstanding under the Plan.

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

Stock option activity for the periods indicated is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding on December 31, 2004 (Predecessor)	2,467,500	$0.06
Canceled as of June 5, 2005	(2,467,500)	0.06
Outstanding at December 31, 2005 (Successor)	—

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(18) Assets Held for Sale

As of December 31, 2007 and 2006, the Company intended to dispose of various assets which are classified as held for sale on the consolidated balance sheet in accordance with SFAS No. 144. The following table summarizes the major classes of assets and liabilities held for sale at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Assets held for sale:
Accounts receivable, net	$1,314	$—
Inventory	152	—
Prepaid expenses and other current assets	74	—
Total assets held for sale	$1,540	$—
Long-term assets held for sale:
Property, plant and equipment, net	$15,842	$2,323
Intangible assets	7,422	—
Total long-term assets held for sale	$23,264	$2,323
Liabilities held for sale	$623	$—

During the years ended December 31, 2007 and 2006, the Company recorded a charge to operations of $1,553 and $917, respectively, related to the impairment of property, plant and equipment and certain intangible assets which were either classified as held for sale as of December 31, 2007 or 2006, or disposed of during the years ended December 31, 2007 or 2006, respectively.

(19) Commitments and Contingencies

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that it is a remote possibility that the disposition of these matters would have a material adverse effect upon the Company’s consolidated results of operations, financial condition or cash flow.

As of December 31, 2007, the Company has outstanding letters of credit amounting to $5,188 which reduce the amount of available borrowing capacity under the 2007 Credit Facility.

(20) Related-Party Transactions

The Company paid $768 in management fees to Leonard Green & Partners, L.P. during and the period from January 1, 2005 through June 5, 2005. These costs have been included within integration and reorganization costs and management fees paid to prior owner on the accompanying consolidated statements of operations.

As of December 31, 2007, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 42.0% of the Company’s outstanding common stock.

In conjunction with the Merger, the Company paid $2,850 to a third party to cancel a hedging agreement entered into by the Parent on the Company’s behalf, which has been reported as a transaction cost in the

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(20) Related-Party Transactions  – (continued)

successor period from June 6, 2005 to December 31, 2005. As of December 31, 2006 the Company owed Parent $0 for consulting expenses that Parent had paid on the Company’s behalf.

In addition, the Company’s Chairman, Wesley Edens, is also the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,206,000 2007 Credit Facility as of December 31, 2007. These amounts were purchased on arms’ length terms in secondary market transactions.

During the year ended December 31, 2006, affiliates of Fortress Investment Group LLC purchased $87,000 of the $610,000 first lien facility and $37,000 of the $152,000 second lien facility, both on arms’ length terms in a secondary market transaction. During October 2006, the second lien facility was repaid in full. As of December 31, 2006, affiliates of Fortress Investment Group LLC continued to hold $85,800 of the first lien facility.

On October 24, 2006, the Company entered into an Investor Rights Agreement with Parent, an affiliate of Fortress, our principal and controlling stockholder. The Investor Rights Agreement provides Parent with certain rights with respect to the nomination of directors to the Company’s board of directors as well as registration rights for securities of the Company owned by Fortress Investment Group LLC.

The Investor Rights Agreement requires the Company to take all necessary or desirable action within its control to elect to its board of directors so long as Fortress beneficially owns (i) more than 50% of the voting power of the Company, four directors nominated by FIG Advisors LLC, an affiliate of Fortress Investment Group LLC (“FIG Advisors”), or such other party nominated by Fortress; (ii) between 25% and 50% of the voting power of the Company, three directors nominated by FIG Advisors; (iii) between 10% and 25% of the voting power of the Company, two directors nominated by FIG Advisors; and (iv) between 5% and 10% of the voting power of the Company, one director nominated by FIG Advisors. In the event that any designee of FIG Advisors shall for any reason cease to serve as a member of the board of directors during his term of office, FIG Advisors will be entitled to nominate an individual to fill the resulting vacancy on the board of directors.

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

For as long as Parent and its permitted transferees beneficially own an amount of the Company’s common stock at least equal to 1% of the Company’s common stock issued and outstanding immediately after the consummation of its IPO, Parent also has “piggyback” registration rights that allow Parent to include the shares of common stock that Parent and its permitted transferees own in any public offering of equity securities initiated by the Company (other than those public offerings pursuant to registration statements on Forms S-4 or S-8) or by any of the Company’s other stockholders that may have registration rights in the future. The

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(20) Related-Party Transactions  – (continued)

“piggyback” registration rights of Parent are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

The Company has granted Parent and its permitted transferees for as long as Fortress beneficially owns a Registrable Amount, the right to request shelf registrations on Form S-3, providing for an offering to be made on a continuous basis, subject to a time limit on the Company’s efforts to keep the shelf registration statement continuously effective and the Company’s right to suspend the use of a shelf registration prospectus for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12-month period) if the Company determines that certain disclosures required by the shelf registration statement would be detrimental to the Company or the Company’s stockholders.

The Company has agreed to indemnify Parent and its permitted transferees against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which Parent and its permitted transferees sells shares of the Company’s common stock, unless such liability arose from Parent’s misstatement or omission, and Parent has agreed to indemnify the Company against all losses caused by its misstatements or omissions. The Company will pay all expenses incident to registration and Fortress will pay its respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of its shares under such a registration statement.

(21) Discontinued Operations

On September 14, 2007, the Company completed its sale of The Herald Dispatch and related publications (initially acquired in the Gannett Co., Inc. acquisition) which are located in Huntington, West Virginia for a purchase price of approximately $77,000.

Additionally, the Company has entered into an agreement to sell eight publications (initially acquired in the Morris Publishing Group acquisition) for a purchase price of approximately $9,300.

The net revenue during the year ended December 31, 2007 for the aforementioned discontinued operations was $8,674. Income before income taxes during the year ended December 31, 2007 for the aforementioned discontinued operations was $2,393. There was no depreciation and amortization expense recorded during the year ended December 31, 2007 for the aforementioned discontinued operations in accordance with GAAP.

(22) Quarterly Results (unaudited)

	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
	(Successor)	(Successor)	(Successor)	(Successor)
Year Ended December 31, 2007
Revenues	$94,886	$158,543	$163,296	$172,203
Operating income (loss)	2,037	18,422	12,526	(213,684)
Loss before income taxes	(8,580)	(4,176)	(14,871)	(236,533)
Net loss	(6,079)	(1,964)	(8,754)	(214,627)
Basic loss per share	$(0.16)	$(0.07)	$(0.18)	$(3.78)
Diluted loss per share	$(0.16)	$(0.07)	$(0.18)	$(3.78)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

(22) Quarterly Results (unaudited)  – (continued)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-†15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with GAAP.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2007, we maintained effective internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Journal Register Company Newspaper acquisitions that were consummated on February 9, 2007, The Copley Press, Inc. Newspaper acquisitions that were consummated on April 11, 2007, the Gannett Co., Inc. Newspaper acquisitions that were consummated on May 7, 2007 and the Morris Publishing Group Newspaper acquisitions that were consummated on November 30, 2007, which are included in the 2007 consolidated financial statements of GateHouse Media, Inc. and constituted (in thousands) $53,349 and $19,038 of total and net assets, respectively, as of December 31, 2007 and $200,869 and $52,783 of total revenue and net loss, respectively, for the year then ended.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GateHouse Media, Inc.

We have audited GateHouse Media Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GateHouse Media, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Journal Register Company Newspaper Acquisitions that were acquired on February 9, 2007, The Copley Press, Inc. Newspaper acquisitions that were acquired on April 11, 2007, the Gannett Co., Inc. Newspaper acquisitions that were acquired on May 7, 2007 and the Morris Publishing Group Newspaper Acquisitions that were acquired on November 30, 2007, which are included in the 2007 consolidated financial statements of GateHouse Media, Inc. and constituted (in 000’s) $53,349 and $19,038 of total and net assets, respectively, as of December 31, 2007 and $200,869 and $52,783 of total revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of GateHouse Media, Inc. also did not include an evaluation of the internal control over financial reporting of Journal Register Company Newspaper Acquisitions that were acquired on February 9, 2007, The Copley Press, Inc. Newspaper acquisitions that were acquired on April 11, 2007, the Gannett Co., Inc. Newspaper acquisitions that were acquired on May 7, 2007 and the Morris Publishing Group Newspaper Acquisitions that were acquired on November 30, 2007.

In our opinion, GateHouse Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of GateHouse Media, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 17, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

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

Item 11. Executive Compensation

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2007

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,818,020
Equity compensation plans not approved by security holders	—	—	—
Totals	—		1,818,020

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2008 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts.

GateHouse Media, Inc.
Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2007	$2,332	$2,996	$1,675	(1)	$(3,129	)(3)	$3,874
Year ended December 31, 2006	$1,509	$2,249	$2,188	(2)	$(3,614)(3)		$2,332
Period from June 6, 2005 to December 31, 2005	1,437	1,232	17		(1,177)(3)		1,509
Period from January 1, 2005 to June 5, 2005	1,547	411	—		(521)(3)		1,437
Deferred tax valuation allowance
Year ended December 31, 2007	$1,100	$45,800	$18,521	(4)	—		$65,421
Year ended December 31, 2006	$32,430	—	—		$(31,330	)(5)	$1,100
Period from June 6, 2005 to December 31, 2005	$250	$280	$31,900	(6)	—		$32,430
Period from January 1, 2005 to June 5, 2005	$250	—	—		—		$250

(1)	Amount is primarily related to the acquisitions of the newspapers from the Copley Press, Inc., the newspapers from Gannett Co. Inc., and the newspapers from Morris Publishing Group.
(2)	Amount is primarily related to the acquisitions of CP Media and Enterprise NewsMedia, LLC.
(3)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(4)	Amount is primarily related to the change in derivative value and is recorded in accumulated other comprehensive income.
(5)	Amount of decrease is primarily related to the Enterprise NewsMedia, LLC acquisition with a corresponding reduction to goodwill.
(6)	Amount of increase is related to the Merger with a corresponding increase to goodwill.

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.		Description of Exhibit	Included Herewith		Incorporated by Reference Herein
	Form			Exhibit		Filing Date
2.1		Asset Purchase Agreement, dated as of November 30, 2006, among Northeast Publishing Company, Inc., Journal Company, Inc., and Taunton Acquisition, LLC, as Sellers, and Enterprise Publishing Company, LLC, as Purchaser			8-K/A		2.1	May 4, 2007
2.2		Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser			8-K		2.1	March 1, 2007
2.3		Stock and Asset Purchase Agreement, dated as of March 13, 2007, by and between GateHouse Media Illinois Holdings, Inc., as Buyer, and The Copley Press, Inc., as Seller			8-K		2.1	April 11, 2007
2.4		Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West — GSI, Inc., Media West — GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor			8-K		2.1	May 8, 2007
2.5		Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West — GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor			8-K		2.2	May 8, 2007
2.6		Asset Purchase Agreement, dated June 28, 2007, by and among GateHouse Media, Inc., GateHouse Media West Virginia Holdings, Inc., GateHouse Media Illinois Holdings, Inc., Champion Publishing, Inc. and Champion Industries, Inc.			S-1/A		2.9	July 13, 2007
2.7		Asset Purchase Agreement, dated October 23, 2007, by and among GateHouse Media Operating, Inc., as Buyer, GateHouse Media, Inc., as Buyer guarantor, Morris Communications Company LLC, Morris Publishing Group, LLC, MPG Allegan Property, LLC, Broadcaster Press, Inc., MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as Sellers, and Morris Communications Company, LLC, as Sellers’ guarantor			8-K		2.1	December 3, 2007

Exhibit No.		Description of Exhibit	Included Herewith		Incorporated by Reference Herein
	Form			Exhibit		Filing Date
3.1		Second Amended and Restated Certificate of Incorporation of GateHouse Media, Inc.			S-1/A		3.1	October 11, 2006
3.2		Amended and Restated By-laws of GateHouse Media, Inc.			8-K		3.2	November 13, 2007
4.1		Form of common stock certificate			S-1/A		4.1	October 11, 2006
4.2		Form of Investor Rights Agreement by and among GateHouse Media, Inc. and FIF III Liberty Holdings LLC			S-1/A		4.2	October 11, 2006
*10.1		GateHouse Media, Inc. Omnibus Stock Incentive Plan			S-1/A		10.1	October 11, 2006
*10.2		Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (three-year vesting)	X
*10.3		Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (April 15, 2008 vesting)	X
*10.4		Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan			S-1		10.2	July 21, 2006
*10.5		Liberty Group Publishing, Inc. Executive Benefit Plan			S-1		10.3	July 21, 2006
*10.6		Liberty Group Publishing, Inc. Executive Deferral Plan			S-1		10.4	July 21, 2006
*10.7		Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors			S-1/A		10.6	October 11, 2006
*10.8		Employment Agreement, dated as of January 3, 2006, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Michael E. Reed			S-1		10.8	July 21, 2006
*10.9		Employment Agreement, dated as of May 9, 2005, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Scott Tracy Champion			S-1		10.9	July 21, 2006
*10.10		Employment Agreement, dated as of May 9, 2005, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Randall W. Cope			S-1		10.10	July 21, 2006
*10.11		Employment Agreement, dated as of April 19, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Mark R. Thompson			S-1		10.11	July 21, 2006

Exhibit No.		Description of Exhibit	Included Herewith		Incorporated by Reference Herein
	Form			Exhibit		Filing Date
*10,12		Employment Agreement, dated as of May 1, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Polly G. Sack			S-1		10.12	July 21, 2006
*10.13		Management Stockholder Agreement, dated as of January 29, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Michael E. Reed			S-1		10.13	July 21, 2006
*10.14		Amended and Restated Management Stockholder Agreement, dated as of March 1, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Scott Tracy Champion			S-1		10.14	July 21, 2006
*10.15		Amended and Restated Management Stockholder Agreement, dated as of March 1, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Randall W. Cope			S-1		10.15	July 21, 2006
*10.16		Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Polly G. Sack			S-1		10.19	July 21, 2006
*10.17		Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Mark R. Thompson			S-1		10.21	July 21, 2006
*10.18		Memo of Understanding dated as of December 20, 2006, by and among GateHouse Media, Inc., f/k/a Liberty Group Publishing, Inc., a Delaware corporation, GateHouse Media Operating, Inc., f/k/a Liberty Group Operating, Inc., a Delaware corporation, and Mark Thompson			10-Q		10.1	May 16, 2007
10.19		Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors			S-1/A		10.6	October 11, 2006
10.20		License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc.			8-K		10.1	March 1, 2007

Exhibit No.		Description of Exhibit	Included Herewith		Incorporated by Reference Herein
	Form			Exhibit		Filing Date
10.21		Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners			8-K		10.1	March 1, 2007
10.22		Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners			8-K		10.2	March 1, 2007
10.23		Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement			8-K		10.3	March 1, 2007

Exhibit No.		Description of Exhibit	Included Herewith		Incorporated by Reference Herein
	Form			Exhibit		Filing Date
10.24		First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wachovia Bank, National Association, as Administrative Agent			8-K		99.1	May 11, 2007
*10.25		Resignation Agreement, dated as of December 20, 2007, by and between GateHouse Media, Inc., a Delaware corporation, and Randall W. Cope	X
10.26		Underwriting Agreement, dated July 17, 2007, among GateHouse Media, Inc. and Goldman, Sachs & Co., Wachovia Capital Markets, LLC and Morgan Stanley & Co. Incorporated			8-K		1.1	July 18, 2007
16.1		Letter from KPMG LLP to the Securities and Exchange Commission dated April 13, 2007			8-K/A		16.1	April 13, 2007
21		Subsidiaries of GateHouse Media, Inc.	X
23.1		Consent of Ernst & Young LLP	X
23.2		Consent of KPMG LLP	X
31.1		Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934	X
31.2		Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934	X
32.1		Section 1350 Certification	X
32.2		Section 1350 Certification	X

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

GATEHOUSE MEDIA, INC.

By:	/s/ Michael E. Reed Michael E. Reed Chief Executive Officer

March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wesley R. Edens Wesley R. Edens	Chairman of the Board	March 17, 2008
/s/ Michael E. Reed Michael E. Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ Mark R. Thompson Mark R. Thompson	Chief Financial Officer (Principal Financial Officer)	March 17, 2008
/s/ Linda A. Hill Linda A. Hill	Corporate Controller (Principal Accounting Officer)	March 17, 2008
/s/ Martin Bandier Martin Bandier	Director	March 17, 2008
/s/ Richard Friedman Richard Friedman	Director	March 17, 2008
/s/ Burl Osborne Burl Osborne	Director	March 17, 2008
/s/ Howard Rubin Howard Rubin	Director	March 17, 2008
/s/ Kevin M. Sheehan Kevin M. Sheehan	Director	March 17, 2008