Form 10-Q
period 2008-03-31
GateHouse Media, Inc.
filed 2008-05-12
CIK 1368900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.    (Check one):
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2007, 58,140,508 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements
GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,622	$12,096
Accounts receivable, net of allowance for doubtful accounts of $4,933 and $3,874 at March 31, 2008 and December 31, 2007, respectively	74,633	85,474
Inventory	10,255	9,046
Prepaid expenses	4,514	4,514
Deferred income taxes	3,890	3,890
Other current assets	4,868	4,208
Assets held for sale	91	1,540
Total current assets	108,873	120,768
Property, plant, and equipment, net of accumulated depreciation of $37,330 and $30,597 at March 31, 2008 and December 31, 2007, respectively	217,283	210,209
Goodwill	698,886	701,852
Intangible assets, net of accumulated amortization of $69,930 and $58,111 at March 31, 2008 and December 31, 2007, respectively	811,906	808,794
Deferred financing costs, net	8,318	8,416
Other assets	1,683	1,692
Long-term assets held for sale	15,925	23,264
Total assets	$1,862,874	$1,874,995
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term liabilities	$1,284	$1,047
Short-term note payable	10,000	10,000
Short-term debt	20,291	—
Accounts payable	10,987	13,190
Accrued expenses	41,890	40,672
Accrued interest	9,377	9,947
Deferred revenue	32,761	29,840
Dividend payable	11,605	23,126
Liabilities held for sale	40	623
Total current liabilities	138,235	128,445
Long-term liabilities:
Long-term debt	1,216,500	1,206,000
Long-term liabilities, less current portion	5,352	3,809
Deferred income taxes	27,792	25,327
Derivative instruments	89,145	44,101
Pension and other postretirement benefit obligations	15,576	13,325
Total liabilities	1,492,600	1,421,007
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized at March 31, 2008; none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2008; 58,131,136 and 57,947,073 shares issued, and 58,071,742 and 57,891,295 outstanding at March 31, 2008 and December 31, 2007, respectively	568	568
Additional paid-in capital	823,104	822,025
Accumulated other comprehensive loss	(94,361)	(49,962)
Accumulated deficit	(358,801)	(318,407)
Treasury stock, at cost, 59,394 and 55,778 shares at March 31, 2008 and December 31, 2007, respectively	(236)	(236)
Total stockholders’ equity	370,274	453,988
Total liabilities and stockholders’ equity	$1,862,874	$1,874,995

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Revenues:
Advertising	$122,349	$71,072
Circulation	36,264	17,203
Commercial printing and other	10,335	6,453
Total revenues	168,948	94,728
Operating costs and expenses:
Operating costs	97,521	52,355
Selling, general and administrative	48,864	30,599
Depreciation and amortization	18,763	8,802
Integration and reorganization costs	2,612	838
Impairment of long-lived assets	-	119
(Gain) loss on sale of assets	(6)	13
Operating income	1,194	2,002
Interest expense	24,416	10,217
Amortization of deferred financing costs	583	223
Unrealized loss on derivative instrument	719	383
Other (income) expense	13	(205)
Loss from continuing operations before income taxes	(24,537)	(8,616)
Income tax expense (benefit)	2,471	(2,486)
Loss from continuing operations	(27,008)	(6,130)
Income (loss) from discontinued operations, net of income taxes	(1,781)	51
Net loss	$(28,789)	$(6,079)
Loss per share:
Basic and diluted:
Loss from continuing operations	$(0.47)	$(0.16)
Loss from discontinued operations, net of income taxes	(0.03)	—
Net loss	$(0.50)	$(0.16)
Dividends declared per share	$0.20	$0.37
Basic weighted average shares outstanding	56,968,521	38,097,167
Diluted weighted average shares outstanding	56,968,521	38,097,167
See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share data)

	Common stock			Accumulated other		Treasury stock
	Shares	Amount	Additional paid-in capital	comprehensive loss	Accumulated deficit	Shares	Amount	Total
Balance at January 1, 2008	57,947,073	$568	$822,025	$(49,962)	$(318,407)	55,778	$(236)	$453,988
Comprehensive loss:
Net loss	—	—	—	—	(28,789)	—	—	(28,789)
Unrealized loss on derivative instruments, net of income taxes of $0	—	—	—	(44,324)	—	—	—	(44,324)
Minimum pension liability adjustment, net of income taxes of $0	—	—	—	(75)	—	—	—	(75)
Comprehensive loss	—							(73,188)
Restricted share grants	184,063	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	1,079	—	—	—	—	1,079
Restricted share forfeitures	—	—	—	—	—	986	—	—
Restricted stock cancelled for withholding tax	—	—	—	—	—	2,630	—	—
Common stock cash dividends	—	—	—	—	(11,605)	—	—	(11,605)
Balance at March 31, 2008	58,131,136	$568	$823,104	$(94,361)	$(358,801)	59,394	$(236)	$370,274

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$(28,789)	$(6,079)
Income (loss) from discontinued operations, net of income taxes	(1,781)	51
Net loss from continuing operations	(27,008)	(6,130)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	18,763	8,802
Amortization of deferred financing costs	583	223
Unrealized loss on derivative instrument	719	383
Non-cash compensation expense	1,079	1,107
Deferred income taxes	2,437	(3,649)
(Gain) loss on sale of assets	(6)	13
Pension and other postretirement benefit obligations	395	-
Non-cash interest expense	309	-
Impairment of long-lived assets	-	119
Unrecognized pension and other postretirement benefit -
obligations actuarial loss	-	314
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	11,082	2,452
Inventory	(1,217)	265
Prepaid expenses	67	342
Other assets	(651)	(179)
Accounts payable	(2,401)	(1,140)
Accrued expenses	1,698	74
Accrued interest	(570)	1,975
Deferred revenue	2,991	304
Long-term liabilities	(557)	(186)
Net cash provided by operating activities	7,713	5,089
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,621)	(2,185)
Proceeds from sale of publications and other assets	9,406	180
Acquisition of The Copley Press, Inc. newspapers, net of cash acquired	(5)	-
Other acquisitions, net of cash acquired	(22,846)	(206,046)
Net cash used in investing activities	(16,066)	(208,051)
Cash flows from financing activities:
Payment of debt issuance costs	-	(3,032)
Borrowings under term loans	19,505	690,000
Repayments of term loans	-	(558,000)
Net borrowings under revolving credit facility	10,500	-
Payment of offering costs	-	(357)
Payment of dividends	(23,126)	(9,394)
Net cash provided by financing
activities	6,879	119,217
Net decrease in cash and cash
equivalents	(1,474)	(83,745)
Cash and cash equivalents at beginning of period	12,096	90,302
Cash and cash equivalents at end of period	$10,622	$6,557

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
Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.
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
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Accordingly, the Company's adoption of SFAS No. 157 in 2008 was primarily related to the valuation of its derivative instruments. The adoption of SFAS No. 157 decreased the value of the derivative instruments by $3,300. The Company is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

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

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No, 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No, 133” (“SFAS No. 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2008, with early application encouraged. The principal impact from this standard will be to require the Company to expand its disclosures regarding derivative instruments.

(2) Share-Based Compensation
The Company recognized compensation cost for share-based payments of $1,089 and $1,107 during the three months ended March 31, 2008 and 2007, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the three months ended March 31, 2008 and 2007 was $426 and $433, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 31, 2008 was $8,586, which is expected to be recognized over a weighted average period of 2.4 years through October 2011.
 (a) Restricted Share Grants
Prior to the IPO, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the three months ended March 31, 2008, an additional 184,063 RSGs were granted to Company management and employees. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.
As of March 31, 2008 and 2007, there were 1,101,567 and 1,059,380 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $13.34 and, $14.60 respectively. As of March 31, 2008, the aggregate intrinsic value of unvested RSGs was $6,543. During the three months ended March 31, 2008, the aggregate fair value of vested RSGs was $1,024.
RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2007	1,035,480	$13.87
Granted	184,063	8.16
Vested	(116,990)	9.86
Forfeited	(986)	20.39
Unvested at March 31, 2008	1,101,567	$13.34

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
(b) Valuation of Equity Securities Issued as Compensation
Prior to January 1, 2006, the Company recorded deferred share-based compensation, which consisted of the amounts by which the estimated fair value of the instrument underlying the grant exceeded the grant or exercise price, at the date of grant or other measurement date, if applicable and recognized the expense over the related service period. In determining the fair value of the Company’s common stock at the dates of grant prior to the IPO on October 25, 2006, GateHouse’s stock was not traded and, therefore, the Company was unable to rely on a public trading market for its stock prior to October 25, 2006.
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

•
the rate of the Company’s Adjusted EBITDA growth, which is a function of, among other things, anticipated revenues, cost reductions and synergies from the integration of CP Media and Enterprise NewsMedia, LLC and ongoing cost savings resulting from a clustering strategy;

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
(3) Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the 2008 presentation.
(4) Acquisitions
(a) Acquisitions — 2008
During the three months ended March 31, 2008, the Company acquired 17 publications for an aggregate purchase price of approximately $23,250. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with existing GateHouse clusters. The results of operations for the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions. The purchase price allocations for these acquisitions are as follows:
Current assets	$1,812
Property, plant and equipment	5,686
Noncompete agreements	1,602
Advertising relationships	7,606
Subscriber relationships	1,760
Mastheads	3,261
Customer relationships	1,567
Goodwill	3,327
Total assets	26,621
Current liabilities	1,271
Long-term liabilites	2,100
Total liabilities	3,371
Net assets acquired	$23,250
The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill.

For tax purposes, the amount of goodwill that is expected to be deductible is $3,327 for the newspapers acquired during the three months ended March 31, 2008.

 (b) Morris Publishing Group Newspaper Acquisitions — 2007
On November 30, 2007, the Company completed its acquisition of thirty seven publications from the Morris Publishing Group for an aggregate purchase price, including working capital of approximately $121,213. The acquisition included fifteen daily and seven weekly newspapers, as well as fifteen shopper publications serving South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Morris Publishing Group newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through March 31, 2008:

Current assets	$9,414
Other assets	10,685
Property, plant and equipment	21,923
Advertising relationships	38,011
Subscriber relationships	8,341
Mastheads	12,244
Customer relationships	3,659
Goodwill	21,244
Total assets	125,521
Current liabilities	4,249
Long-term liabilities	59
Total liabilities	4,308
Net assets acquired	$121,213

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

For tax purposes, goodwill is deductible for the newspapers acquired from Morris Publishing Group as of March 31, 2008.

(c) Gannett Co., Inc. Newspaper Acquisitions—2007
On May 7, 2007, the Company completed its acquisition of thirteen publications from Gannett Co., Inc. for an aggregate purchase price, including working capital, of approximately $418,961. The acquisition included four daily and three weekly newspapers, as well as six shopper publications serving Rockford, Illinois, Utica, New York, Norwich, Connecticut and Huntington, West Virginia. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Gannett Co., Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.
The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through March 31, 2008:

Current assets	$14,153
Other assets	75,632
Property, plant and equipment	39,092
Advertising relationships	96,503
Subscriber relationships	26,964
Mastheads	24,450
Goodwill	147,232
Total assets	424,026
Total liabilities	5,065
Net assets acquired	$418,961
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

Estimated cash flows extend up to periods of approximately 30 years, which considers that a majority of the acquired newspapers have been in existence over 50 years with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 16 years, on a straight-line basis, as no other discernable pattern of usage was more readily determinable.

For tax purposes, goodwill is deductible for the newspapers acquired from Gannett Co., Inc. as of March 31, 2008.
(d) The Copley Press, Inc. Newspaper Acquisitions—2007
On April 11, 2007, the Company completed its acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price, including working capital, of approximately $388,245. The acquisition included seven daily and two weekly newspapers as well as six shopper publications, serving areas of Ohio and Illinois. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows. In addition there were cost saving opportunities from margin improvement as well as clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations for The Copley Press, Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.
The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through March 31, 2008:

Current assets	$21,204
Other assets	18
Property, plant and equipment	71,114
Advertising relationships	95,466
Subscriber relationships	40,083
Mastheads	34,719
Goodwill	164,610
Total assets	427,214
Current liabilities	15,451
Long-term liabilities	23,518
Total liabilities	38,969
Net assets acquired	$388,245
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

For tax purposes, the amount of goodwill that is expected to be deductible is $106,914 for the newspapers acquired from the Copley Press, Inc. as of March 31, 2008.
(e) SureWest Directories Acquisition—2007
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through March 31, 2008:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $48,453 for SureWest Directories as of March 31, 2008.
(f) Journal Register Company Newspaper Acquisitions—2007
On February 9, 2007, the Company completed its acquisition of eight publications from the Journal Register Company for an aggregate purchase price, including working capital, of approximately $72,371. The acquisition included two daily and four weekly newspapers as well as two shopper publications serving southeastern Massachusetts. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with the cost savings opportunities form clustering with the Company’s other newspapers serving Massachusetts. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Journal Register Company newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through March 31, 2008:

Current assets	$2,614
Property, plant and equipment	7,159
Advertising relationships	27,268
Subscriber relationships	6,397
Mastheads	4,393
Goodwill	25,357
Total assets	73,188
Total liabilities	817
Net assets acquired	$72,371

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

For tax purposes, the amount of goodwill that is expected to be deductible is $25,356 for the newspapers acquired from the Journal Register Company as of March 31, 2008.
(g) Other Acquisitions—2007
During the year ended December 31, 2007, the Company acquired an additional 40 publications (excluding the acquisitions discussed above) for an aggregate purchase price of $27,595. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with existing GateHouse clusters. The purchase price allocations for these acquisitions are as follows:

Current assets	$2,630
Other assets	225
Property, plant and equipment	5,683
Noncompete agreements	1,577
Advertising relationships	7,432
Subscriber relationships	1,716
Mastheads	3,375
Customer relationships	967
Goodwill	8,662
Total assets	32,267
Current liabilities	2,519
Long-term liabilities	2,153
Total liabilities	4,672
Net assets acquired	$27,595
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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)
(h) Restructuring
As of March 31, 2008, the accrued restructuring balance was $519, which relates to on-going obligations for employee termination agreements in connection with the acquisition of Morris Publishing Group newspapers, The Copley Press, Inc. newspapers, as well as the acquisitions of Messenger Post and Enterprise NewsMedia, LLC. During the three months ended March 31, 2008, the Company made payments of $243 in connection with these obligations.
During the three months ended March 31, 2008, restructuring related expense, which is included in integration and reorganization costs on the accompanying statement of operations was $731. This amount relates primarily to severance expense incurred in connection with the closing of two of the Company’s printing facilities. During the three months ended March 31, 2008, the Company made payments of $533 in connection with these obligations.
(i) Pro-Forma Results
The unaudited pro forma condensed consolidated statement of operations information for 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc. and the newspapers from Gannett Co., Inc. had occurred on January 1, 2007. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to the following acquisitions which are not considered significant:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,156 in February of 2007;

•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,371 in February of 2007;

•	the acquisition of 37 publications from Morris Publishing Group for an aggregate purchase price of $121,213 in November of 2007; and

•	the acquisition of 17 publications for an aggregate purchase price of $23,250 during the three months ended March 31, 2008.

Three Months Ended March 31, 2007

Revenues	$153,832
Net loss from continuing operations	$(13,327)
Net loss per common share:
Basic	$(0.35)
Diluted	$(0.35)
(5) Goodwill and Other Intangible Assets
Goodwill and intangible assets consisted of the following:

	March 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,775	$1,578	$3,197
Advertiser relationships	572,747	54,052	518,695
Customer relationships	8,256	523	7,733
Subscriber relationships	148,379	13,157	135,222
Trade name	5,493	595	4,898
Publication rights	345	25	320
Total	$739,995	$69,930	$670,065
Nonamortized intangible assets:
Goodwill	$698,886
Mastheads	141,841
Total	$840,727

	December 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$3,172	$1,295	$1,877
Advertiser relationships	565,663	45,097	520,566
Customer relationships	6,689	383	6,306
Subscriber relationships	146,751	10,859	135,892
Trade name	5,493	458	5,035
Publication rights	345	19	326
Total	$728,113	$58,111	$670,002
Nonamortized intangible assets:
Goodwill	$701,852
Mastheads	138,792
Total	$840,644

The weighted average amortization periods for amortizable intangible assets are 4.5 years for noncompete agreements, 15.8 years for advertiser relationships, 13.9 years for customer relationships, 16.3 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended March 31, 2008 and 2007 was $11,918 and $5,652 respectively. Estimated future amortization expense as of March 31, 2008 is as follows:

For the year ending December 31:
2008	$36,186
2009	48,138
2010	48,138
2011	48,138
2012	48,138
Thereafter	441,327
Total	$670,065
The changes in the carrying amount of goodwill for the period from January 1, 2008 to March 31, 2008 are as follows:

Balance at January 1, 2008	$701,852
Additions	3,327
Goodwill impairment on discontinued operations	(1,113)
Other adjustments	(5,180)
Balance at March 31, 2008	$698,886
The Company’s date on which its annual impairment assessment is made is June 30. No impairment charge resulted from the assessment completed as of June 30, 2007. As of September 30, 2007 a review of impairment indicators was performed with the Company noting that its market capitalization continued to exceed its consolidated carrying value, and it was determined that an impairment analysis was not required.
The Company determined that it should perform impairment testing of goodwill and indefinite lived intangible assets as of December 31, 2007, due to the declines in its stock price, market capitalization, revenue trends and other economic factors, which were most significant in the fourth quarter of 2007. During the second half of 2007, the Company and the newspaper industry experienced declines in classified advertising, primarily caused by economic trends. Also during this period, the Company's stock price declined, with its consolidated carrying value exceeding its market capitalization in the fourth quarter of 2007.

As of December 31, 2007, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. While this method was consistent with the June 30, 2007, impairment analysis, revenue declines, increased volatility of operating performance and decreased market capitalization, primarily occuring during the fourth quarter, resulted in a reduction of the Company's estimated fair value between the June 30, 2007, and December 31, 2007, impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $201,479 and a newspaper masthead impairment charge of $24,514 in the fourth quarter of 2007 based on this comparison of reporting unit carrying value to fair value.

The 2007 impairment charge included amounts related to the Copley and Gannett operations which were purchased during 2007. While these operations were purchased during the year, the industry downturn, as well as the Company’s revenue, stock price and enterprise value declines, predominately occurred in the second half of 2007 and the impact was considered for these reporting units.

It is reasonably possible that goodwill and/or masthead impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)

(6) Long-Term Debt and Short-Term Note Payable

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)

In October 2006, using a portion of the proceeds from the Company’s IPO, the Borrower repaid in full and terminated the $152,000 Second Lien Facility. In addition, a portion of the net proceeds of the Company’s IPO was used to pay down $12,000 of the $570,000 then outstanding under the First Lien Facility, and to repay in full the outstanding balance of $21,300 under the $40,000 revolving credit portion of the First Lien Facility.

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

No principal payments are due on the term or the revolving credit portions of the 2007 Credit Facility until the applicable maturity date. However, the Borrower is required to make prepayments under the term loan facility, and/or to collateralize letter of credit obligations, under specified conditions, from excess cash flow and from the proceeds of asset dispositions, issuances of debt and equity and insurance and condemnation awards.

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

The 2007 Credit Facility contains a financial covenant which requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit portion of the facility. The 2007 Credit Facility also contains covenants customarily found in loan agreements for similar transactions, including restrictions on the Borrower’s ability to incur indebtedness (which is generally permitted so long as Holdco maintains a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco’s Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) is equal to or greater than 1.0 to 1.0 and it would be permitted under the 2007 Credit Facility to incur an additional $1.00 of debt) and (ii) make restricted payments of proceeds of asset dispositions to the Company to the extent such proceeds are not required to prepay borrowings under the 2007 Credit Facility and/or cash collateralize letter of credit obligations, provided that such proceeds are used to prepay borrowings under the Company’s credit facilities used to finance acquisitions). The Borrower, in certain limited circumstances, may also designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default. The Company is in compliance with these covenants as of March 31, 2008.

On April 11, 2007, the Company entered into a Bridge Facility with Wachovia Investment Holdings, LLC acting as administrative agent (the “2007 Bridge Facility”). The 2007 Bridge Facility, which was repaid by the Company in full in July 2007, provided for a $300,000 term loan facility that matured on April 11, 2015. Borrowings under the 2007 Bridge Facility bore interest, at the Company’s option, at a floating rate equal to the LIBOR Rate or the Base Rate (each as defined in the 2007 Bridge Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Base Rate term loans was 1.50% and 0.50%, respectively. The 2007 Bridge Facility was secured by a first priority interest in all of the capital stock of Holdco owned by the Company and contained customary covenants and events or default. In connection with its repayment of the 2007 Bridge Facility, the Company wrote off $2,240 of deferred financing costs.

On May 7, 2007, the Borrower amended the 2007 Credit Facility pursuant to a First Amendment (the “First Amendment”). The First Amendment provided for a $275,000 incremental increase in the term loan available under the 2007 Credit Facility pursuant to an Incremental Term Facility. The $275,000 incremental term loan facility matures in August 2014. Pursuant to the First Amendment, the applicable margin for the initial $670,000 term loan facility under the 2007 Credit Facility was increased to 2.00% for LIBOR Rate term loans and 1.00% for Alternate Base Rate term loans, which margin is not adjustable based upon Borrower’s credit rating. Interest on the incremental term loan portion of the 2007 Credit Facility accrues, at the option of the Borrower, at a rate equal to the LIBOR Rate or the Alternate Base Rate, plus an applicable margin. The applicable margin for LIBOR Rate incremental term loans and Alternate Base Rate incremental term loans is (i) 2.00% and 1.00%, respectively, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investor Service Inc. and Standard & Poor’s Rating Services, are at least B1 and B+, respectively, in each case with stable outlook, or (ii) 2.25% and 1.25% otherwise. The First Amendment also provides that term loans under the 2007 Credit Facility are also subject to a “most favored nation” interest provision that (i) increases the interest rate margin to a rate that is 0.25% less than the highest margin of any future incremental term loan borrowings under the 2007 Credit Facility and (ii) provides that after any such increase, no reductions in the margin based on credit ratings will be permitted. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment are subject to a 1.00% prepayment premium.

As of March 31, 2008, a total of $670,000, $250,000, $275,000 and $21,500 was outstanding under the term loan facility, the delayed draw term loan, the incremental term loan facility and the revolving credit facility portions of the 2007 Credit Facility, respectively. As of March 31, 2008, the Company had availability under the revolving Credit Facility of approximately $14,207.

In connection with the acquisition of Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. The note is due on November 30, 2008 and bears interest at the rate of 8% per annum, payable on February 28, 2008, May 30, 2008, August 30, 2008, and November 30, 2008.

On February 15, 2008, GateHouse Media Intermediate Holdco, Inc., a subsidiary of GateHouse Media Holdco II, Inc. (‘‘Holdco II’’) and GateHouse Media (collectively, the ‘‘Bridge Borrower’’) entered into a Bridge Credit Agreement (the ‘‘2008 Bridge Facility’’) with Barclays Capital, as syndication agent, sole arranger and book runner (‘‘Barclays’’).

The 2008 Bridge Facility provides for a $20,600 term loan facility that matures on May 15, 2008, subject to extensions through August 15, 2009. The 2008 Bridge Facility is secured by a first priority security interest in all present and future capital stock of Holdco owned by Holdco II and all proceeds thereof.

Borrowings under the 2008 Bridge Facility bear interest at a floating rate equal to the LIBOR Rate (as defined in the 2008 Bridge Facility), plus an applicable margin. During the first three months of the facility, until May 15, 2008 (the ‘‘First Pricing Step-Up Date’’), the applicable margin is 8.00%. After the First Pricing Step-Up Date and until the nine month anniversary of the First Pricing Step-Up Date (February 15, 2009, the ‘‘Second Pricing Step-Up Date’’), the applicable margin is 10.00%. After the Second Pricing Step-Up Date and until the maturity date, the applicable margin is 12.00%.

No principal payments are due on the 2008 Bridge Facility until the maturity date. The Bridge Borrower is required to prepay borrowings under the 2008 Bridge Facility with (a) 100% of the net cash proceeds from the issuance or incurrence of debt by Holdco II and its restricted subsidiaries, (b) 100% of the net cash proceeds from any issuances of equity by Holdco II or any of its restricted subsidiaries and (c) 100% of the net cash proceeds of asset sales and dispositions by Holdco II and its subsidiaries, except, in the case of each of clause (a), (b) and (c), to the extent such required prepayment would contravene any provision of, or cause a violation of or default under, the 2007 Credit Facility, in which case such mandatory prepayment shall not be required. The Bridge Borrower may voluntarily prepay the 2008 Bridge Facility at any time.

The 2008 Bridge Facility contains affirmative and negative covenants applicable to Holdco II and, in limited circumstances, GateHouse Media and Holdco II’s restricted subsidiaries, customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that the Bridge Borrower is permitted to make restricted payments during the first 12 months of the 2008 Bridge Facility (including quarterly dividends) so long as, after giving effect to any such restricted payment, the Bridge Borrower would not be in default under the 2008 Bridge Facility). The 2008 Bridge Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2008 Bridge Facility); events of bankruptcy or insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. Certain of the foregoing covenants are only applicable to the extent they do not contravene any provision of or cause a violation of or default under the 2007 Credit Facility.

In connection with the 2008 Bridge Facility, Holdco II entered into a Pledge Agreement in favor of Barclays, pursuant to which Holdco II pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of its obligations under the Bridge Agreement. The pledged assets include, among other things (i) all present and future capital stock or other membership, equity, ownership or profits interest of GateHouse Media in all of its direct domestic restricted subsidiaries and (ii) 65% of the voting stock (and 100% of the nonvoting stock) of all of its present and future first-tier foreign subsidiaries.

As of March 31, 2008, a total of $20,291 was outstanding under the 2008 Bridge Facility.

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Condensed Consolidated Statement of Stockholders’ Equity and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which ($1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. During the three months ended March 31, 2008, the fair value of the swap decreased by $11,078, net, of which $546 was recognized through earnings and a $6,409 decrease in fair value, net of income taxes of $4,123 was recognized through accumulated other comprehensive income. During the three months ended March 31, 2008, $9, net of taxes of $6 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $68.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On December 31, 2006, the swap was dedesignated and was redesignated on January 1, 2007. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. During the three months ended March 31, 2008, the effective portion of the decrease in fair value of the swap of $5,051, net of income taxes of $3,250, was recognized through accumulated other comprehensive income. During the three months ended March 31, 2008, $172 net of taxes of $114 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $1,313.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended March 31, 2008, the fair value of the swap decreased by $4,040, net, of which ($9) was recognized through earnings and a $2,464 decrease in fair value net of income taxes of $1,585, was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended March 31, 2008, the fair value of the swap decreased by $10,273, net, of which ($5) was recognized through earnings and a $6,254 decrease in fair value, net of income taxes of $4,024, was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended March 31, 2008 the fair value of the swap decreased by $8,142, net, of which ($49) was recognized through earnings and a $4,984 decrease in fair value, net of income taxes of $3,207 was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended March 31, 2008, the fair value of the swap decreased by $3,209, net, of which ($35) was recognized through earnings and a $1,974 decrease in fair value, net of income taxes of $1,270 was recognized through accumulated other comprehensive income.

A valuation allowance was recognized during the three months ended March 31, 2008 to offset the additional deferred tax assets established as a result of the change in fair value of the swap instruments in the amount of $17,351 for a net tax effect of $0.
(8) Related Party Transactions
As of March 31, 2008, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 41.9% of the Company’s outstanding common stock.
In addition, the Company’s Chairman, Wesley Edens, is also the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.
Affiliates of Fortress Investment Group LLC own $126,000 of the $1,216,500 2007 Credit Facility as of March 31, 2008. These amounts were purchased on arms’ length terms in secondary market transactions.
Affiliates of Fortress Investment Group LLC own $10,300 of the $20,600 2008 Bridge Facility as of March 31, 2008. These amounts were purchased directly from Barclays.
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
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2007 and the three months ended March 31, 2008. The Company concluded during the fourth quarter of 2006 and 2007 that it was more likely than not that the Company would not fully realize the benefits of its existing deductible differences. The Company concluded that during the first quarter of 2008 an increase to the valuation allowance of $30,325 would be necessary to offset additional deferred tax assets. Of this amount, $12,944 was recognized through the income statement and $17,381 was recognized through accumulated other comprehensive income.
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
For the three months ended March 31, 2008, the expected Federal tax benefit at 34% is $8,948. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $11,241.
The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2004 tax year and beyond.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2007 and March 31, 2008, the Company had unrecognized tax benefits of approximately $4,518 and $4,480, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.
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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)

(10) Pension and Postretirement Benefits
The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$128	$126	$160	$108
Interest cost	323	247	308	143
Expected return on plan assets	(358)	—	(345)	—
Special termination benefits	69	—	—	—

Total	$162	$373	$123	$251

During the three months ended March 31, 2008 and 2007, the Company recognized a total of $535, and $374 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans during the three months ended March 31, 2008:

	Pension	Postretirement
Weighted average discount rate	6.4%	6.5%
Rate of increase in future compensation levels	3.5%	—%
Expected return on assets	8.5%	—%
Current year trend	—	8.5% - 9.5%
Ultimate year trend	—	5.0% - 5.5%
Year of ultimate trend	—	2012
(11) Assets Held for Sale
As of March 31, 2008 and December 31, 2007, the Company intended to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).
The following table summarizes the major classes of assets and liabilities held for sale at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Assets held for sale:
Accounts receivable, net	$55	$1,314
Inventory	22	152
Prepaid expenses and other current assets	14	74
Total assets held for sale	$91	$1,540

Long-term assets held for sale:
Property, plant and equipment, net	$14,961	$15,842
Intangible assets	964	7,422
Total long-term assets held for sale	$15,925	$23,264

Liabilities held for sale	$40	$623

During the three months ended March 31, 2007, the Company recorded a charge to operations of $119, related to the impairment of property, plant and equipment which was classified as held for sale as of March 31, 2007.

(12) Fair Value Measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's own assumptions (unobservable inputs).

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)
(In thousands, except share and per share data)

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2008

Liabilities
Derivatives (1)		$89,145		$89,145

(1)
Derivative assets and liabilities include interest rate swaps which are measured using observable quoted prices for similar assets and liabilities. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an interim basis. The FASB deferred implementation of SFAS 157 for certain non-financial assets and liabilities until 2009.

(13) Commitments and Contingencies
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
(14) Discontinued Operations
During the three months ended March 31, 2008, the Company completed its sale of eight publications (initially acquired in the Morris Publishing Group newspaper acquisition) for an aggregate purchase price of approximately $9,500. Additionally, during the three months ended March 31, 2008, the Company entered into an agreement to sell three publications in Globe, Arizona for an aggregate price of approximately $1,100.
The net revenue during the three months ended March 31, 2008 and 2007 for the aforementioned discontinued operations was $1,909 and $257, respectively. Income (loss) before income taxes during the three ended March 31, 2008 and 2007 for the aforementioned discontinued operations was ($1,781) and $51, respectively. There was no depreciation and amortization expense recorded during the three months ended March 31, 2008 for the aforementioned discontinued operations in accordance with GAAP.  During the three months ended March 31, 2008, the Company recorded a charge to operations of  $1,792 related to the impairment of property, plant and equipment and certain intangibles related to the Globe, Arizona publications which were classified as held for sale as of March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Information
The following discussion of Gatehouse Media, Inc.'s (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, including but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Such risks, uncertainties and other factors could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.
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
Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” in our Annual Report on Form 10-K for the  year ended December 31, 2007. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview
We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which as of March 31, 2008, includes 523 community publications and more than 260 related websites and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10.0 million people on a weekly basis.
Our core products include:

•	98 daily newspapers with total paid circulation of approximately 872,000;

•	292 weekly newspapers (published up to three times per week) with total paid circulation of approximately 656,000 and total free circulation of approximately 933,000;

•	133 shoppers (generally advertising-only publications) with total circulation of approximately 2.1 million;

•	over 260 locally focused websites, which extend our franchises onto the internet; and

•	7 yellow page directories, with a distribution of approximately 810,000, that covers a population of approximately 2.0 million people.
In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 175 niche publications.
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
As of March 31, 2008, Fortress beneficially owned approximately 41.9% of our outstanding common stock.
Since 1998, we have acquired 408 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 22 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC (the “Massachusetts Acquisitions”), The Copley Press, Inc. newspapers and the Gannett Co., Inc. newspapers and launched numerous new products.
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
Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three year period from 2003 to 2006. Newsprint prices then declined in late 2006 and 2007. However, we expect newsprint costs to continue to increase per metric ton in 2008. We have previously experienced these upward pressures and have taken steps to mitigate some of these increases with consumption declines. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing versus the general market. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Pro Forma
We have presented our operating results on a pro forma basis for the three months ended March 31, 2007. This pro forma presentation for the three months ended March 31, 2007 assumes that the acquisitions of the newspapers from The Copley Press Inc. and Gannett Co, Inc. and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the acquisitions of the newspapers from The Copley Press, Inc. and Gannett Co., Inc., and the 2007 Financings occurred at the beginning of the pro forma period.
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
A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2007, included in our Annual Report filed on Form 10-K.
There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table summarizes our historical results of operations for the three months ended March 31, 2008 and 2007 and our pro forma results of operations for the three months ended March 31, 2007.

	Three months ended March 31, 2008	Three months ended March 31, 2007	Three months ended March 31, 2007
	(Actual)	(Pro forma)	(Actual)
	(in thousands)
Revenues:
Advertising	$122,349	$111,178	$71,072
Circulation	36,264	32,806	17,203
Commercial printing and other	10,335	9,848	6,453
Total revenues	168,948	153,832	94,728
Operating costs and expenses:
Operating costs	97,521	87,345	52,355
Selling, general and administrative	48,864	44,464	30,599
Depreciation and amortization	18,763	15,413	8,802
Integration and reorganization costs	2,612	838	838
Impairment of long-lived assets	—	119	119
(Gain) loss on sale of assets	(6)	13	13
Operating income	1,194	5,640	2,002
Interest expense	24,416	25,983	10,217
Amortization of deferred financing costs	583	317	223
Unrealized loss on derivative instrument	719	383	383
Other (income) expense	13	(225)	(205)
Loss from continuing operations before income taxes	(24,537)	(20,818)	(8,616)
Income tax expense (benefit)	2,471	(7,251)	(2,486)
Loss from continuing operations	$(27,008)	$(13,567)	$(6,130)

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2007
(In thousands)

	GateHouse Media (A)	Copley (B)	Gannett (C)	Adjustments (D)		Pro forma
Revenues:
Advertising	$71,072	$23,341	$20,189	$(3,424	)(1)	$111,178
Circulation	17,203	10,994	5,682	(1,073	)(1)	32,806
Commercial printing and other	6,453	2,745	1,421	(771	)(1)	9,848
Total revenues	94,728	37,080	27,292	(5,268)		153,832
Operating costs and expenses:
Operating costs	52,355	22,944	15,620	(3,574	)(1,2)	87,345
Selling, general and administrative	30,599	10,690	4,909	(1,734	)(1,3)	44,464
Depreciation and amortization	8,802	2,423	999	3,189	(1,4)	15,413
Integration and reorganization	838	—	—	—		838
Impairment of long-lived assets	119	—	—	—		119
Other expense	13	—	—	—		13
Total operating expenses	92,726	36,057	21,528	(2,119)		148,192
Operating income (loss)	2,002	1,023	5,764	(3,149)		5,640
Interest expense
Debt	10,217	—	—	15,766	(5)	25,983
Other interest expense	—	3,817	—	(3,817	)(5)	—
Amortization of deferred financing costs	223	—	—	94	(6)	317
Unrealized loss on derivative instrument	383	—	—	—		383
Other income	(205)	(20)	—	—		(225)
Income (loss) from operations before tax	(8,616)	(2,774)	5,764	(15,192)		(20,818)
Income tax expense (benefit)	(2,486)	(1,120)	2,312	(5,957	)(1,7)	(7,251)
Income (loss) from continuing operations	$(6,130)	$(1,654)	$3,452	$(9,235)		$(13,567)

Adjustments to Pro Forma Condensed Consolidated Statement of Operations

(A)	GateHouse Media, Inc.

Reflects historical unaudited consolidated statement of operations for the Company for the three months ended March 31, 2007.

(B)	Copley

Reflects historical consolidated statement of operations for the newspapers acquired from the Copley Press Inc. for the three months ended April 1, 2007.

(C)	Gannett

Reflects historical consolidated statement of operations for the newspapers acquired from Gannett Co. Inc. for the three months ended April 1, 2007.

(D)	Adjustments

(1)	Reflects the adjustment to eliminate the revenue and expenses related to the group of assets and liabilities from the Gannett Acquisition held for sale:

Total three months ended March 31, 2007
Revenues:
Advertising	$3,424
Circulation	1,073
Commercial printing and other	771

Operating costs and expenses:
Operating costs	3,166
Selling, general and administrative	869
Depreciation and amortization	151
Income tax expense	433

Income from operations	$649

(2)	Reflects the elimination of expenses related to the pension and postretirement plans not continued by the Company.

Total three months ended March 31, 2007
Copley—LIFO adjustment	$—
Gannett—Pension and postretirement adjustment	408

$408

(3)	Reflects the elimination of certain expenses related to liabilities included in the historical statement of operations of Copley and Gannett but not assumed by the Company.

Total three months ended March 31, 2007
Copley:
Pension, postretirement and other retirement plans	$729
Gannett:
Pension, postretirement and other retirement plans	136

$865

(4)	Copley:

			Pro forma expense
Asset Category	Fair value	Remaining estimated useful life in years	Three months ended March 31, 2007
Buildings	$25,691	25	$256
Machinery & Equipment	33,866	10	847
Furniture & Fixtures	589	10	15
Auto & Trucks	2,144	5	107
Computer Software & Equipment	2,344	3	196

Total pro forma depreciation expense			1,421

Subscriber Relationships	40,083	14	716
Advertiser Relationships	95,466	14	1,705

Total pro forma amortization expense			2,421

Total pro forma depreciation and amortization expense			$3,842

Gannett:
		Remaining	Pro forma expense
Asset Category	Fair value	estimated useful life in years	Three months ended March 31, 2007
Buildings	$10,623	25	$106
Machinery & Equipment	25,722	10	643
Furniture & Fixtures	379	10	9
Auto and Trucks	641	5	32
Computer Software and Equipment	565	3	49

Total pro forma depreciation expense			839

Subscriber Relationships	26,964	16	422
Advertiser Relationships	96,503	16	1,508

Total pro forma amortization expense			1,930

Total pro forma depreciation and amortization expense			$2,769

The following tables summarize the pro forma adjustments:
	Copley	Gannett	Total three months ended March 31, 2007
Pro forma depreciation expense	$1,421	$839	$2,260
Pro forma amortization expense	2,421	1,930	4,351
Less: historical depreciation expense	(2,304)	(828)	(3,132)
Less: historical amortization expense	(119)	(20)	(139)
	$1,419	$1,921	$3,340

(5)
Represents adjustment to reflect the interest expense of the 2007 Financings for the periods presented. The following table illustrates the assumed interest rates and amounts of borrowings the pro forma interest expense calculation is based on. The term loan, delayed draw term loan, bridge facility and the revolving loan facility average rate is LIBOR based. The term loan and delayed draw term loan variable interest rate is effectively converted to a fixed rate loan under five interest rate swap agreements for notional amounts of $300,000, $270,000, $100,000, $250,000 and $200,000, except for a $75,000 unhedged portion of the term loan. Unused commitment fees are based on the remaining balance of the $40,000 of the total revolving credit facility. Letter of credit fees are a quarterly fee equal to the applicable margin for the LIBOR based loans on the aggregate amount of outstanding letters of credit.

	Three months ended March 31, 2007
	Average Rate	Margin	Total Rate	Amount of borrowing	Pro forma interest expense	Less: Historical interest expense	Net adjustment to interest expense
Term Loan Facility - B	4.778%	2.00%	6.778%	$670,000	$11,354
Delayed Draw Term Loan Facility	4.971%	2.00%	6.971%	250,000	4,357
Term Loan Facility - C	5.156%	2.25%	7.406%	275,000	5,091
Bridge Facility	5.320%	1.50%	6.820%	300,000	5,115
Unused commitment fees	0.50%	—	0.500%	40,000	50
Letter of credit fees	2.00%	—	2.000%	3,269	16

					$25,983	$10,217	$15,766

Historical weighted average debt balance					$624,000
Weighted average interest rate					7.32%

For the three months ended March 31, 2007, the elimination of other interest expense also included interest expense on an intercompany demand note held by the newspapers acquired from the Copley Press, Inc. of $3,817.

(6)
Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt. Reflects the net adjustment to a total deferred financing cost amount of $13,091 amortized over a weighted average life of 2.7 years as follows:

Three months ended March 31, 2007
Pro forma deferred financing costs	$317
Less: historical costs	(223)

Net adjustment	$94

(7)	The pro forma adjustment reflects the income tax effect of pro forma adjustments. The tax effect is calculated based on a 39.15% effective tax rate.

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the three months ended March 31, 2008 and our pro forma results of operations for the three months ended March 31, 2007.

Revenue. Total GAAP revenue for the three months ended March 31, 2008 increased by $15.1 million or 9.8% to $168.9 million from the pro forma three months ended March 31, 2007 revenues of $153.8 million. $11.2 million of the increase came from advertising revenue, $3.5 million of the increase came from circulation revenue and $0.5 million of the increase came from commercial printing and other revenue. The increase in total revenues of $15.1 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 and Q1 2008 acquisitions”) of $21.7 million. This 2007 and Q1 2008 acquisition related revenue increase was partially offset by the loss of a third party printing contract not assumed in the acquisition of The Copley Press, Inc. of $0.7 million. Excluding the revenue increases of $21.7 million from the 2007 and Q1 2008 acquisitions and the revenue declines of $0.7 million from the printing contract not assumed, same store revenues were down $7.5 million or 4.2%. The same store revenue declines were primarily driven by decreases in classified advertising.
Operating Costs. Operating costs for the three months ended March 31, 2008 increased by $10.2 million, or 11.7%, to $97.5 million from $87.3 million for the three months ended March 31, 2007. The increase in operating costs was primarily due to operating costs of the 2007 and Q1 2008 acquisitions of $11.4 million. These amounts were partially offset by decreased newsprint and compensation expenses of $3.4 million and $1.4 million, respectively.
Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 increased by $4.4 million, or 9.9%, to $48.9 million from $44.5 million for the three months ended March 31, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 and Q1 2008 acquisitions of $5.8 million.
Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2008 increased by $3.4 million to $18.8 million from $15.4 million for the three months ended March 31, 2007. The increase was primarily due to depreciation and amortization of the 2007 and Q1 2008 acquisitions of $3.1 million.
Impairment of Long-Lived Assets. During the three months ended March 31, 2007 we incurred a charge of $0.1 million related to the impairment of property, plant and equipment which was classified as held for sale at March 31, 2007.
Interest Expense. Total interest expense for the three months ended March 31, 2008 decreased by $1.6 million, or 6.0%, to $24.4 million from $26.0 million for the three months ended March 31, 2007. The decrease was primarily due to decreases in our total outstanding debt balances.
Unrealized Loss on Derivative Instrument. During the three months ended March 31, 2008 we recorded a loss of $0.7 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2008 was $2.5 million compared to income tax benefit of $7.3 million for the three months ended March 31, 2007. The change of $9.7 million was primarily due to an increase in the valuation allowance recognized.
Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended March 31, 2008 was $27.0 million. Net loss from continuing operations for the three months ended March 31, 2007 was $13.6 million. Our net loss from continuing operations increased due to the factors noted above.

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the three months ended March 31, 2008 and 2007.

Revenue. Total revenue for the three months ended March 31, 2008 increased by $74.2 million, or 78.4%, to $168.9 million from $94.7 million for the three months ended March 31, 2007. The increase in total revenue was comprised of a $51.3 million, or 72.1%, increase in advertising revenue, a $19.1 million, or 110.8%, increase in circulation revenue and a $3.9 million, or 60.2%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from the Copley acquisition and the Gannett acquisition of $23.0 million and $15.6 million, respectively. The increase in advertising expense was also due to advertising revenue of revenue from the 2007 and Q1 2008 acquisitions of $17.0 million. These amounts were partially offset by decreases in same store advertising revenues of $6.8 million. The increase in circulation revenue was primarily due to circulation revenue from the Copley acquisition and the Gannett acquisition of $11.8 million and $4.7 million, respectively. The increase in circulation expense was also due to the circulation revenue from the 2007 and Q1 2008 acquisitions of $3.0 million as well as an increase in circulation same store revenues of $0.5 million. The increase in commercial printing and other revenue was primarily due to revenue from the Copley acquisition and the Gannett acquisition of $1.6 million and $0.8 million, respectively. The increase in commercial printing and other revenue was also due to commercial printing and other revenue from the 2007 and Q1 2008 acquisitions of $1.8 million. These amounts were partially offset by decreases in commercial printing and other same store revenues of $1.3 million.

Operating Costs. Operating costs for the three months ended March 31, 2008 increased by $45.2 million, or 86.3%, to $97.5 million from $52.4 million for the three months ended March 31, 2007. The increase in operating costs was primarily due to operating costs of the Copley acquisition and Gannett acquisition of $22.7 million and $11.4 million respectively. The increase in operating costs was also due to operating costs of the 2007 and Q1 2008 acquisitions of $11.4 million.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2008 increased by $18.3 million, or 60%, to $48.9 million from $30.6 million for the three months March 31, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of Copley acquisition and Gannett acquisition of $6.5 million and $4.6 million, respectively. The increase in selling general and administrative expenses was also due to selling general and administrative expenses of the 2007 and Q1 2008 acquisitions of $5.8 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2008, increased by $10.0 million to $18.8 million from $8.8 million for the three months ended March 31, 2007. Depreciation and amortization increased due to depreciation and amortization of the Copley acquisition and the Gannett acquisition of $3.7 million and $3.0 million, respectively. The increase in depreciation and amortization expense was also due to depreciation and amortization expense of the 2007 and Q1 2008 acquisitions of $3.1 million.

Impairment of Long-Lived Assets. During the three months ended March 31, 2007 we incurred a charge of $0.1 million related to the impairment of property, plant and equipment which was classified as held for sale at March 31, 2007.

Interest Expense. Total interest expense for the three months ended March 31, 2008 increased by $14.2 million or 139% to $24.4 million from $10.2 million for the three months ended March 31, 2007. The increase was primarily due to increases in our total outstanding debt balances.

Unrealized Loss on Derivative Instrument. During the three months ended March 31, 2008 we recorded a loss of $0.7 million due to ineffectiveness related to several of our interest rate swaps, which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2008 was $2.5 million compared to income tax benefit of $2.5 million for the three months ended March 31, 2007. The change of $5.0 million was primarily due to an increase in the valuation allowance recognized.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended March 31, 2008 was $27.0 million. Net loss from continuing operations for the three months ended March 31, 2007 was $6.1 million. Our net loss from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources
Our primary cash requirements are for working capital, borrowing obligations, capital expenditures and dividends. We have no material outstanding commitments for capital expenditures. We also intend to continue to pursue our strategy of opportunistically acquiring locally focused media businesses in contiguous and new markets. Our principal sources of funds have historically been, and will be, cash provided by operating activities and borrowings under our revolving credit facility.
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
On April 11, 2007, we entered into the 2007 Bridge Facility with a syndicate of financial institutions with Wachovia Investment Holdings LLC as administrative agent. The Bridge Agreement provided a $300.0 million term loan facility which matured on April 11, 2015, and was paid in full as described below.
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
On February 15, 2008, we entered into our 2008 Bridge Facility with Barclays Capital, as syndication agent, sole arranger and book runner. The 2008 Bridge Facility provides for a $20,600 term loan facility that matures on May 15, 2008, subject to extensions through August 15, 2009.
As of March 31, 2008, the available amount of debt under our current agreements was $14.2 million.
As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a total leverage ratio, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions including, among other things, acquisitions of assets and disposition of assets. We were in compliance with the total leverage ratio test and our other covenants for the measurement date of March 31, 2008 under the terms of the 2007 Credit Facility. Continued compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience in the prior periods as well as our ability to address other risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.
Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility. The level of our indebtedness and our on-going cash flow requirements may exposure us to a risk that a substantial decrease in operating cash flows due to economic developments or adverse developments in our business, including declines in advertising revenues, could make it difficult to meet the total leverage ratio test and other financial and operating covenants. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive technological and other changes in our industry and economic conditions generally.

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
On July 23, 2007, we completed our follow-on public offering of 18,700,000 shares of our common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, as allowed in the underwriting agreement at a public offering price of $18.45 per share. The total net proceeds from our follow-on public offering were approximately $331.6 million. We used a portion of the proceeds to repay in full and terminate our $300.0 million 2007 Bridge Facility.

Cash Flows

The following table summarizes our historical cash flows:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Cash provided by operating activities	$7,713	$5,089
Cash used in investing activities	(16,066)	(208,051)
Cash provided by financing activities	6,879	119,217

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 31, 2008 and March 31, 2007.

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2008 was $7.7 million, an increase of $2.6 million when compared to the $5.1 million of cash provided by operating activities for the three months ended March 31, 2007. This $2.6 million increase was the result of an increase in cash provided by working capital of $6.5 million and an increase in non-cash charges of $17.0 million, partially offset by an increase in net loss from continuing operations of $20.9 million.

The $6.6 million increase in cash provided by working capital for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007 is primarily attributable to decreases in accounts receivable and increases in deferred revenue.

The $17.0 million increase in non-cash charges primarily consisted of an increase in depreciation and amortization of $10.0 million, an increase in amortization of deferred financing costs of $0.4 million, an increase in unrealized net losses on derivative instruments of $0.3 million, an increase in deferred income taxes of $6.1 million, and an increase in pension and other post-retirement obligations of $0.4 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2008 was $16.1 million. During the three months ended March 31, 2008, we used $22.8 million, net of cash acquired, for acquisitions and $2.6 million for capital expenditures, which uses were partially offset by proceeds of $9.4 million from the sale of publications and other assets.

Net cash used in investing activities for the three months ended March 31, 2007 was $208.1 million. During the three months ended March 31, 2007, we used $206.0 million, net of cash acquired, for acquisitions and $2.2 million for capital expenditures, which uses were partially offset by proceeds of $0.2 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2008 was $6.9 million. The net cash provided by financing activities resulted from borrowings of $19.5 million under the Barclays Credit Agreement, which is net of certain financing charges and original issue discount, and $10.5 million from the Revolver, partially offset by the payment of dividends of $23.1 million.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2007 to March 31, 2008.

Accounts Receivable. Accounts receivable decreased $10.8 million from December 31, 2007 to March 31, 2008, of which $11.1 million primarily relates to lower revenue recognized in the first quarter of 2008 compared to the fourth quarter of 2007. Additionally, $1.2 million of the decrease resulted from the sale of assets, partially offset by $1.5 million acquired from acquisitions during the first three months of 2008.

Property, Plant, and Equipment.  Property, plant, and equipment increased $7.1 million during the period from December 31, 2007 to March 31, 2008, of which $5.7 million was acquired from acquisitions during the first three months of 2008, purchase accounting adjustments of $5.7 million from acquisitions consummated in 2007, and $2.6 million was used for capital expenditures. These increases in property, plant, and equipment were partially offset by depreciation of $6.8 million.

Goodwill. Goodwill decreased $3.0 million from December 31, 2007 to March 31, 2008, of which $1.1 million relates to an impairment loss related to discontinued operations, assets sold and held for sale of $0.7 million, and $4.5 related to purchase accounting adjustments from acquisitions in 2007. These decreases in goodwill were partially offset by $3.3 million acquired from acquisitions consummated during the first three months of 2008

Intangible Assets. Intangible assets increased $3.1 million from December 31, 2007 to March 31, 2008, of which $15.8 million was acquired from acquisitions consummated during the first three months of 2008, partially offset by assets sold and held for sale of $0.3 million, an impairment loss of $0.5 million and amortization of $11.9 million.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $7.3 million from December 31, 2007 to March 31, 2008 of which $8.4 million came from assets sold during the first three months of 2008, partially offset by $1.1 million from assets classified as held for sale during the first three months of 2008. Included in long-term assets held for sale as of March 31, 2008 are buildings and equipment at our Massachusetts and Arizona locations.

Short Term Debt. Short term debt increased $20.3 million from December 31, 2007 to March 31, 2008 due to borrowings under the Barclay's Credit Agreement in February 2008.

Accrued Expenses. Accrued expenses increased $1.2 million from December 31, 2007 to March 31, 2008, of which $0.7 million was acquired from acquisitions consummated during the first three months of 2008. In addition, accrued expenses increased $1.9 million due to the timing of payments primarily from an increase of accrued vacation, partially offset by a decrease in discontinued operations of $1.0 million and $0.4 million related to purchase accounting adjustments from acquisitions in 2007.

Deferred Revenue. Deferred revenue increased $2.9 million from December 31, 2007 to March 31, 2008, of which $3.0 million primarily relates to the timing of directory mailings and $0.3 million was acquired from acquisitions consummated during the first three months of 2008 partially offset by $0.3 million for operations classified as held for sale.

Dividend Payable. Dividend payable decreased $11.5 million from December 31, 2007 to March 31, 2008 from the payment of dividends of $23.1 million, offset by dividends declared of $11.6 million, as the cash dividend declared in March 2008 was reduced to 0.20 per share.

Long-Term Debt. Long-term debt increased $10.5 million from December 31, 2007 to March 31, 2008 from borrowings of $31.5 million under the Revolver, partially offset by repayments of $21.0 million under the Revolver.

Derivative Instruments. Derivative instruments, which consist of interest rate swaps, increased $45.0 million from December 31, 2007 to March 31, 2008 due to continued declines in interest rates.

Deferred Income Taxes. Deferred income taxes increased $2.5 million from December 31, 2007 to March 31, 2008, primarily attributable to the quarterly tax provision which is a result of changes in the valuation allowance.

Additional Paid-in Capital. Additional paid-in capital increased $1.1 million from December 31, 2007 to March 31, 2008, which resulted from non-cash compensation expense of $1.1 million.

Accumulated Deficit. Accumulated deficit increased $40.4 million from December 31, 2007 to March 31, 2008 from declaration of dividends of $11.6 million and a net loss of $28.8 million.

Contractual Commitments
The changes to our contractual commitments as of March 31, 2008 compared to December 31, 2007 relate to the consummation of our 2008 Bridge Facility.
Non-GAAP Financial Measures
A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.
Adjusted EBITDA
We define Adjusted EBITDA as follows:
Income (loss) from continuing operations before:

•	Net income tax expense (benefit);

•	interest/financing expense; and

•	depreciation and amortization

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

Limitations of Adjusted EBITDA.
Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss), include: the cash portion of interest/financing expense, income tax (benefit) provision and charges related to gain (loss) on sale of facilities represent charges (gains) which may significantly affect our financial results.
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
The Company uses Adjusted EBITDA as a measure of its core operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of the Company’s core business operating results. We consider the unrealized (gain) loss on derivative instruments and the loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, the Company excludes financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs and the Company believes these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Additionally, the non-cash gains (losses) on derivative contracts, which are related to interest rate swap agreements to manage interest rate risk, are financing costs associated with interest expense. Such charges are incidental to, but not reflective of, the Company’s core operating performance and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt and the unrealized (gain) loss on derivative instruments which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement.
The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
q	(in thousands)
Loss from continuing operations	$(27,008)		$(6,130)
Income tax expense (benefit)	2,471		(2,486)
Unrealized loss on derivative instrument	719		383
Amortization of deferred financing costs	583		223
Interest expense	24,416		10,217
Impairment of long-lived assets	-		119
Depreciation and amortization	18,763		8,802
Adjusted EBITDA from continuing operations	$19,944	(a)	$11,128 (b)

(a)
Adjusted EBITDA for the three months ended March 31, 2008 included net expenses of $10,129 which are one-time in nature or non-cash compensation. Included in these net expenses of $10,129 is non-cash compensation and other expense of $6,965, non-cash portion of postretirement benefits expense of $558 and integration and reorganization costs of $2,612, which are partially offset by a $6 gain on the sale of assets.

Adjusted EBITDA also does not include $10 from our discontinued operations.

(b)
Adjusted EBITDA for the three months ended  March 31, 2007 included net expenses of $3,318, which are one-time in nature or non-cash compensation. Included in these net expenses of $3,318 is non-cash compensation and other expense of $2,153, non-cash portion of postretirement benefits expense of $314, integration and reorganization costs of $838 and a $13 loss on the sale of assets.

Adjusted EBITDA also does not include $1,015 from SureWest Directories due to the impact of purchase accounting and $51 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates
At March 31, 2008, after consideration of the interest rate swaps described below, none of the remaining principal amount of our term loans are subject to floating interest rates.
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
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control
There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings
Not applicable

Item 1A.	Risk Factors
Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to Vote of Security Holders
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
The exhibits to this report are listed in the Exhibit Index below.

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date
*10.1	Certain executive compensation information		8-K	-	January 3, 2008

*10.2	Form of Restricted Stock Award Agreement for awarded RSGs		8-K	99.1	January 3, 2008

*10.3	Form of Restricted Stock Award Agreement for chosen RSGs		8-K	99.2	January 3, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications.	x

*	Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: May 12, 2008	/s/ Mark R. Thompson
Mark R. Thompson
Chief Financial Officer