Form 10-Q
period 2008-06-30
GateHouse Media, Inc.
filed 2008-08-11
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2008, 58,128,357 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,793	$12,096
Accounts receivable, net of allowance for doubtful accounts of $4,295 and $3,874 at June 30, 2008 and December 31, 2007, respectively	77,621	85,474
Inventory	11,613	9,046
Prepaid expenses	5,123	4,514
Deferred income taxes	3,890	3,890
Other current assets	5,431	4,208
Assets held for sale	207	1,540

Total current assets	116,678	120,768
Property, plant, and equipment, net of accumulated depreciation of $44,053 and $30,597 at June 30, 2008 and December 31, 2007, respectively	212,943	210,209
Goodwill	399,581	701,852
Intangible assets, net of accumulated amortization of $81,488 and $58,111 at June 30, 2008 and December 31, 2007, respectively	654,744	808,794
Deferred financing costs, net	7,735	8,416
Other assets	1,482	1,692
Long-term assets held for sale	14,889	23,264

Total assets	$1,408,052	$1,874,995

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term liabilities	$1,359	$1,047
Short-term notes payable	10,423	10,000
Short-term debt	17,000	—
Accounts payable	21,175	13,190
Accrued expenses	42,639	40,672
Accrued interest	8,814	9,947
Deferred revenue	31,837	29,840
Dividend payable	—	23,126
Liabilities held for sale	67	623

Total current liabilities	133,314	128,445
Long-term liabilities:
Long-term debt	1,223,700	1,206,000
Long-term liabilities, less current portion	5,424	3,809
Deferred income taxes	11,932	25,327
Derivative instruments	36,891	44,101
Pension and other postretirement benefit obligations	15,481	13,325

Total liabilities	1,426,742	1,421,007

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2008; none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2008; 58,213,868 and 57,947,073 shares issued, and 58,129,440 and 57,891,295 outstanding at June 30, 2008 and December 31, 2007, respectively	568	568
Additional paid-in capital	824,148	822,025
Accumulated other comprehensive loss	(41,053)	(49,962)
Accumulated deficit	(802,052)	(318,407)
Treasury stock, at cost, 84,428 and 55,778 shares at June 30, 2008 and December 31, 2007, respectively	(301)	(236)

Total stockholders’ equity (deficit)	(18,690)	453,988

Total liabilities and stockholders’ equity (deficit)	$1,408,052	$1,874,995

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Revenues:
Advertising	$135,816	$117,577	$257,772	$188,241
Circulation	37,525	31,967	73,766	49,140
Commercial printing and other	10,731	8,420	21,060	14,866

Total revenues	184,072	157,964	352,598	252,247
Operating costs and expenses:
Operating costs	98,406	81,792	195,726	133,948
Selling, general and administrative	51,558	40,580	100,109	70,912
Depreciation and amortization	18,857	15,427	37,607	24,229
Integration and reorganization costs	1,603	1,615	4,210	2,453
Impairment of long-lived assets	102,517	82	102,517	201
Loss on sale of assets	212	9	206	22
Goodwill and mastheads impairment	340,575	—	340,575	—

Operating income (loss)	(429,656)	18,459	(428,352)	20,482
Interest expense	23,217	22,379	47,633	32,596
Amortization of deferred financing costs	581	980	1,164	1,203
Unrealized (gain) loss on derivative instrument	1,037	(758)	1,756	(375)
Other (income) expense	23	(3)	36	(208)

Loss from continuing operations before income taxes	(454,514)	(4,139)	(478,941)	(12,734)
Income tax benefit	(15,787)	(1,535)	(13,316)	(4,021)

Loss from continuing operations	(438,727)	(2,604)	(465,625)	(8,713)
Income (loss) from discontinued operations, net of income taxes	(4,524)	640	(6,415)	670

Net loss	$(443,251)	$(1,964)	$(472,040)	$(8,043)

Loss per share:
Basic and diluted:
Loss from continuing operations	$(7.69)	$(0.07)	$(8.17)	$(0.23)
Income (loss) from discontinued operations, net of income taxes	(0.08)	0.02	(0.11)	0.02

Net loss	$(7.77)	$(0.05)	$(8.28)	$(0.21)
Dividends declared per share	$—	$0.40	$0.20	$0.77
Basic weighted average shares outstanding	57,024,747	38,099,500	56,996,635	38,098,340

Diluted weighted average shares outstanding	57,024,747	38,099,500	56,996,635	38,098,340

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2008	57,947,073	$568	$822,025	$(49,962)	$(318,407)	55,778	$(236)	$453,988
Comprehensive loss:
Net loss	—	—	—	—	(472,040)	—	—	(472,040)
Unrealized loss on derivative instruments, net of income taxes of $0	—	—	—	8,984	—	—	—	8,984
Minimum pension liability adjustment, net of income taxes of $0	—	—	—	(75)	—	—	—	(75)

Comprehensive loss	—							(463,131)
Restricted share grants	266,795	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	2,123	—	—	—	—	2,123
Restricted share forfeitures	—	—	—	—	—	17,794	—	—
Restricted stock cancelled for withholding tax	—	—	—	—	—	10,856	(65)	(65)
Common stock cash dividends	—	—	—	—	(11,605)	—	—	(11,605)

Balance at June 30, 2008	58,213,868	$568	$824,148	$(41,053)	$(802,052)	84,428	$(301)	$(18,690)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash flows from operating activities:
Net loss	$(472,040)	$(8,043)
Income (loss) from discontinued operations, net of income taxes	(6,415)	670

Net loss from continuing operations	(465,625)	(8,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,607	24,229
Amortization of deferred financing costs	1,164	1,203
Unrealized loss (gain) on derivative instrument	1,756	(375)
Non-cash compensation expense	2,123	2,017
Deferred income taxes	(13,406)	(5,373)
Loss on sale of assets	206	22
Pension and other postretirement benefit obligations	300	668
Non-cash interest expense	618	—
Impairment of long-lived assets	102,517	201
Goodwill and mastheads impairment	340,575	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	7,475	(1,555)
Inventory	(2,606)	1,019
Prepaid expenses	(234)	797
Other assets	(1,102)	(2,270)
Accounts payable	7,254	1,543
Accrued expenses	1,257	6,795
Accrued interest	(1,133)	11,180
Deferred revenue	1,387	(537)
Other long-term liabilities	(686)	(32)

Net cash provided by operating activities	19,447	30,819

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,882)	(3,663)
Proceeds from sale of publications and other assets	12,501	261
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	—	(154)
Acquisition of Copley Press, Inc. Newspapers, net of cash acquired	(11)	(380,829)
Acquisition of Gannett Co., Inc. Newspapers, net of cash acquired	379	(419,932)
Other acquisitions, net of cash acquired	(24,540)	(206,803)

Net cash used in investing activities	(17,553)	(1,011,120)

Cash flows from financing activities:
Payment of debt issuance costs	(6)	(7,433)
Borrowings under term loans	19,505	1,495,000
Repayments of term loans	(3,600)	(558,000)
Net borrowings under revolving credit facility	17,700	3,000
Payment of offering costs	—	(647)
Purchase of treasury stock	(65)	—
Payment of dividends	(34,731)	(23,883)

Net cash provided by (used in) financing activities	(1,197)	908,037

Net increase (decrease) in cash and cash equivalents	697	(72,264)
Cash and cash equivalents at beginning of period	12,096	90,302

Cash and cash equivalents at end of period	$12,793	$18,038

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

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the last two quarters. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult to meet debt covenants and has eliminated the availability of additional borrowings under the Company’s revolving debt agreement. As a result of these trends in the industry and the company, management is implementing plans to reduce costs and preserve cash flow. This includes plans to suspend the payment of the Company’s cash dividend, issue preferred stock, repay borrowings under the revolving debt agreement, continued implementation of cost reduction programs, and the potential sale of non-core assets. Management believes these initiatives will provide the financial resources necessary to invest in the business and ensure the Company’s future success.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Accordingly, the Company’s adoption of SFAS No. 157 in 2008 was primarily related to the valuation of its derivative instruments. The adoption of SFAS No. 157 decreased the value of the derivative instruments by $4,794 as of June 30, 2008. The Company is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “ Business Combinations “ (“SFAS No. 141(R)”), and SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 “ (“SFAS 160”).

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

In March 2008, the FASB issued SFAS No. 161 “ Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No, 133 “ (“SFAS No. 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2008, with early application encouraged. The principal impact from this standard will be to require the Company to expand its disclosures regarding derivative instruments.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $1,044, $910, $2,133 and $2,017 during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 was $409, $356, $835 and $789, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 30, 2008 was $7,909, which is expected to be recognized over a weighted average period of 2.3 years through April 2013.

(a) Restricted Share Grants

        Prior to the IPO, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the six months ended June 30, 2008, an additional 266,795 RSGs were granted to Company management and employees. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of June 30, 2008 and 2007, there were 1,021,199 and 1,070,340 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $13.23 and $14.63, respectively. As of June 30, 2008, the aggregate intrinsic value of unvested RSGs was $2,482. During the six months ended June 30, 2008, the aggregate fair value of vested RSGs was $1,663.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2007	1,035,480	$13.87
Granted	266,795	7.45
Vested	(263,282)	9.92
Forfeited	(17,794)	12.53

Unvested at June 30, 2008	1,021,199	13.23

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

(4) Acquisitions

(a) Acquisitions—2008

During the six months ended June 30, 2008, the Company acquired 25 publications for an aggregate purchase price of approximately $25,153. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with existing GateHouse clusters. The results of operations for the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions. The purchase price allocations for these acquisitions are as follows:

Current assets	$3,288
Property, plant and equipment	5,697
Noncompete agreements	1,809
Advertising relationships	7,809
Subscriber relationships	781
Mastheads	3,435
Customer relationships	3,217
Goodwill	4,853

Total assets	30,889

Current liabilities	3,435
Long-term liabilities	2,301

Total liabilities	5,736

Net assets acquired	$25,153

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill.

For tax purposes, the amount of goodwill that is expected to be deductible is $4,841 for the newspapers acquired during the six months ended June 30, 2008.

(b) Morris Publishing Group Newspaper Acquisitions—2007

On November 30, 2007, the Company completed its acquisition of thirty seven publications from the Morris Publishing Group for an aggregate purchase price, including working capital of approximately $122,236. The acquisition included fifteen daily and seven weekly newspapers, as well as fifteen shopper publications serving South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The results of operations for the Morris Publishing Group newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through June 30, 2008:

Current assets	$9,439
Other assets	10,685
Property, plant and equipment	21,923
Advertising relationships	38,011
Subscriber relationships	8,341
Mastheads	12,244
Customer relationships	3,659
Goodwill	22,362

Total assets	126,664
Current liabilities	4,369
Long-term liabilities	59

Total liabilities	4,428

Net assets acquired	$122,236

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

Estimated cash flows extend up to periods of approximately 30 years, which considers that a majority of the acquired newspapers have been in existence over 50 years, with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber relationships, advertiser relationships and customer relationships are being amortized over 14, 15 and 15 years, respectively, on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, goodwill is deductible for the newspapers acquired from Morris Publishing Group as of June 30, 2008.

(c) Gannett Co., Inc. Newspaper Acquisitions—2007

On May 7, 2007, the Company completed its acquisition of thirteen publications from Gannett Co., Inc. for an aggregate purchase price, including working capital, of approximately $418,961. The acquisition included four daily and three weekly newspapers, as well as six shopper publications serving Rockford, Illinois, Utica, New York, Norwich, Connecticut and Huntington, West Virginia. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The results of operations for the Gannett Co., Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed:

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

Estimated cash flows extend up to periods of approximately 30 years, which considers that a majority of the acquired newspapers have been in existence over 50 years, with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 16 years, on a straight-line basis, as no other discernable pattern of usage was more readily determinable.

For tax purposes, goodwill is deductible for the newspapers acquired from Gannett Co., Inc. as of June 30, 2008.

(d) The Copley Press, Inc. Newspaper Acquisitions—2007

On April 11, 2007, the Company completed its acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price, including working capital, of approximately $388,245. The acquisition included seven daily and two weekly newspapers as well as six shopper publications, serving areas of Ohio and Illinois. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows. In addition there were cost saving opportunities from margin improvement as well as clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets acquired and liabilities based upon their respective fair values. The results of operations for The Copley Press, Inc. newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed:

Current assets	$21,204
Other assets	18
Property, plant and equipment	71,076
Advertising relationships	95,466
Subscriber relationships	40,083
Mastheads	34,719
Goodwill	164,648

Total assets	427,214
Current liabilities	15,451
Long-term liabilities	23,518

Total liabilities	38,969

Net assets acquired	$388,245

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

Estimated cash flows extend up to periods of approximately 30 years, which considers that a majority of the acquired newspapers have been in existence over 50 years, with many having histories over 100 years. The Company is amortizing the fair values of the subscriber and advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the subscriber and advertiser relationships are being amortized over 15 years on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, the amount of goodwill that is expected to be deductible is $106,914 for the newspapers acquired from the Copley Press, Inc. as of June 30, 2008.

(e) SureWest Directories Acquisition—2007

On February 28, 2007, the Company completed its acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price, including working capital, of approximately $110,156. SureWest Directories is engaged in the business of publishing yellow page and white page directories, as well as internet yellow pages through the www.sacramento.com website. The Company has become the publisher of the official directory of SureWest Telephone. The acquisition of SureWest Directories is the Company’s platform acquisition into the local directories business. This was an attractive acquisition due to the stability and visibility of the businesses revenues and cash flows, minimal capital expenditure requirements and growth prospects for the Sacramento, California marketplace. The Company has accounted for this acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The results of operations for SureWest Directories have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed:

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

Estimated cash flows extend up to periods of approximately 18 years, which considers an attrition study which concluded that half of the existing advertiser base would be advertising in the Company’s directories after six years. Survival curves were calculated based on this and other relevant information which resulted in the 12% attrition rate. The Company is amortizing the fair values of the advertiser relationships over the periods at which 90% of the cumulative net cash flows are estimated to be realized. Therefore, the advertiser relationships are being amortized over 12 years, on a straight-line basis as no other discernable pattern of usage was more readily determinable.

For tax purposes, the amount of goodwill that is expected to be deductible is $48,454 for SureWest Directories as of June 30, 2008.

(f) Journal Register Company Newspaper Acquisitions—2007

On February 9, 2007, the Company completed its acquisition of eight publications from the Journal Register Company for an aggregate purchase price, including working capital, of approximately $72,371. The acquisition included two daily and four weekly newspapers as well as two shopper publications serving southeastern Massachusetts. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with the cost savings opportunities form clustering with the Company’s other newspapers serving Massachusetts. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The results of operations for the Journal Register Company newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $25,357 for the newspapers acquired from the Journal Register Company as of June 30, 2008.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(h) Restructuring

As of June 30, 2008, the accrued restructuring balance was $576, which relates to on-going obligations for employee termination agreements in connection with the acquisition of the Morris Publishing Group newspapers, The Copley Press, Inc. newspapers, as well as the acquisitions of Messenger Post. During the six months ended June 30, 2008, the Company made payments of $486 in connection with these obligations.

During the six months ended June 30, 2008, restructuring related expense, which is included in integration and reorganization costs on the accompanying statement of operations was $1,528. This amount relates primarily to severance expense incurred in connection with the closing of two of the Company’s printing facilities. During the six months ended June 30, 2008, the Company made payments of $1,097 in connection with these obligations.

(i) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc. and the newspapers from Gannett Co., Inc. had occurred on January 1, 2007. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to the following acquisitions which are not considered significant:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,156 in February of 2007;

•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,371 in February of 2007;

•	the acquisition of 37 publications from Morris Publishing Group for an aggregate purchase price of $122,236 in November of 2007; and

•	the acquisition of 25 publications for an aggregate purchase price of $25,153 during the six months ended June 30, 2008.

	Three months ended June 30, 2007	Six months ended June 30, 2007

Revenues	$171,798	$325,185
Net loss from continuing operations	$(2,225)	$(15,771)
Net loss per common share:
Basic	$(0.06)	$(0.41)
Diluted	$(0.06)	$(0.41)

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 30, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,971	$1,848	$3,123
Advertiser relationships	489,353	62,860	426,493
Customer relationships	9,906	708	9,198
Subscriber relationships	126,268	15,308	110,960
Trade name	5,493	732	4,761
Publication rights	345	32	313

Total	$636,336	$81,488	$554,848

Nonamortized intangible assets:
Goodwill	$399,581
Mastheads	99,896

Total	$499,477

	December 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$3,172	$1,295	$1,877
Advertiser relationships	565,663	45,097	520,566
Customer relationships	6,689	383	6,306
Subscriber relationships	146,751	10,859	135,892
Trade name	5,493	458	5,035
Publication rights	345	19	326

Total	$728,113	$58,111	$670,002

Nonamortized intangible assets:
Goodwill	$701,852
Mastheads	138,792

Total	$840,644

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.0 years for advertiser relationships, 14.0 years for customer relationships, 16.3 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 was $11,901, $10,212, $23,813 and $15,864, respectively. Estimated future amortization expense as of June 30, 2008 is as follows:

For the year ending December 31:
2008	$23,697
2009	47,386
2010	47,350
2011	47,229
2012	46,943
Thereafter	444,761

Total	$657,366

The changes in the carrying amount of goodwill for the period from January 1, 2008 to June 30, 2008 are as follows:

Balance at January 1, 2008	$701,852
Additions	4,853
Goodwill impairment on discontinued operations	(3,070)
Purchase accounting adjustments	(4,901)
Goodwill impairment	(299,153)

Balance at June 30, 2008	$399,581

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

The Company determined that it should perform impairment testing of goodwill and indefinite lived intangible assets as of December 31, 2007, due to the declines in its stock price, market capitalization, revenue trends and other economic factors, which were most significant in the fourth quarter of 2007. During the second half of 2007, the Company and the newspaper industry experienced declines in classified advertising, primarily caused by economic trends. Also during this period, the Company’s stock price declined, with its consolidated carrying value exceeding its market capitalization in the fourth quarter of 2007.

As of December 31, 2007, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. While this method was consistent with the June 30, 2007, impairment analysis, revenue declines, increased volatility of operating performance and decreased market capitalization, primarily occurring during the fourth quarter, resulted in a reduction of the Company’s estimated fair value between the June 30, 2007, and December 31, 2007, impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $201,479 and a newspaper masthead impairment charge of $24,514 in the fourth quarter of 2007 based on this comparison of reporting unit carrying value to fair value.

The 2007 impairment charge included amounts related to the Copley and Gannett operations which were purchased during 2007. While these operations were purchased during the year, the industry downturn, as well as the Company’s revenue, stock price and enterprise value declines, predominately occurred in the second half of 2007 and the impact was considered for these reporting units.

As of March 31, 2008, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 30, 2008, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. While this method was consistent with the June 30, 2007 and December 31, 2007, impairment analysis, revenue declines, increased volatility of operating performance and decreased market capitalization, resulted in a reduction of the Company’s estimated fair value between the June 30, 2007, December 31, 2007 and June 30, 2008, impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $299,153 and a newspaper masthead impairment charge of $41,422 in the second quarter of 2008 based on this comparison of reporting unit carrying value to fair value.

The Company considered the goodwill and masthead impairment to be an impairment indicator under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and performed an analysis of its undiscounted cash flows for amortizable intangibles. Due to reductions in operating projections within the Company’s Northeast reporting unit, an impairment charge of $102,517 was recorded related to the Company’s advertiser and subscriber relationships.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(6) Long-Term Debt and Short-Term Notes Payable

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

        The 2007 Credit Facility contains a financial covenant which requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit portion of the facility. The 2007 Credit Facility also contains covenants customarily found in loan agreements for similar transactions, including restrictions on the Borrower’s ability to incur indebtedness (which is generally permitted so long as Holdco maintains a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco’s Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) is equal to or greater than 1.0 to 1.0 and it would be permitted under the 2007 Credit Facility to incur an additional $1.00 of debt) and (ii) make restricted payments of proceeds of asset dispositions to the Company to the extent such proceeds are not required to prepay borrowings under the 2007 Credit Facility and/or cash collateralize letter of credit obligations, provided that such proceeds are used to prepay borrowings under the Company’s credit facilities used to finance acquisitions). The Borrower, in certain limited circumstances, may also designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default. The Company was in compliance with these covenants as of June 30, 2008.

        On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, will use the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. Upon closing of this transaction, Holdco will have remained in compliance as of June 30, 2008 with the Total Leverage Ratio financial covenant under the 2007 Credit Facility, as amended. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.8% of the Company’s outstanding Common Stock.

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

As of June 30, 2008, a total of $670,000, $250,000, $275,000 and $28,700 was outstanding under the term loan facility, the delayed draw term loan, the incremental term loan facility and the revolving credit facility portions of the 2007 Credit Facility, respectively. As of August 4, 2008, a total of $27,700 was outstanding under the revolving credit facility portion of the 2007 Credit Facility.

In connection with the acquisition of Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. The note is due on November 30, 2008 and bears interest at the rate of 8% per annum, payable on February 28, 2008, May 30, 2008, August 30, 2008, and November 30, 2008.

On February 15, 2008, GateHouse Media Intermediate Holdco, Inc., a subsidiary of GateHouse Media Holdco II, Inc. (“Holdco II”) and GateHouse Media (collectively, the “Bridge Borrower”) entered into a Bridge Credit Agreement (the “2008 Bridge Facility”) with Barclays Capital, as syndication agent, sole arranger and book runner (“Barclays”).

The 2008 Bridge Facility provides for a $20,600 term loan facility is subject to extensions through August 15, 2009. The 2008 Bridge Facility is secured by a first priority security interest in all present and future capital stock of Holdco owned by Holdco II and all proceeds thereof.

Borrowings under the 2008 Bridge Facility bear interest at a floating rate equal to the LIBOR Rate (as defined in the 2008 Bridge Facility), plus an applicable margin. During the first three months of the facility, until May 15, 2008 (the “First Pricing Step-Up Date”), the applicable margin is 8.00%. After the First Pricing Step-Up Date and until the nine month anniversary of the First Pricing Step-Up Date (February 15, 2009, the “Second Pricing Step-Up Date”), the applicable margin is 10.00%. After the Second Pricing Step-Up Date and until the maturity date, the applicable margin is 12.00%.

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

As of June 30, 2008, a total of $17,000 was outstanding under the 2008 Bridge Facility.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. During the three months ended June 30, 2008, the fair value of the swap increased by $11,708, net, of which $883 was recognized through earnings and a $7,661 increase in fair value, net of income taxes of $4,930 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008, the fair value of the swap increased by $630, net, of which $1,429 was recognized through earnings and a $1,252 increase in fair value, net of income taxes of $807 was recognized through accumulated other comprehensive income. During the three and six months ended June 30, 2008, $10 and $19, net of taxes of $8 and $14 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $68.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On December 31, 2006, the swap was dedesignated and was redesignated on January 1, 2007. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. During the three months ended June 30, 2008, the effective portion of the increase in fair value of the swap of $6,305, net of income taxes of $4,057, was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008, the effective portion of the increase in fair value of the swap of $1,254, net of income taxes of $807 was recognized through accumulated other comprehensive income. During the three and six months ended June 30, 2008, $190 and $362 net of taxes of $127 and $241 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006. The estimated net amount to be reclassified into earnings during the next twelve months is $1,324.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended June 30, 2008, the fair value of the swap increased by $4,877, net, of which $(23) was recognized through earnings and a $2,954 increase in fair value net of income taxes of $1,900, was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008, the fair value of the swap increased by $837, net, of which $(32) was recognized through earnings and a $490 increase in fair value, net of income taxes of $315 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended June 30, 2008, the fair value of the swap increased by $11,935, net, of which $(69) was recognized through earnings and a $7,220 increase in fair value, net of income taxes of $4,646, was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008, the fair value of the swap increased by $1,662, net, of which $(74) was recognized through earnings and a $966 increase in fair value, net of income taxes of $622 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended June 30, 2008, the fair value of the swap increased by $9,688, net, of which $(49) was recognized through earnings and a $5,865 increase in fair value, net of income taxes of $3,774 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008, the fair value of the swap increased by $1,546, net, of which $(98) was recognized through earnings and a $881 increase in fair value, net of income taxes of $567 was recognized through accumulated other comprehensive income.

        During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended June 30, 2008, the fair value of the swap increased by $3,683, net, of which $(3) was recognized through earnings and a $2,239 increase in fair value, net of income taxes of $1,441 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008, the fair value of the swap increased by $474, net, of which $(38) was recognized through earnings and a $265 increase in fair value, net of income taxes of $171 was recognized through accumulated other comprehensive income.

A valuation allowance was reversed during the six months ended June 30, 2008 related to the decrease in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $3,503 for a net tax effect of $0.

(8) Related Party Transactions

As of June 30, 2008, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 41.8% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,223,700 2007 Credit Facility as of June 30, 2008. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $10,300 of the $17,000 2008 Bridge Facility as of June 30, 2008. These amounts were purchased directly from Barclays.

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, will use the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. Upon closing of this transaction, Holdco will have remained in compliance as of June 30, 2008 with the Total Leverage Ratio financial covenant under the 2007 Credit Facility, as amended. FIF III is an affiliate of Parent.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2007 and the six months ended June 30, 2008. The Company concluded during the fourth quarter of 2006 and 2007 that it was more likely than not that the Company would not fully realize the benefits of its existing deductible differences. The Company concluded that during the first and second quarters of 2008 an increase to the valuation allowance of $118,170 would be necessary to offset additional deferred tax assets. Of this amount, $122,213 increase was recognized through the income statement and $3,503 reduction was recognized through accumulated other comprehensive income.

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

For the six months ended June 30, 2008, the expected Federal tax benefit at 34% is $165,021. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $106,148 and the tax effect related to the impairment of non-deductible goodwill of $47,274.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2004 tax year and beyond.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , an interpretation of SFAS No. 109 (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2007 and June 30, 2008, the Company had unrecognized tax benefits of approximately $4,518 and $4,533, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.

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

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007.

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$128	$103	$160	$108	$256	$229	$320	$216
Interest cost	322	144	313	143	645	391	621	286
Expected return on plan assets	(364)	—	(353)	—	(722)	—	(698)	—
Special termination benefits	—	—	43	—	69	—	43	—

Total	$86	$247	$163	$251	$248	$620	$286	$502

During the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company recognized a total of $333, $414, $868, and $788 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans during the six months ended June 30, 2008:

	Pension	Postretirement
Weighted average discount rate	6.4%	6.5%
Rate of increase in future compensation levels	3.5%	—%
Expected return on assets	8.5%	—%
Current year trend	—	8.5% - 9.5%
Ultimate year trend	—	5.0% - 5.5%
Year of ultimate trend	—	2012

(11) Assets Held for Sale

As of June 30, 2008 and December 31, 2007, the Company intended to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144.

The following table summarizes the major classes of assets and liabilities held for sale at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Assets held for sale:
Accounts receivable, net	$199	$1,314
Inventory	—	152
Prepaid expenses and other current assets	8	74

Total assets held for sale	$207	$1,540

Long-term assets held for sale:
Property, plant and equipment, net	$13,772	$15,842
Intangible assets	1,117	7,422

Total long-term assets held for sale	$14,889	$23,264

Liabilities held for sale	$67	$623

During the three and six months ended June 30, 2007, the Company recorded a charge to operations of $82 and $201, related to the impairment of property, plant and equipment which was classified as held for sale as of June 30, 2007.

(12) Fair Value Measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2008
Liabilities
Derivatives (1)		$36,891		$36,891

(1)	Derivative assets and liabilities include interest rate swaps which are measured using observable quoted prices for similar assets and liabilities. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an interim basis. The FASB deferred implementation of SFAS No. 157 for certain non-financial assets and liabilities until 2009.

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

(14) Discontinued Operations

During the six months ended June 30, 2008, the Company completed its sale of seven publications (initially acquired in the Morris Publishing Group newspaper acquisition) for an aggregate purchase price of approximately $9,500. Additionally, during the six months ended June 30, 2008, the Company completed its sale of three publications in Globe, Arizona and two publications in Eldora, Iowa for an aggregate purchase price of approximately $1,411. Additionally, during the six months ended June 30, 2008 the Company entered into an agreement to sell three publications in Telluride, Colorado for an aggregate purchase price of approximately $1,000.

On September 14, 2007, the Company completed its sale of The Herald Dispatch and related publications (initially acquired in the Gannett Co., Inc. acquisition) which are located in Huntington, West Virginia for a purchase price of approximately $77,000.

The net revenue during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 for the aforementioned discontinued operations was $353, $3,968, $2,684 and $4,669, respectively. Income (loss) before income taxes during the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007 for the aforementioned discontinued operations was $(4,524), $1,044, $(6,415) and $1,074, respectively. There was no depreciation and amortization expense recorded during the six months ended June 30, 2008 for the aforementioned discontinued operations in accordance with GAAP. During the six months ended June 30, 2008, the Company recorded a charge to operations of $5,912 related to the impairment of property, plant and equipment and certain intangibles related to the Globe, Arizona publications which were classified as held for sale as of March 31, 2008 and the Telluride, Colorado publications which were classified as held for sale as of June 30, 2008.

(15) Subsequent Events

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, will use the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. Upon closing of this transaction, Holdco will have remained in compliance as of June 30, 2008 with the Total Leverage Ratio financial covenant under the 2007 Credit Facility, as amended. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.8% of the Company’s outstanding Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of Gatehouse Media, Inc.’s and its subsidiaries (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, including but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Such risks, uncertainties and other factors could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which as of June 30, 2008, includes 523 community publications and more than 260 related websites and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10.0 million people on a weekly basis.

Our core products include:

•	98 daily newspapers with total paid circulation of approximately 838,000;

•	295 weekly newspapers (published up to three times per week) with total paid circulation of approximately 675,000 and total free circulation of approximately 949,000;

•	130 shoppers (generally advertising-only publications) with total circulation of approximately 2.1 million;

•	over 260 locally focused websites, which extend our franchises onto the internet; and

•	7 yellow page directories, with a distribution of approximately 810,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 125 niche publications.

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

As of June 30, 2008, Fortress beneficially owned approximately 41.8% of our outstanding common stock.

Since 1998, we have acquired 416 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 22 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC (the “Massachusetts Acquisitions”), The Copley Press, Inc. newspapers and the Gannett Co., Inc. newspapers and launched numerous new products.

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

According to the Newspaper Association of America, overall annual volume for the industry, including national and urban newspapers, decreased 6.7% during 2007. We have experienced recent declines in certain advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These levels of recent declines in advertising revenue we have experienced are typical in the current slow economy. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

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

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the last two quarters. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult to meet debt covenants and has eliminated the availability of additional borrowings under our revolving debt agreement. As a result of these trends in the industry and the company, management is implementing plans to reduce costs and preserve cash flow. This includes plans to suspend the payment of our cash dividend, issue preferred stock, repay borrowings under the revolving debt agreement, continued implementation of cost reduction programs, and the potential sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success.

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, will use the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. Upon closing of this transaction, we will have remained in compliance as of June 30, 2008 with the Total Leverage Ratio financial covenant under our 2007 Credit Facility. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.8% of our outstanding Common Stock.

Pro Forma

We have presented our operating results on a pro forma basis for the three and six months ended June 30, 2007. This pro forma presentation for the three and six months ended June 30, 2007 assumes that the acquisitions of the newspapers from The Copley Press Inc. and Gannett Co, Inc. and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the acquisitions of the newspapers from The Copley Press, Inc. and Gannett Co., Inc., and the 2007 Financings occurred at the beginning of the pro forma period.

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

Results of Operations

The following table summarizes our historical results of operations for the three and six months ended June 30, 2008 and 2007 and our pro forma results of operations for the three and six months ended June 30, 2007.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2007
	(Actual)	(Pro forma)	(Actual)	(Actual)	(Pro forma)	(Actual)
	(in thousands)
Revenues:
Advertising	$135,816	$127,689	$117,577	$257,772	$238,459	$188,241
Circulation	37,525	35,165	31,967	73,766	67,941	49,140
Commercial printing and other	10,731	8,944	8,420	21,060	18,785	14,866

Total revenues	184,072	171,798	157,964	352,598	325,185	252,247
Operating costs and expenses:
Operating costs	98,406	89,212	81,792	195,726	176,358	133,948
Selling, general and administrative	51,558	42,965	40,580	100,109	87,162	70,912
Depreciation and amortization	18,857	16,307	15,427	37,607	31,720	24,229
Integration and reorganization costs	1,603	1,615	1,615	4,210	2,453	2,453
Impairment of long-lived assets	102,517	82	82	102,517	201	201
Loss on sale of assets	212	9	9	206	22	22
Goodwill and mastheads impairment	340,575	—	—	340,575	—	—

Operating income (loss)	(429,656)	21,608	18,459	(428,352)	27,269	20,482
Interest expense	23,217	25,983	22,379	47,633	51,966	32,596
Amortization of deferred financing costs	581	317	980	1,164	634	1,203
Unrealized (gain) loss on derivative instrument	1,037	(758)	(758)	1,756	(375)	(375)
Other (income) expense	23	(3)	(3)	36	(228)	(208)

Loss from continuing operations before income taxes	(454,514)	(3,931)	(4,139)	(478,941)	(24,728)	(12,734)
Income tax benefit	(15,787)	(1,706)	(1,535)	(13,316)	(8,957)	(4,021)

Loss from continuing operations	$(438,727)	$(2,225)	$(2,604)	$(465,625)	$(15,771)	$(8,713)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Three Months Ended June 30, 2007

(In thousands)

	GateHouse Media (A)	Copley (B)	Gannett (C)	Adjustments (D)		Pro forma
Revenues:
Advertising	$117,577	$2,931	$8,322	$(1,141	)(1)	$127,689
Circulation	31,967	1,375	2,180	(357	)(1)	35,165
Commercial printing and other	8,420	189	592	(257	)(1)	8,944

Total revenues	157,964	4,495	11,094	(1,755)		171,798
Operating costs and expenses:
Operating costs	81,792	2,532	6,079	(1,191	)(1,2)	89,212
Selling, general and administrative	40,580	769	1,951	(335	)(1,3)	42,965
Depreciation and amortization	15,427	459	373	48	(1,4)	16,307
Integration and reorganization	1,615	—	—	—		1,615
Impairment of long-lived assets	82	—	—	—		82
Other expense	9	—	—	—		9

Total operating expenses	139,505	3,760	8,403	(1,478)		150,190

Operating income (loss)	18,459	735	2,691	(277)		21,608
Interest expense
Debt	22,379	—	—	3,604	(5)	25,983
Amortization of deferred financing costs	980	—	—	(663	)(6)	317
Unrealized loss on derivative instrument	(758)	—	—	—		(758)
Other income	(3)	—	—	—		(3)

Income (loss) from operations before tax	(4,139)	735	2,691	(3,218)		(3,931)
Income tax expense (benefit)	(1,535)	—	1,079	(1,250	)(1,7)	(1,706)

Income (loss) from continuing operations	$(2,604)	$735	$1,612	$(1,968)		$(2,225)

Adjustments to Pro Forma Condensed Consolidated Statement of Operations

(A)	GateHouse Media, Inc.

Reflects historical unaudited consolidated statement of operations for the Company for the three months ended June 30, 2007.

(B)	Copley

Reflects historical consolidated statement of operations for the newspapers acquired from the Copley Press Inc. for the period from April 1, 2007 to April 11, 2007.

(C)	Gannett

Reflects historical consolidated statement of operations for the newspapers acquired from Gannett Co. Inc. for the period from April 1, 2007 to May 7, 2007.

(D)	Adjustments

(1)	Reflects the adjustment to eliminate the revenue and expenses related to the group of assets and liabilities from the Gannett Acquisition held for sale:

Three months ended June 30, 2007
Revenues:
Advertising	$1,141
Circulation	357
Commercial printing and other	257
Operating costs and expenses:
Operating costs	1,055
Selling, general and administrative	290
Depreciation and amortization	51
Income tax expense	145

Income from operations	$214

(2)	Reflects the elimination of expenses related to the pension and postretirement plans not continued by the Company.

Three months ended June 30, 2007
Gannett—Pension and postretirement adjustment	$136

(3)	Reflects the elimination of certain expenses related to liabilities included in the historical statement of operations of Copley and Gannett but not assumed by the Company.

Three months ended June 30, 2007
Gannett:
Pension, postretirement and other retirement plans	$45

(4)	Gannett:

		Remaining estimated useful life in years	Pro forma expense
Asset Category	Fair value		Three months ended June 30, 2007
Buildings	$10,570	25	$35
Machinery & Equipment	26,333	3-10	192
Furniture & Fixtures	483	10	7
Auto and Trucks	546	5	4

Total pro forma depreciation expense			238

Subscriber Relationships	26,964	16	140
Advertiser Relationships	96,503	16	502

Total pro forma amortization expense			642

Total pro forma depreciation and amortization expense			$880

The following tables summarize the pro forma adjustments:

	Copley	Gannett	Three months ended June 30, 2007
Pro forma depreciation expense	$—	$238	$238
Pro forma amortization expense	—	642	642
Less: historical depreciation expense	(434)	(319)	(753)
Less: historical amortization expense	(25)	(3)	(28)

	$(459)	$558	$99

(5)	Represents adjustment to reflect the interest expense of the 2007 Financings for the periods presented. The following table illustrates the assumed interest rates and amounts of borrowings the pro forma interest expense calculation is based on. The term loan, delayed draw term loan, bridge facility and the revolving loan facility average rate is LIBOR based. The term loan and delayed draw term loan variable interest rate is effectively converted to a fixed rate loan under five interest rate swap agreements for notional amounts of $300,000, $270,000, $100,000, $250,000 and $200,000, except for a $75,000 unhedged portion of the term loan. Unused commitment fees are based on the remaining balance of the $40,000 of the total revolving credit facility. Letter of credit fees are a quarterly fee equal to the applicable margin for the LIBOR based loans on the aggregate amount of outstanding letters of credit.

	Three months ended June 30, 2007
	Average Rate	Margin	Total Rate	Amount of borrowing	Pro forma interest expense	Less: Historical interest expense	Net adjustment to interest expense
Term Loan Facility - B	4.778%	2.00%	6.778%	$670,000	$11,354
Delayed Draw Term Loan Facility	4.971%	2.00%	6.971%	250,000	4,357
Term Loan Facility - C	5.156%	2.25%	7.406%	275,000	5,091
Bridge Facility	5.320%	1.50%	6.820%	300,000	5,115
Unused commitment fees	0.50%	—	0.500%	40,000	50
Letter of credit fees	2.00%	—	2.000%	3,269	16

					$25,983	$22,379	$3,604

Historical weighted average debt balance					$1,220,100
Weighted average interest rate					7.32%

(6)	Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt. Reflects the net adjustment to a total deferred financing cost amount of $13,091 amortized over a weighted average life of 2.7 years as follows:

Three months ended June 30, 2007
Pro forma deferred financing costs	$317
Less: historical costs	(980)

Net adjustment	$(663)

(7)	The pro forma adjustment reflects the income tax effect of pro forma adjustments. The tax effect is calculated based on a 39.15% effective tax rate.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Six Months Ended June 30, 2007

(In thousands)

	GateHouse Media (A)	Copley (B)	Gannett (C)	Adjustments (D)		Pro forma
Revenues:
Advertising	$188,241	$26,272	$28,511	$(4,565	)(1)	$238,459
Circulation	49,140	12,369	7,862	(1,430	)(1)	67,941
Commercial printing and other	14,866	2,934	2,013	(1,028	)(1)	18,785

Total revenues	252,247	41,575	38,386	(7,023)		325,185
Operating costs and expenses:
Operating costs	133,948	25,476	21,699	(4,765	)(1,2)	176,358
Selling, general and administrative	70,912	11,459	6,860	(2,069	)(1,3)	87,162
Depreciation and amortization	24,229	2,882	1,372	3,237	(1,4)	31,720
Integration and reorganization	2,453	—	—	—		2,453
Impairment of long-lived assets	201	—	—	—		201
Other expense	22	—	—	—		22

Total operating expenses	231,765	39,817	29,931	(3,597)		297,916

Operating income (loss)	20,482	1,758	8,455	(3,426)		27,269
Interest expense
Debt	32,596	—	—	19,370	(5)	51,966
Other interest expense	—	3,817	—	(3,817	)(5)	—
Amortization of deferred financing costs	1,203	—	—	(569	)(6)	634
Unrealized loss on derivative instrument	(375)	—	—	—		(375)
Other income	(208)	(20)	—	—		(228)

Income (loss) from operations before tax	(12,734)	(2,039)	8,455	(18,410)		(24,728)
Income tax expense (benefit)	(4,021)	(1,120)	3,391	(7,207	)(1,7)	(8,957)

Income (loss) from continuing operations	$(8,713)	$(919)	$5,064	$(11,203)		$(15,771)

Adjustments to Pro Forma Condensed Consolidated Statement of Operations

(A)	GateHouse Media, Inc.

Reflects historical unaudited consolidated statement of operations for the Company for the six months ended June 30, 2007.

(B)	Copley

Reflects historical consolidated statement of operations for the newspapers acquired from the Copley Press Inc. for the period from January 1, 2007 to April 11, 2007

(C)	Gannett

Reflects historical consolidated statement of operations for the newspapers acquired from Gannett Co. Inc. for the period from January 1, 2007 to May 7, 2007.

(D)	Adjustments

(1)	Reflects the adjustment to eliminate the revenue and expenses related to the group of assets and liabilities from the Gannett Acquisition held for sale:

Six months ended June 30, 2007
Revenues:
Advertising	$4,565
Circulation	1,430
Commercial printing and other	1,028
Operating costs and expenses:
Operating costs	4,221
Selling, general and administrative	1,159
Depreciation and amortization	202
Income tax expense	578

Income from operations	$863

(2)	Reflects the elimination of expenses related to the pension and postretirement plans not continued by the Company.

Six months ended June 30, 2007
Gannett—Pension and postretirement adjustment	$544

(3)	Reflects the elimination of certain expenses related to liabilities included in the historical statement of operations of Copley and Gannett but not assumed by the Company.

Six months ended June 30, 2007
Copley:
Pension, postretirement and other retirement plans	$729
Gannett:
Pension, postretirement and other retirement plans	181

$910

(4)	Copley:

		Remaining estimated useful life in years	Pro forma expense
Asset Category	Fair value		Six months ended June 30, 2007
Buildings	$25,691	25	$256
Machinery & Equipment	35,845	3-10	1,043
Furniture & Fixtures	805	10	15
Auto & Trucks	2,255	5	107

Total pro forma depreciation expense			1,421

Subscriber Relationships	40,083	14	716
Advertiser Relationships	95,466	14	1,705

Total pro forma amortization expense			2,421

Total pro forma depreciation and amortization expense			$3,842

Gannett:

		Remaining estimated useful life in years	Pro forma expense
Asset Category	Fair value		Six months ended June 30, 2007
Buildings	$10,570	25	$141
Machinery & Equipment	26,333	3-10	884
Furniture & Fixtures	483	10	16
Auto and Trucks	546	5	36

Total pro forma depreciation expense			1,077

Subscriber Relationships	26,964	16	562
Advertiser Relationships	96,503	16	2,010

Total pro forma amortization expense			2,572

Total pro forma depreciation and amortization expense			$3,649

The following tables summarize the pro forma adjustments:

	Copley	Gannett	Six months ended June 30, 2007
Pro forma depreciation expense	$1,421	$1,077	$2,498
Pro forma amortization expense	2,421	2,572	4,993
Less: historical depreciation expense	(2,738)	(1,147)	(3,885)
Less: historical amortization expense	(144)	(23)	(167)

	$960	$2,479	$3,439

(5)	Represents adjustment to reflect the interest expense of the 2007 Financings for the periods presented. The following table illustrates the assumed interest rates and amounts of borrowings the pro forma interest expense calculation is based on. The term loan, delayed draw term loan, bridge facility and the revolving loan facility average rate is LIBOR based. The term loan and delayed draw term loan variable interest rate is effectively converted to a fixed rate loan under five interest rate swap agreements for notional amounts of $300,000, $270,000, $100,000, $250,000 and $200,000, except for a $75,000 unhedged portion of the term loan. Unused commitment fees are based on the remaining balance of the $40,000 of the total revolving credit facility. Letter of credit fees are a quarterly fee equal to the applicable margin for the LIBOR based loans on the aggregate amount of outstanding letters of credit.

	Six months ended June 30, 2007
	Average Rate	Margin	Total Rate	Amount of borrowing	Pro forma interest expense	Less: Historical interest expense	Net adjustment to interest expense
Term Loan Facility - B	4.778%	2.00%	6.778%	$670,000	$22,708
Delayed Draw Term Loan Facility	4.971%	2.00%	6.971%	250,000	8,714
Term Loan Facility - C	5.156%	2.25%	7.406%	275,000	10,182
Bridge Facility	5.320%	1.50%	6.820%	300,000	10,230
Unused commitment fees	0.50%	—	0.500%	40,000	100
Letter of credit fees	2.00%	—	2.000%	3,269	32

					$51,966	$32,596	$19,370

Historical weighted average debt balance					$1,214,850
Weighted average interest rate					7.32%

For the six months ended June 30, 2007, the elimination of other interest expense also included interest expense on an intercompany demand note held by the newspapers acquired from the Copley Press, Inc. of $3,817.

(6)	Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt. Reflects the net adjustment to a total deferred financing cost amount of $13,091 amortized over a weighted average life of 2.7 years as follows:

Six months ended June 30, 2007
Pro forma deferred financing costs	$634
Less: historical costs	(1,203)

Net adjustment	$(569)

(7)	The pro forma adjustment reflects the income tax effect of pro forma adjustments. The tax effect is calculated based on a 39.15% effective tax rate.

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the three months ended June 30, 2008 and our pro forma results of operations for the three months ended June 30, 2007.

Revenue. Total GAAP revenue for the three months ended June 30, 2008 increased by $12.3 million or 7.1% to $184.1 million from the pro forma three months ended June 30, 2007 revenue of $171.8 million. $8.1 million of the increase came from advertising revenue, $2.4 million of the increase came from circulation revenue and $1.8 million of the increase came from commercial printing and other revenue. The increase in total revenues of $12.3 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 and 2008 acquisitions”) of $19.6 million. Excluding the revenue increases of $19.6 million from the 2007 and 2008 acquisitions, same store revenues were down $9.2 million or 4.7%. The same store revenue declines were primarily driven by decreases in real estate, help wanted and automotive classified advertising.

Operating Costs. Operating costs for the three months ended June 30, 2008 increased by $9.2 million, or 10.3%, to $98.4 million from $89.2 million for the three months ended June 30, 2007. The increase in operating costs was primarily due to operating costs of the 2007 and 2008 acquisitions of $11.2 million. These amounts were partially offset by decreased newsprint expenses of $2.2 million.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2008 increased by $8.6 million, or 20.0%, to $51.6 million from $43.0 million for the three months ended June 30, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 and 2008 acquisitions of $5.5 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2008 increased by $2.6 million to $18.9 million from $16.3 million for the three months ended June 30, 2007. The increase was primarily due to depreciation and amortization expense of the 2007 and 2008 acquisitions of $2.3 million.

Impairment of Long-Lived Assets. During the three months ended June 30, 2008, we recorded a $102.5 million impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our Northeast reporting unit. During the three months ended June 30, 2007 we incurred a charge of $0.1 million related to the impairment of property, plant and equipment which was classified as held for sale at June 30, 2007.

Goodwill and Mastheads Impairment. During the three months ended June 30, 2008, we recorded a $340.6 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the second quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the three months ended June 30, 2008 decreased by $2.8 million, or 10.6%, to $23.2 million from $26.0 million for the three months ended June 30, 2007. The decrease was primarily due to decreases in our total outstanding debt balances, primarily our $300.0 million 2007 Bridge Agreement which was repaid in July 2007.

Unrealized (Gain) Loss on Derivative Instrument. During the three months ended June 30, 2008 we recorded a loss of $1.0 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the three months ended June 30, 2008 was $15.8 million compared to $1.7 million for the three months ended June 30, 2007. The change of $14.1 million was primarily due to an increase in our pre-tax loss, partially offset by an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended June 30, 2008 was $438.7 million. Net loss from continuing operations for the three months ended June 30, 2007 was $2.2 million. Our net loss from continuing operations increased due to the factors noted above.

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the three months ended June 30, 2008 and 2007.

Revenue. Total revenue for the three months ended June 30, 2008 increased by $26.1 million or 16.5% to $184.1 million from $158.0 million for the three months ended June 30, 2007. The increase in total revenue was comprised of a $18.2 million, or 15.5% increase in advertising revenue, a $5.6 million, or 17.4% increase in circulation revenue and a $2.3 million, or 27.4% increase in commercial printing and other revenue. The increase in advertising revenue was due to advertising revenue from the Gannett acquisition of $6.4 million. The increase in advertising revenue was also due to advertising revenue from the 2007 and 2008 acquisitions of $13.9 million. These amounts were partially offset by decreases in same store advertising revenues of $9.1 million. The same store revenue declines were primarily driven by decreases in real estate, help wanted and automotive classified advertising. The increase in circulation revenue was due to circulation revenue from the Gannett acquisition of $1.9 million. The increase in circulation revenue was also due to circulation revenue from the 2007 and 2008 acquisitions of $3.2 million, as well as an increase in circulation same store revenues of $0.4 million. The increase in commercial printing and other revenue was due to revenue from the Gannett acquisition of $0.3 million. The increase in commercial printing and other revenue was also due to commercial printing and other revenue from the 2007 and 2008 acquisitions of $2.5 million. These amounts were partially offset by decreases in commercial printing and other same store revenues of $0.5 million.

Operating Costs. Operating costs for the three months ended June 30, 2008 increased by $16.6 million, or 20.3%, to $98.4 million from $81.8 million for the three months ended June 30, 2007. The increase in operating costs was due to operating costs from the Gannett acquisition of $4.4 million. The increase in operating costs was also due to operating costs of the 2007 and 2008 acquisitions of $11.2 million.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2008 increased by $11.0 million, or 27.1%, to $51.6 million from $40.6 million for the three months ended June 30, 2007. The increase in selling, general and administrative expenses was due to selling, general and administrative expenses from the Gannett acquisition of $1.6 million. The increase in selling, general and administrative expenses was also due to selling, general and administrative expenses of the 2007 and 2008 acquisitions of $5.5 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2008 increased by $3.4 million to $18.9 million from $15.4 million for the three months ended June 30, 2007. The increase in depreciation and amortization expense was due to depreciation and amortization expense from the Gannett acquisition of $0.9 million. The increase was also due to depreciation and amortization of the 2007 and 2008 acquisitions of $2.3 million.

Impairment of Long-Lived Assets. During the three months ended June 30, 2008, we recorded a $102.5 million impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our Northeast reporting unit. During the three months ended June 30, 2007 we incurred a charge of $0.1 million related to the impairment of property, plant and equipment which was classified as held for sale at June 30, 2007.

Goodwill and Mastheads Impairment. During the three months ended June 30, 2008, we recorded a $340.6 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the second quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the three months ended June 30, 2008 increased by $0.8 million, or 3.7%, to $23.2 million from $22.4 million for the three months ended June 30, 2007. The increase was primarily due to increases in our total outstanding debt balances.

Unrealized (Gain) Loss on Derivative Instrument. During the three months ended June 30, 2008 we recorded a loss of $1.0 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the three months ended June 30, 2008 was $15.8 million compared to $1.5 million for the three months ended June 30, 2007. The change of $14.3 million was primarily due to an increase in our pre-tax loss, partially offset by an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended June 30, 2008 was $438.7 million. Net loss from continuing operations for the three months ended June 30, 2007 was $2.6 million. Our net loss from continuing operations increased due to the factors noted above.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the six months ended June 30, 2008 and our pro forma results of operations for the six months ended June 30, 2007.

Revenue. Total GAAP revenue for the six months ended June 30, 2008 increased by $27.4 million, or 8.4%, to $352.6 million from the pro forma six months ended June 30, 2007 revenue of $325.2 million. $19.3 million of the increase came from advertising revenue, $5.8 million of the increase came from circulation revenue and $2.3 million of the increase came from commercial printing and other revenue. The increase in total revenues of $27.4 million was driven primarily by revenues from the 2007 and 2008 acquisitions of $45.7 million. This 2007 and 2008 acquisition related revenue increase was partially offset by the loss of a third party printing contract not assumed in the acquisition of the Copley Press, Inc. of $0.7 million. Excluding the revenue increases of $45.7 million from the 2007 and 2008 acquisitions and the revenue declines of $0.7 million from the printing contract not assumed, same store revenues were down $16.2 million or 4.4%. The same store revenue declines were primarily driven by decreases in real estate, help wanted and automotive classified advertising.

Operating Costs. Operating costs for the six months ended June 30, 2008 increased by $19.4 million, or 11.0%, to $195.7 million from $176.4 million for the six months ended June 30, 2007. The increase in operating costs was primarily due to operating costs of the 2007 and 2008 acquisitions of $23.6 million. These amounts were partially offset by decreased newsprint expenses of $5.7 million.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2008 increased by $12.9 million, or 14.9%, to $100.1 million from $87.2 million for the six months ended June 30, 2007. The increase in selling, general and administrative expenses was primarily due to selling general and administrative expenses of the 2007 and 2008 acquisitions of $12.8 million.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2008 increased by $5.9 million to $37.6 million from $31.7 million for the six months ended June 30, 2007. Depreciation and amortization expense increased due to depreciation and amortization expense of the 2007 and 2008 acquisitions of $5.5 million.

Impairment of Long-Lived Assets. During the six months ended June 30, 2008, we recorded a $102.5 million impairment on our advertiser and subscriber relationships due to reductions in our operating projections within our Northeast reporting unit. During the six months ended June 30, 2007 we incurred a charge of $0.2 million related to the impairment of property, plant and equipment which was classified as held for sale at June 30, 2007.

Goodwill and Mastheads Impairment. During the six months ended June 30, 2008, we recorded a $340.6 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the second quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the six months ended June 30, 2008 decreased by $4.3 million or 8.3% to $47.6 million from $52.0 million for the six months ended June 30, 2007. The decrease was primarily due to decreases in our total outstanding debt balances, primarily our $300.0 million 2007 Bridge Agreement which was repaid in July 2007.

Unrealized (Gain) Loss on Derivative Instrument. During the six months ended June 30, 2008 we recorded a loss of $1.8 million due to ineffectiveness related to several of our interest rate swaps, which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2008 was $13.3 million compared to $9.0 million for the six months ended June 30, 2007. The change of $4.4 million was primarily due to an increase in our pre-tax loss, partially offset by an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended June 30, 2008 was $465.6 million. Net loss from continuing operations for the six months ended June 30, 2007 was $15.8 million. Our net loss from continuing operations increased due to the factors noted above.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the six months ended June 30, 2008 and 2007.

Revenue. Total revenue for the six months ended June 30, 2008 increased by $100.3 million, or 39.8%, to $352.6 million from $252.2 million for the six months ended June 30, 2007. The increase in total revenue was comprised of a $69.5 million, or 37%, increase in advertising revenue, a $24.6 million, or 50.1%, increase in circulation revenue and a $6.2 million, or 41.7%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from the Copley acquisition and the Gannett acquisition of $23.0 million and $22.0 million, respectively. The increase in advertising revenue was also due to advertising revenue from the 2007 and 2008 acquisitions of $35.1 million. These amounts were partially offset by decreases in same store advertising revenues of $15.9 million. The same store revenue declines were primarily driven by decreases in real estate, help wanted and automotive classified advertising. The increase in circulation revenue was primarily due to circulation revenue from the Copley acquisition and the Gannett acquisition of $11.8 million and $6.6 million, respectively. The increase in circulation revenue was also due to circulation revenue from the 2007 and 2008 acquisitions of $6.2 million as well as an increase in circulation same store revenues of $1.0 million. The increase in commercial printing and other revenue was primarily due to revenue from the Copley acquisition and the Gannett acquisition of $1.6 million and $1.2 million, respectively. The increase in commercial printing and other revenue was also due to commercial printing and other revenue from the 2007 and 2008 acquisitions of $4.4 million. These amounts were partially offset by decreases in commercial printing and other same store revenues of $1.3 million.

Operating Costs. Operating costs for the six months ended June 30, 2008 increased by $61.8 million, or 46.1%, to $195.7 million from $133.9 million for the six months ended June 30, 2007. The increase in operating costs was primarily due to operating costs of the Copley acquisition and the Gannett acquisition of $22.7 million and $15.8 million, respectively. The increase in operating costs was also due to operating costs of the 2007 and 2008 acquisitions of $23.6 million.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2008 increased by $29.2 million, or 41.2%, to $100.1 million from $70.9 million for the six months ended June 30, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the Copley acquisition and the Gannett acquisition of $6.5 million and $6.2 million, respectively. The increase in selling general and administrative expenses was also due to selling general and administrative expenses of the 2007 and 2008 acquisitions of $12.8 million.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2008 increased by $13.4 million to $37.6 million from $24.2 million for the six months ended June 30, 2007. Depreciation and amortization expense increased due to depreciation and amortization of the Copley acquisition and the Gannett acquisition of $3.7 million and $3.9 million, respectively. The increase in depreciation and amortization expense was also due to depreciation and amortization expense of the 2007 and 2008 acquisitions of $5.5 million.

Impairment of Long-Lived Assets. During the six months ended June 30, 2008, we recorded a $102.5 million impairment on our advertiser and subscriber relationships due to reductions in our operating projections within our Northeast reporting unit. During the six months ended June 30, 2007 we incurred a charge of $0.2 million related to the impairment of property, plant and equipment which was classified as held for sale at June 30, 2007.

Goodwill and Mastheads Impairment. During the six months ended June 30, 2008, we recorded a $340.6 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the second quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the six months ended June 30, 2008 increased by $15.0 million or 46.1% to $47.6 million from $32.6 million for the six months ended June 30, 2007. The increase was primarily due to increases in our total outstanding debt balances.

Unrealized (Gain) Loss on Derivative Instrument. During the six months ended June 30, 2008 we recorded a loss of $1.8 million due to ineffectiveness related to several of our interest rate swaps, which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2008 was $13.3 million compared to $4.0 million for the six months ended June 30, 2007. The change of $9.3 million was primarily due to an increase in our pre-tax loss, partially offset by an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended June 30, 2008 was $465.6 million. Net loss from continuing operations for the six months ended June 30, 2007 was $8.7 million. Our net loss from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been cash provided by operating activities and borrowings under our revolving credit facility. We anticipate our principal sources of funds will be cash provided by operating activities, cash from the issuance of subsidiary preferred stock and cash from the sale of non-strategic assets.

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

On February 15, 2008, we entered into our 2008 Bridge Facility with Barclays Capital, as syndication agent, sole arranger and book runner. The 2008 Bridge Facility provides for a $20.6 term loan facility that is subject to extensions through August 15, 2009.

In August 2008, we signed several letters of intent for asset sales of approximately $35.0 million.

As of August 4, 2008 a total of $27.7 was outstanding under the revolving credit facility portion of the 2007 Credit Facility.

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, will use the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. Upon closing of this transaction, we will have remained in compliance as of June 30, 2008 with the Total Leverage Ratio financial covenant under our 2007 Credit Facility. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.8% of our outstanding Common Stock.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a total leverage ratio, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions including, among other things, acquisitions of assets and disposition of assets. We were in compliance with the total leverage ratio test and our other covenants for the measurement date of June 30, 2008 under the terms of the 2007 Credit Facility.

Continued compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience, in the prior periods as well as our ability to address other risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility. The level of our indebtedness and our on-going cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to economic developments or adverse developments in our business, including declines in advertising revenues, could make it difficult to meet the total leverage ratio test and other financial and operating covenants which may or may not be applicable from time to time. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive technological and other changes in our industry and economic conditions generally.

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

Cash Flows

The following table summarizes our historical cash flows.

	Six months ended June 30, 2008	Six months ended June 30, 2007
Cash provided by operating activities	$19,447	$30,819
Cash used in investing activities	(17,553)	(1,011,120)
Cash provided by (used in) financing activities	(1,197)	908,037

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 30, 2008 and June 30, 2007.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2008 was $19.4 million, a decrease of $11.4 million when compared to the $30.8 million of cash provided by operating activities for the six months ended June 30, 2007. This $11.4 million decrease was the result of a decrease in cash provided by working capital of $5.3 million and an increase in net loss from continuing operations of $456.9 million, partially offset by an increase in non-cash charges of $450.9 million.

The $5.3 million decrease in cash provided by working capital for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 is primarily attributable to a decrease in accrued interest and offset by decreases in accounts receivable.

The $450.9 million increase in non-cash charges primarily consisted of a $340.6 million goodwill and masthead impairment charge in 2008, an impairment of long-lived assets charge of $102.5 million in 2008, an increase in depreciation and amortization of $13.4 million, and an increase in unrealized net losses on derivative instruments of $2.1 million, partially offset by a decrease in deferred income tax liabilities of $8.0 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2008 was $17.6 million. During the six months ended June 30, 2008, we used $24.2 million, net of cash acquired, for acquisitions and $5.9 million for capital expenditures, which uses were partially offset by proceeds of $12.5 million from the sale of publications and other assets.

Net cash used in investing activities for the six months ended June 30, 2007 was $1,011.1 million. During the six months ended June 30, 2007, we used $1,007.7 million, net of cash acquired, for acquisitions and $3.7 million for capital expenditures, which uses were partially offset by proceeds of $0.3 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2008 was $1.2 million. The net cash used in financing activities resulted from the payment of dividends of $34.7 million, a $3.6 million payment under the Barclays Credit Agreement, and the purchase of $0.1 million of treasury stock, partially offset by the borrowings of $19.5 million under the Barclays Credit Agreement and $17.7 million from the Revolver.

Net cash provided by financing activities for the six months ended June 30, 2007 was $908.0 million. The net cash provided by financing activities resulted from net borrowings of $1,495.0 million under the 2007 Credit Facility and $3.0 million under the Revolver, partially offset by the repayment of $558.0 million of borrowings under the 2006 Credit Facility, payment of dividends of $23.9 million, payment of $7.4 million of debt issuance costs in connection with the 2007 Credit Facility, and payment of $0.6 million of offering costs.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2007 to June 30, 2008.

Accounts Receivable. Accounts receivable decreased $7.9 million from December 31, 2007 to June 30, 2008, of which $7.5 million relates primarily to lower revenue recognized in the first six months of 2008 compared to the fourth quarter of 2007. $2.8 million was from the sale of assets, partially offset by $2.5 million acquired from acquisitions during the first six months of 2008.

Property, Plant, and Equipment. Property, plant, and equipment increased $2.7 million during the period from December 31, 2007 to June 30, 2008, of which $5.7 million was acquired from acquisitions during the first six months of 2008, purchase accounting adjustments of $5.7 million from acquisitions consummated in 2007, and $5.9 million was used for capital expenditures. These increases in property, plant, and equipment were partially offset by depreciation of $13.8 million, a loss on the sale of assets of $0.2 million, assets sold and held for sale of $0.2 million, and an impairment loss related to discontinued operations of $0.3 million.

Goodwill. Goodwill decreased $302.3 million from December 31, 2007 to June 30, 2008, of which $299.2 million relates to an impairment charge, a $3.2 million impairment loss related to discontinued operations, assets sold and held for sale of $0.4 million, and $4.4 related to purchase accounting adjustments from acquisitions in 2007. These decreases in goodwill were partially offset by $4.9 million acquired from acquisitions consummated during the first six months of 2008.

Intangible Assets. Intangible assets decreased $154.1 million from December 31, 2007 to June 30, 2008 due to an impairment charge of $143.9 million, a $2.4 million impairment loss related to discontinued operations, amortization of $23.8 million, and assets held for sale of $1.0 million. These decreases in intangible assets were partially offset by $17.1 million of acquisitions consummated during the first six months of 2008.

Long-Term Assets Held for Sale. Long-term assets held for sale decreased $8.4 million from December 31, 2007 to June 30, 2008 of which $9.8 million came from assets sold during the first six months of 2008, partially offset by $1.4 million from assets classified as held for sale during the first six months of 2008.

Short-Term Debt . Short-term debt increased $17.0 million from December 31, 2007 to June 30, 2008, of which $20.6 million relates to borrowings which were partially offset by $3.6 million of repayments under the Barclays Credit Agreement

Accrued Expenses. Accrued expenses increased $2.0 million from December 31, 2007 to June 30, 2008, of which $1.1 million was acquired from acquisitions consummated during the first six months of 2008 and an increase of $1.5 million in payroll-related expenses partially offset by a decrease in discontinued operations of $0.2 million, purchase accounting adjustments of $0.1 million from acquisitions consummated in 2007, and assets sold and held for sale of $0.1 million.

Accrued Interest. Accrued interest decreased $1.1 million from December 31, 2007 to June 30, 2008 primarily attributable to the decrease in interest rates.

Deferred Revenue. Deferred revenue increased $2.0 million from December 31, 2007 to June 30, 2008, of which $1.4 million was primarily attributable to increases in subscription rates and $0.9 million acquired from acquisitions consummated during the first six months of 2008, partially offset by a decrease in discontinued operations of $0.3 million.

Dividend Payable. Dividend payable decreased $23.1 million from December 31, 2007 to June 30, 2008 from the payment of dividends of $34.7 million, partially offset by dividends declared of $11.6 million.

Long-Term Debt. Long-term debt increased $17.7 million from December 31, 2007 to June 30, 2008 from net borrowings of $17.7 million under the Revolver.

Derivative Instruments. Derivative instruments decreased $7.2 million from December 31, 2007 to June 30, 2008, due to changes in interest rates.

Deferred Income Taxes. Deferred income taxes decreased $13.3 million from December 31, 2007 to June 30, 2008, which was primarily attributable to the net increase in fair value of the derivative financial instruments, goodwill and masthead impairment and the tax provision.

Additional Paid-In Capital. Additional paid-in capital increased $2.1 million from December 31, 2007 to June 30, 2008, which resulted from non-cash compensation of $2.1 million.

Accumulated Deficit. Accumulated deficit increased $415.1 million from December 31, 2007 to June 30, 2008 from declaration of dividends of $11.6 million and a net loss of $403.5 million.

Contractual Commitments

The changes to our contractual commitments as of June 30, 2008 compared to December 31, 2007 relate to the consummation of our 2008 Bridge Facility.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as follows:

Income (loss) from continuing operations before :

•	Net income tax expense (benefit);

•	interest/financing expense;

•	depreciation and amortization; and

•	non-cash impairments

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in thousands)
Loss from continuing operations	$(438,727)	$(2,604)	$(465,625)	$(8,713)
Income tax benefit	(15,787)	(1,535)	(13,316)	(4,021)
Unrealized (gain) loss on derivative instrument	1,037	(758)	1,756	(375)
Amortization of deferred financing costs	581	980	1,164	1,203
Interest expense	23,217	22,379	47,633	32,596
Impairment of long-lived assets	102,517	82	102,517	201
Depreciation and amortization	18,857	15,427	37,607	24,229
Goodwill and mastheads impairment	340,575	—	340,575	—

Adjusted EBITDA from continuing operations	$32,270 (a)	$33,971 (b)	$52,311 (c)	$45,120 (d)

(a)	Adjusted EBITDA for the three months ended June 30, 2008 included net expenses of $5,932 which are one-time in nature or non-cash compensation. Included in these net expenses of $5,932 is non-cash compensation and other expense of $3,782, non-cash portion of postretirement benefits expense of $335, integration and reorganization costs of $1,603 and a $212 loss on the sale of assets.

Adjusted EBITDA also does not include $(218) from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended June 30, 2007 included net expenses of $3,270, which are one-time in nature or non-cash compensation. Included in these net expenses of $3,270 is non-cash compensation and other expense of $1,292, non-cash portion of postretirement benefits expense of $354, integration and reorganization costs of $1,615 and a $9 loss on the sale of assets.

Adjusted EBITDA also does not include $3,073 from SureWest Directories due to the impact of purchase accounting and $1,044 from our discontinued operations.

(c)	Adjusted EBITDA for the six months ended June 30, 2008 included net expenses of $16,056 which are one-time in nature or non-cash compensation. Included in these net expenses of $16,056 is non-cash compensation and other expense of $10,747, non-cash portion of postretirement benefits expense of $893, integration and reorganization costs of $4,210, and a $206 loss on the sale of assets.

Adjusted EBITDA also does not include $(311) from our discontinued operations.

(d)	Adjusted EBITDA for the six months ended June 30, 2007 included net expenses of $6,304 which are one-time in nature or non-cash compensation. Included in these net expenses of $6,304 is non-cash compensation and other expense of $3,161, non-cash portion of postretirement benefits expense of $668, integration and reorganization costs of $2,453 and a $22 loss on the sale of assets.

Adjusted EBITDA also does not include $4,088 from SureWest Directories due to the impact of purchase accounting and $1,074 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

At June 30, 2008, after consideration of the interest rate swaps described below, none of the remaining principal amount of our term loans are subject to floating interest rates.

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

North American newsprint suppliers have recently taken significant steps to curtail newsprint production capacity and implemented and announced price increases of $20 per month per metric ton on newsprint over the next several months. Additionally, ink suppliers have implemented and announced price increases 6-10%. Many of our suppliers and contract distributors have also added fuel surcharges to their products and deliveries. To offset these trends we have taken and will continue to take further steps to reduce consumption of these commodities such as reduced web widths, page counts and number of days of publication as appropriate.

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

We have updated and amended the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2007. Each of the risk factors set forth below could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

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

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock.

The Company’s common stock is currently listed on the NYSE. In the future, it may not be able to meet the continued listing requirements of the NYSE, which require, among other things; (i) that the average closing price be above $1.00 over 30 consecutive trading days; (ii) that the market capitalization or stockholders’ equity be at least $75 million over 30 consecutive trading days; and (iii) that the market capitalization be at least $25 million over 30 consecutive trading days. The Company’s closing stock price on August 4, 2008 was $0.50, its market capitalization was approximately $29.1 million and at June 30, 2008, its stockholders’ deficit was $18.7 million.

If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) and may limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend payments.

We have a significant amount of indebtedness. At December 31, 2007, we had total indebtedness of approximately $1.2 billion under our outstanding 2007 Credit Facility. Our pro forma interest expense for the year ended December 31, 2007 was $96.1 million, which included $11.5 million of pro forma interest expense related to our Bridge Facility which was repaid in July 2007. At December 31, 2007, the borrowings under our 2007 Credit Facility were subject to a floating interest rate. An aggregate of $1.195 billion of term loans under our 2007 Credit Facility, as amended by the First Amendment, were hedged through the execution of interest rate hedge agreements of $300.0 million, $270.0 million and $625.0 million at fixed rates of 4.135%, 5.359% and 5.029% through June 2012, July 2011 and September 2014, respectively. Our total indebtedness under the 2007 Credit Facility was approximately $1.2 billion as of June 30, 2008. Additionally, we had $27.4 million in short term debt outstanding as of June 30, 2008 under the 2008 Bridge Facility and that we incurred in connection with our acquisition of newspapers from Morris Publishing Group.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•

a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including our ability to pay dividends on our common stock;

•	our flexibility to react to competitive technological and other changes in our industry and economic conditions generally may be limited;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business;

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

In addition, our 2007 Credit Facility contains, and our other indebtedness contains, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our 2007 Credit Facility or in the agreements governing our other indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our 2007 Credit Facility or other indebtedness we have. If we were unable to repay those amounts, the lenders under our 2007 Credit Facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our 2007 Credit Facility or other indebtedness, if any, our assets may not be sufficient to repay in full such indebtedness.

Our ability to declare and pay dividends and engage in stock repurchases of our common stock is restricted by covenants in the 2007 Credit Facility.

We eliminated our dividend program in June 2008 and do not anticipate paying any cash dividends on, or making repurchases of, our common stock in the near future. In addition, covenants in our 2007 Credit Facility, restrict our ability to pay dividends and make certain other payments.

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

Our inability to pursue acquisition opportunities may decrease our growth potential.

If we are unable to pursue or implement our acquisition strategy our growth may be impaired, which may have an adverse effect on our financial condition and the trading price of our common stock. In addition if we are unable to address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas.

Volatility of U.S. credit markets could affect our ability to obtain financing to fund acquisitions or for other purposes.

We had approximately $1.2 billion in long term debt outstanding as of June 30, 2008. Current or continued tightening of credit availability could restrict our ability to obtain financing for significant transactions or for other purposes.

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

According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has been declining. There can be no assurance that our circulation will not decline in the future. We have been able to maintain our annual circulation revenue from existing operations in recent years through, among other things, increases in our per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of December 31, 2007, goodwill and other intangible assets were approximately $1.51 billion, or 80.5% of our total assets. To determine whether all or a portion of the carrying values of our goodwill and other intangible assets are no longer recoverable, which may require a charge to our earnings, we periodically evaluate such assets. During the fourth quarter of 2007, we performed an updated impairment analysis for goodwill and our other indefinite lived intangible assets. Based on our assessment of future cash flows and recent industry transaction multiples, we determined an impairment charge of $226.0 million should be recognized. During the second quarter of 2008, we updated our impairment analysis for goodwill and our other indefinite lived intangible assets. Based on our assessment of future cash flows and recent industry transaction multiples, we determined an impairment charge of $443.1 million should be recognized.

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

As of June 30, 2008, Fortress beneficially owned approximately 41.8% of our outstanding common stock. As a result, Fortress will continue to have effective control over fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

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

We are a holding company with no material direct operations. Our principal assets are the equity interests we own in our direct subsidiary, GateHouse Media Holdco, Inc. (“Holdco”), through which we indirectly own equity interests in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to make dividend payments. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Holdco and certain of its subsidiaries are parties to our 2007 Credit Facility, which imposes restrictions on their ability to make loans, dividend payments or other payments to us. Any payment of dividends to us is subject to the satisfaction of certain financial conditions set forth in our 2007 Credit Facility. Our ability to comply with these conditions may be affected by events that are beyond our control. We expect future borrowings by our subsidiaries to contain restrictions or prohibitions on the payment of dividends to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

At the Annual Meeting of Stockholders of GateHouse Media, Inc. held on May 22, 2008 (the “Annual Meeting”), the holders of the Company’s Common Stock (the “Common Stock”), voting as a single class, reelected Burl Osborne and Michael E. Reed as Class II directors of the Company for a term that ends at the 2011 Annual Meeting of Stockholders. Continuing to serve as Class III directors until the 2009 Annual Meeting of Stockholders are Wesley R. Edens, Howard Rubin and Kevin Sheehan. Continuing to serve as Class I directors until the 2010 Annual Meeting of Stockholders are Martin Bandier and Richard Friedman.

In addition, at the Annual Meeting, the holders of the Company’s Common Stock, voting together as a single class, voted to ratify the selection of Ernst & Young LLP, Certified Public Accountants, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

I. The results of the voting for the election of Class I Directors of the Company are as follows:

Nominee	Votes For	Authority Withheld
Burl Osborne	54,884,375	252,146
Michael E. Reed	54,918,701	217,820

II. The selection of Ernst & Young LLP was ratified with the following votes:

Votes For:	55,051,462
Votes Against:	75,969
Votes Abstained:	9,090

Item 5.	Other Information

Information required by Items 1.01 and 2.03 of Current Report on Form 8-K is set forth below.

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, will use the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. Upon closing of this transaction, we will have remained in compliance as of June 30, 2008 with the Total Leverage Ratio financial covenant under our 2007 Credit Facility. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.8% of our outstanding Common Stock.

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

GATEHOUSE MEDIA, INC.

Date: August 8, 2008	/s/ Mark R. Thompson
Mark R. Thompson
Chief Financial Officer