Form 10-Q
period 2008-09-30
GateHouse Media, Inc.
filed 2008-11-07
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2008, 58,074,323 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,418	$12,096
Accounts receivable, net of allowance for doubtful accounts of $4,327 and $3,874 at September 30, 2008 and December 31, 2007, respectively	73,697	85,474
Inventory	10,735	9,046
Prepaid expenses	4,533	4,514
Deferred income taxes	3,890	3,890
Other current assets	4,535	4,208
Assets held for sale	—	1,540

Total current assets	109,808	120,768
Property, plant, and equipment, net of accumulated depreciation of $51,054 and $30,597 at September 30, 2008 and December 31, 2007, respectively	203,782	210,209
Goodwill	387,314	701,852
Intangible assets, net of accumulated amortization of $90,281 and $58,111 at September 30, 2008 and December 31, 2007, respectively	625,432	808,794
Deferred financing costs, net	7,395	8,416
Other assets	1,483	1,692
Long-term assets held for sale	13,664	23,264

Total assets	$1,348,878	$1,874,995

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term liabilities	$1,342	$1,047
Short-term notes payable	13,354	10,000
Short-term debt	17,000	—
Accounts payable	18,869	13,190
Accrued expenses	37,150	40,672
Accrued interest	7,878	9,947
Deferred revenue	29,713	29,840
Dividend payable	—	23,126
Liabilities held for sale	—	623

Total current liabilities	125,306	128,445
Long-term liabilities:
Long-term debt	1,195,000	1,206,000
Long-term liabilities, less current portion	16,675	3,809
Deferred income taxes	11,966	25,327
Derivative instruments	19,508	44,101
Pension and other postretirement benefit obligations	14,600	13,325

Total liabilities	1,383,055	1,421,007

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized at September 30, 2008; none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2008; 58,213,868 and 57,947,073 shares issued, and 58,085,930 and 57,891,295 outstanding at September 30, 2008 and December 31, 2007, respectively	568	568
Additional paid-in capital	824,967	822,025
Accumulated other comprehensive loss	(38,851)	(49,962)
Accumulated deficit	(820,558)	(318,407)
Treasury stock, at cost, 127,938 and 55,778 shares at September 30, 2008 and December 31, 2007, respectively	(303)	(236)

Total stockholders’ equity (deficit)	(34,177)	453,988

Total liabilities and stockholders’ equity (deficit)	$1,348,878	$1,874,995

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Revenues:
Advertising	$123,821	$117,910	$374,562	$304,244
Circulation	37,857	34,449	109,785	82,891
Commercial printing and other	9,927	8,935	30,541	23,665

Total revenues	171,605	161,294	514,888	410,800
Operating costs and expenses:
Operating costs	96,091	88,042	288,028	220,703
Selling, general and administrative	47,220	41,499	145,112	111,674
Depreciation and amortization	16,749	16,336	53,394	40,400
Integration and reorganization costs	1,636	2,904	5,846	5,357
Impairment of long-lived assets	118	368	102,635	569
Loss on sale of assets	4	13	210	35
Goodwill and mastheads impairment	—	—	336,096	—

Operating income (loss)	9,787	12,132	(416,433)	32,062
Interest expense	21,456	22,304	69,089	54,900
Amortization of deferred financing costs	340	511	1,504	1,714
Loss on early extinguishment of debt	—	2,240	—	2,240
Unrealized loss on derivative instrument	3,769	2,348	5,525	1,973
Other income	(41)	(6)	(5)	(214)

Loss from continuing operations before income taxes	(15,737)	(15,265)	(492,546)	(28,551)
Income tax benefit	(207)	(5,365)	(13,523)	(9,386)

Loss from continuing operations	(15,530)	(9,900)	(479,023)	(19,165)
Income (loss) from discontinued operations, net of income taxes	(2,976)	1,146	(11,523)	2,368

Net loss	$(18,506)	$(8,754)	$(490,546)	$(16,797)

Loss per share:
Basic and diluted:
Loss from continuing operations	$(0.27)	$(0.19)	$(8.40)	$(0.45)
Income (loss) from discontinued operations, net of income taxes	(0.05)	0.02	(0.20)	0.06

Net loss	$(0.32)	$(0.17)	$(8.60)	$(0.39)
Dividends declared per share	$—	$0.40	$0.20	$1.17
Basic weighted average shares outstanding	57,110,077	52,327,761	57,034,723	42,893,602

Diluted weighted average shares outstanding	57,110,077	52,327,761	57,034,723	42,893,602

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance at January 1, 2008	57,947,073	$568	$822,025	$(49,962)	$(318,407)	55,778	$(236)	$453,988
Comprehensive loss:
Net loss	—	—	—	—	(490,546)	—	—	(490,546)
Unrealized gain on derivative instruments, net of income taxes of $0	—	—	—	11,186	—	—	—	11,186
Minimum pension liability adjustment, net of income taxes of $0	—	—	—	(75)	—	—	—	(75)

Comprehensive loss	—							(479,435)
Restricted share grants	266,795	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	2,942	—	—	—	—	2,942
Restricted share forfeitures	—	—	—	—	—	60,332	—	—
Restricted stock cancelled for withholding tax	—	—	—	—	—	11,828	(67)	(67)
Common stock cash dividends	—	—	—	—	(11,605)	—	—	(11,605)

Balance at September 30, 2008	58,213,868	$568	$824,967	$(38,851)	$(820,558)	127,938	$(303)	$(34,177)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flows from operating activities:
Net loss	$(490,546)	$(16,797)
Income (loss) from discontinued operations, net of income taxes	(11,523)	2,368

Net loss from continuing operations	(479,023)	(19,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,394	40,400
Amortization of deferred financing costs	1,504	1,714
Unrealized loss on derivative instrument	5,525	1,973
Non-cash compensation expense	2,942	2,984
Deferred income taxes	(13,375)	(10,626)
Loss on sale of assets	210	35
Loss on early extinguishment of debt	—	2,240
Pension and other postretirement benefit obligations	(581)	482
Non-cash interest expense	618	—
Impairment of long-lived assets	102,635	569
Goodwill and mastheads impairment	336,096	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	9,622	1,920
Inventory	(1,848)	1,498
Prepaid expenses	299	1,012
Other assets	(19)	(2,097)
Accounts payable	5,007	140
Accrued expenses	1,870	10,415
Accrued interest	(2,069)	7,744
Deferred revenue	218	103
Other long-term liabilities	(759)	(271)

Net cash provided by operating activities	22,266	41,070

Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,541)	(5,933)
Proceeds from sale of publications and other assets	45,700	77,045
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	—	(154)
Acquisition of Copley Press, Inc. Newspapers, net of cash acquired	(11)	(385,466)
Acquisition of Gannett Co., Inc. Newspapers, net of cash acquired	379	(420,379)
Other Acquisitions, net of cash acquired	(25,979)	(209,129)

Net cash provided by (used in) investing activities	12,548	(944,016)

Cash flows from financing activities:
Payment of debt issuance costs	(6)	(7,455)
Borrowings under term loans	19,505	1,495,000
Repayments under short term debt and notes payable	(19,517)	(858,000)
Net repayments under revolving credit facility	(11,000)	—
Payment of offering costs	—	(1,345)
Issuance of common stock, net of underwriter's discount	—	332,939
Purchase of treasury stock	(67)	—
Payment of dividends	(34,731)	(39,551)
Issuance of subsidiary preferred stock	11,500	—
Payment of subsidiary preferred stock issuance costs	(176)	—

Net cash provided by (used in) financing activities	(34,492)	921,588

Net increase in cash and cash equivalents	322	18,642
Cash and cash equivalents at beginning of period	12,096	90,302

Cash and cash equivalents at end of period	$12,418	$108,944

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

Initial Public Offering

On October 25, 2006, the Company completed its initial public offering (“IPO”) of 13,800,000 shares of its common stock at $18.00 per share. The Company’s registered common stock is traded in the over-the-counter market under the symbol “GHSE”.

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

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the last three quarters. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult to meet certain debt covenants and has eliminated the availability of additional borrowings under the Company’s revolving debt agreement. As a result of these trends in the industry and the company, management is implementing plans to reduce costs and preserve cash flow. This includes suspending the payment of the Company’s cash dividend, the issuance of preferred stock, the repayment of borrowings under the revolving debt agreement, the planned continued implementation of cost reduction programs, and the potential sale of non-core assets. Management believes these initiatives will provide the financial resources necessary to invest in the business and ensure the Company’s future success.

Effective October 24, 2008, the New York Stock Exchange delisted the Company’s common stock. The Company’s common stock is currently quoted in the over-the-counter market under the trading symbol “GHSE”.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Accordingly, the Company’s adoption of SFAS No. 157 in 2008 was primarily related to the valuation of its derivative instruments. The adoption of SFAS No. 157 decreased the value of the derivative instruments by $3,300 upon adoption and by $13,065 as of September 30, 2008. The Company is currently evaluating the impact of this standard with respect to its effect on nonfinancial assets and liabilities.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “ Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “ Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation on disclosure requirements which will be applied retrospectively for all periods presented. The Company does not anticipate that SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161 “ Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The principal impact from this standard will be to require the Company to expand its disclosures regarding derivative instruments.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $819, $967, $2,952 and $2,984 during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively. The income tax benefit related to share-based payments recognized in the statement of operations during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 was $321, $379, $1,156 and $1,168, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2008 was $6,617, which is expected to be recognized over a weighted average period of 2.1 years through April 2013.

(a) Restricted Share Grants

        Prior to the IPO, the Company had issued 792,500 restricted shares of its common stock (“RSGs”) to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the nine months ended September 30, 2008, an additional 266,795 RSGs were granted to Company management and employees. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control, as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company management and employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of September 30, 2008 and 2007, there were 974,843 and 1,073,500 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $13.13 and $14.64, respectively. As of September 30, 2008, the aggregate intrinsic value of unvested RSGs was $487. During the nine months ended September 30, 2008, the aggregate fair value of vested RSGs was $1,667.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2007	1,035,480	$13.87
Granted	266,795	7.45
Vested	(267,100)	10.05
Forfeited	(60,332)	14.35

Unvested at September 30, 2008	974,843	13.13

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”), requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

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

On May 9, 2005, an affiliate of Fortress Investment Group LLC, FIF III Liberty Holdings LLC (“Parent”), FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of Parent and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of Parent. The Merger was completed on June 6, 2005. The Merger resulted in a new basis of accounting under SFAS No. 141, “Business Combinations” (“SFAS No. 141”).

The Company believes the Merger was on arms’ length terms and represented the fair value of its equity on June 6, 2005. In connection with the Merger, an appraisal of certain assets and liabilities was prepared by an unrelated valuation specialist and indicated a $10.00 fair value per share for the Company’s common stock on that date.

As the Company began the process of preparing for its IPO, it developed a preliminary valuation using a discounted cash flow approach as of July 2006. The Company prepared this valuation using an estimated revenue growth rate based upon advertising rate increases considering consumer price index (“CPI”), implementation of additional online content and products and introduction of additional niche products. Additionally, the Company used an estimated annual EBITDA (adjusted to exclude certain non-cash and non-recurring items) growth rate based upon increases in revenues, cost reductions from the integration of acquisitions and improvements in cost from clustering and centralized services (“Adjusted EBITDA”).

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

(4) Acquisitions

(a) Acquisitions—2008

During the nine months ended September 30, 2008, the Company acquired 25 publications for an aggregate purchase price of approximately $25,150. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with the Company’s existing clusters. The results of operations for the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions. The purchase price allocations for these acquisitions are as follows:

Current assets	$3,355
Property, plant and equipment	5,688
Noncompete agreements	1,809
Advertising relationships	7,809
Subscriber relationships	781
Mastheads	3,435
Customer relationships	3,217
Goodwill	4,943

Total assets	31,037

Current liabilities	3,586
Long-term liabilities	2,301

Total liabilities	5,887

Net assets acquired	$25,150

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill.

For tax purposes, the amount of goodwill that is expected to be deductible is $4,925 for the newspapers acquired during the nine months ended September 30, 2008.

(b) Morris Publishing Group Newspaper Acquisitions—2007

On November 30, 2007, the Company completed its acquisition of thirty seven publications from the Morris Publishing Group for an aggregate purchase price, including working capital, of approximately $122,617. The acquisition included fifteen daily and seven weekly newspapers, as well as fifteen shopper publications serving South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company has accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The results of operations for the Morris Publishing Group newspaper acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through September 30, 2008:

Current assets	$9,439
Other assets	10,685
Property, plant and equipment	21,923
Advertising relationships	38,011
Subscriber relationships	8,341
Mastheads	12,244
Customer relationships	3,659
Goodwill	22,498

Total assets	126,800
Current liabilities	4,124
Long-term liabilities	59

Total liabilities	4,183

Net assets acquired	$122,617

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

For tax purposes, goodwill is deductible for the newspapers acquired from Morris Publishing Group as of September 30, 2008.

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

For tax purposes, goodwill is deductible for the newspapers acquired from Gannett Co., Inc. as of September 30, 2008.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $106,914 for the newspapers acquired from the Copley Press, Inc. as of September 30, 2008.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $48,454 for SureWest Directories as of September 30, 2008.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $25,357 for the newspapers acquired from the Journal Register Company as of September 30, 2008.

(g) Other Acquisitions—2007

During the year ended December 31, 2007, the Company acquired an additional 40 publications (excluding the acquisitions discussed above) for an aggregate purchase price of $27,595. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with the Company’s existing clusters. The purchase price allocations for these acquisitions are as follows:

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(h) Restructuring

As of September 30, 2008, the accrued restructuring balance was $206, which relates to on-going obligations for employee termination agreements in connection with the acquisition of the Morris Publishing Group newspapers, The Copley Press, Inc. newspapers, as well as the acquisitions of the Messenger Post. During the nine months ended September 30, 2008, the Company made payments of $708 in connection with these obligations.

During the nine months ended September 30, 2008, restructuring related expense, which is included in integration and reorganization costs on the accompanying statement of operations was $1,961. This amount relates primarily to severance expense incurred in connection with the closing of two of the Company’s printing facilities. During the nine months ended September 30, 2008, the Company made payments of $2,033 in connection with these obligations.

(i) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for the nine months ended September 30, 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc. and the newspapers from Gannett Co., Inc. had occurred on January 1, 2007. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to the following acquisitions which are not considered significant:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,156 in February of 2007;

•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,371 in February of 2007;

•	the acquisition of 37 publications from Morris Publishing Group for an aggregate purchase price of $122,617 in November of 2007; and

•	the acquisition of 25 publications for an aggregate purchase price of $25,150 during the nine months ended September 30, 2008.

	Three months ended September 30, 2007	Nine months ended September 30, 2007
	(Actual)	(Pro Forma)

Revenues	$161,294	$483,738
Net loss from continuing operations	$(9,900)	$(26,223)
Net loss per common share:
Basic	$(0.19)	$(0.61)
Diluted	$(0.19)	$(0.61)

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,971	$2,051	$2,920
Advertiser relationships	476,244	69,342	406,902
Customer relationships	8,941	833	8,108
Subscriber relationships	123,472	17,148	106,324
Trade name	5,493	870	4,623
Publication rights	345	37	308

Total	$619,466	$90,281	$529,185

Nonamortized intangible assets:
Goodwill	$387,314
Mastheads	96,247

Total	$483,561

	December 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$3,172	$1,295	$1,877
Advertiser relationships	565,663	45,097	520,566
Customer relationships	6,689	383	6,306
Subscriber relationships	146,751	10,859	135,892
Trade name	5,493	458	5,035
Publication rights	345	19	326

Total	$728,113	$58,111	$670,002

Nonamortized intangible assets:
Goodwill	$701,852
Mastheads	138,792

Total	$840,644

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 15.9 years for advertiser relationships, 13.8 years for customer relationships, 16.3 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 was $9,769, $10,863, $33,031 and $26,727, respectively. Estimated future amortization expense as of September 30, 2008 is as follows:

For the year ending December 31:
2008	$9,769
2009	39,069
2010	39,033
2011	38,912
2012	38,622
Thereafter	363,780

Total	$529,185

The changes in the carrying amount of goodwill for the period from January 1, 2008 to September 30, 2008 are as follows:

Balance at January 1, 2008	$701,852
Additions	4,943
Goodwill impairment on discontinued operations	(7,857)
Purchase and sale accounting adjustments	(16,112)
Goodwill impairment	(295,512)

Balance at September 30, 2008	$387,314

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

As part of the annual impairment assessment, as of June 30, 2008, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. While this method was consistent with the June 30, 2007 and December 31, 2007, impairment analysis, revenue declines, increased volatility of operating performance and decreased market capitalization, resulted in a reduction of the Company’s estimated fair value between the June 30, 2007, December 31, 2007 and June 30, 2008, impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $299,153 and a newspaper masthead impairment charge of $41,422 in the second quarter of 2008 based on this comparison of reporting unit carrying value to fair value. During the third quarter of 2008, the Company sold certain publications, and as a result a total of $4,479 of goodwill and masthead impairment has been reclassified to discontinued operations.

The Company considered the goodwill and masthead impairment to be an impairment indicator under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and performed an analysis of its undiscounted cash flows for amortizable intangibles. Due to reductions in operating projections within the Company’s Northeast reporting unit, an impairment charge of $102,517 was recorded related to the Company’s advertiser and subscriber relationships.

As of September 30, 2008, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

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

        The 2007 Credit Facility contains a financial covenant which requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit portion of the facility. The 2007 Credit Facility also contains covenants customarily found in loan agreements for similar transactions, including restrictions on the Borrower’s ability to incur indebtedness (which is generally permitted so long as Holdco maintains a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco’s Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) is equal to or greater than 1.0 to 1.0 and it would be permitted under the 2007 Credit Facility to incur an additional $1.00 of debt) and (ii) make restricted payments of proceeds of asset dispositions to the Company to the extent such proceeds are not required to prepay borrowings under the 2007 Credit Facility and/or cash collateralize letter of credit obligations, provided that such proceeds are used to prepay borrowings under the Company’s credit facilities used to finance acquisitions). The Borrower, in certain limited circumstances, may also designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default. There were no extensions of credit outstanding under the revolving credit portion of the facility at September 30, 2008, and, therefore, we were not required to be in compliance with the total leverage ratio covenant.

        On April 11, 2007, the Company entered into a Bridge Facility with Wachovia Investment Holdings, LLC acting as administrative agent (the “2007 Bridge Facility”). The 2007 Bridge Facility, which was repaid by the Company in full in July 2007, provided for a $300,000 term loan facility that matured on April 11, 2015. Borrowings under the 2007 Bridge Facility bore interest, at the Company’s option, at a floating rate equal to the LIBOR Rate or the Base Rate (each as defined in the 2007 Bridge Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Base Rate term loans was 1.50% and 0.50%, respectively. The 2007 Bridge Facility was secured by a first priority interest in all of the capital stock of Holdco owned by the Company and contained customary covenants and events of default. In connection with its repayment of the 2007 Bridge Facility, the Company wrote off $2,240 of deferred financing costs.

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

As of September 30, 2008, a total of $670,000, $250,000, $275,000 and $0 was outstanding under the term loan facility, the delayed draw term loan, the incremental term loan facility and the revolving credit facility portions of the 2007 Credit Facility, respectively. As of November 7, 2008, a total of $0 was outstanding under the revolving credit facility portion of the 2007 Credit Facility.

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

The 2008 Bridge Facility provided a $20,600 term loan facility subject to extensions through August 15, 2009. The 2008 Bridge Facility is secured by a first priority security interest in all present and future capital stock of Holdco owned by Holdco II and all proceeds thereof.

Borrowings under the 2008 Bridge Facility bear interest at a floating rate equal to the LIBOR Rate (as defined in the 2008 Bridge Facility), plus an applicable margin. During the first three months of the facility, until May 15, 2008 (the “First Pricing Step-Up Date”), the applicable margin was 8.00%. After the First Pricing Step-Up Date and until the nine month anniversary of the First Pricing Step-Up Date (February 15, 2009, the “Second Pricing Step-Up Date”), the applicable margin is 10.00%. After the Second Pricing Step-Up Date and until the maturity date, the applicable margin is 12.00%.

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

As of September 30, 2008, a total of $17,000 was outstanding under the 2008 Bridge Facility.

On October 17, 2008 Barclay’s granted us a waiver from compliance with the total leverage ratio covenant with respect to the quarter ending September 30, 2008. We cannot provide any assurance that we will be in compliance with this or any other covenant contained in the 2008 Bridge Facility in future periods or that Barclay’s will grant any waivers in the future.

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.9% of the Company’s outstanding Common Stock.

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Condensed Consolidated Statement of Stockholders’ Equity and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 million, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the period from July 1, 2008 to August 18, 2008, the fair value of the swap decreased by $3,378, net, of which $954 was recognized through earnings and a $1,474 decrease in fair value, net of income taxes of $950 was recognized through accumulated other comprehensive income. During the period from January 1, 2008 to August 18, 2008, the fair value of the swap decreased by $2,748, net, of which $2,383 was recognized through earnings and a $222 decrease in fair value, net of income taxes of $143 was recognized through accumulated other comprehensive income. During the three and nine months ended September 30, 2008, $1,023 and $1,044, net of taxes of $659 and $672 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated net amount to be reclassified into earnings during the next twelve months is $8,861.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On December 31, 2006, the swap was dedesignated and was redesignated on January 1, 2007. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 million, which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the period from July 1, 2008 to August 18, 2008, the effective portion of the decrease in fair value of the swap of $1,580, net of income taxes of $1,017, was recognized through accumulated other comprehensive income. During the period from January 1, 2008 to August 18, 2008, the effective portion of the decrease in fair value of the swap of $326, net of income taxes of $210 was recognized through accumulated other comprehensive income. During the three and nine months ended September 30, 2008, $596 and $958 net of taxes of $388 and $630 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated net amount to be reclassified into earnings during the next twelve months is $5,560.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended September 30, 2008, the effective portion of the increase in fair value of the swap of $605, net of income taxes of $389, was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2008, the fair value of the swap increased by $1,831, net, of which $(32) was recognized through earnings and a $1,095 increase in fair value, net of income taxes of $704 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended September 30, 2008, the fair value of the swap increased by $1,386, net, of which $81 was recognized through earnings and a $893 increase in fair value, net of income taxes of $574, was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2008, the fair value of the swap increased by $3,048, net, of which $7 was recognized through earnings and a $1,859 increase in fair value, net of income taxes of $1,196 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended September 30, 2008, the fair value of the swap increased by $1,674, net, of which $101 was recognized through earnings and a $1,081 increase in fair value, net of income taxes of $694 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2008, the fair value of the swap increased by $3,220, net, of which $3 was recognized through earnings and a $1,962 increase in fair value, net of income taxes of $1,261 was recognized through accumulated other comprehensive income.

        During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended September 30, 2008, the effective portion of the increase in fair value of the swap of $217, net of income taxes of $139 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2008, the fair value of the swap increased by $830, net, of which a gain of $38 was recognized through earnings and a $482 increase in fair value, net of income taxes of $310 was recognized through accumulated other comprehensive income.

A valuation allowance was reversed during the nine months ended September 30, 2008 related to the decrease in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $4,396 for a net tax effect of $0.

(8) Related Party Transactions

As of September 30, 2008, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 41.9% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,195,000 2007 Credit Facility as of September 30, 2008. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $8,500 of the $17,000 2008 Bridge Facility as of September 30, 2008. These amounts were purchased directly from Barclays.

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. FIF III is an affiliate of Parent.

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

(9) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2007 and the nine months ended September 30, 2008. The Company concluded during the fourth quarter of 2006 and 2007 that it was more likely than not that the Company would not fully realize the benefits of its existing deductible differences. The Company concluded that during the first three quarters of 2008, an increase to the valuation allowance of $123,889 would be necessary to offset additional deferred tax assets. Of this amount, $128,255 increase was recognized through the income statement and $4,366 reduction was recognized through accumulated other comprehensive income.

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

For the nine months ended September 30, 2008, the expected Federal tax benefit at 34% is $167,466. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $107,482 and the tax effect related to the impairment of non-deductible goodwill of $48,290.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2005 tax year and beyond.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes , an interpretation of SFAS No. 109” (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2007 and September 30, 2008, the Company had unrecognized tax benefits of approximately $4,518 and $4,253, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on the Company’s best estimate of the ultimate settlement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination.” At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities should be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized should be adjusted. The effect of those adjustments should be applied to increase or decrease the remaining balance of goodwill attributable to that acquisition. If goodwill is reduced to zero, the remaining amount of those adjustments should be applied initially to reduce to zero other noncurrent intangible assets related to that acquisition, and any remaining amount should be recognized in earnings.

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

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$128	$121	$154	$108	$384	$350	$474	$324
Interest cost	323	246	317	143	968	637	938	429
Expected return on plan assets	(378)	—	(358)	—	(1,100)	—	(1,056)	—
Special termination benefits	—	—	36	—	69	—	79	—

Total	$73	$367	$149	$251	$321	$987	$435	$753

During the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, the Company recognized a total of $440, $400, $1,308, and $1,188 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans during the nine months ended September 30, 2008:

	Pension	Postretirement
Weighted average discount rate	6.4%	6.5%
Rate of increase in future compensation levels	3.5%	—%
Expected return on assets	8.5%	—%
Current year trend	—	8.5% - 9.5%
Ultimate year trend	—	5.0% - 5.5%
Year of ultimate trend	—	2012

(11) Assets Held for Sale

As of September 30, 2008 and December 31, 2007, the Company intended to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144.

The following table summarizes the major classes of assets and liabilities held for sale at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Assets held for sale:
Accounts receivable, net	$—	$1,314
Inventory	—	152
Prepaid expenses and other current assets	—	74

Total assets held for sale	$—	$1,540

Long-term assets held for sale:
Property, plant and equipment, net	$13,664	$15,842
Intangible assets	—	7,422

Total long-term assets held for sale	$13,664	$23,264

Liabilities held for sale	$—	$623

During the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 the Company recorded a charge to operations of $118, $368, $118 and $569, related to the impairment of property, plant and equipment which was classified as held for sale as of September 30, 2007, respectively.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2008
Liabilities
Derivatives (1)		$19,508		$19,508

(1)	Derivative assets and liabilities include interest rate swaps which are measured using observable quoted prices for similar assets and liabilities. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

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

Included in cash and cash equivalents at September 30, 2008 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,044. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(14) Discontinued Operations

During the nine months ended September 30, 2008, the Company completed its sale of twelve publications (initially acquired in the Morris Publishing Group newspaper acquisition) for an aggregate purchase price of approximately $35,380. Additionally, during the nine months ended September 30, 2008, the Company completed its sale of thirteen additional publications for an aggregate purchase price of approximately $9,017.

On September 14, 2007, the Company completed its sale of The Herald Dispatch and related publications (initially acquired in the Gannett Co., Inc. acquisition) which are located in Huntington, West Virginia for a purchase price of approximately $77,000.

The net revenue during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 for the aforementioned discontinued operations was $2,989, $6,341, $14,987 and $13,752, respectively. Income (loss) before income taxes during the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 for the aforementioned discontinued operations was $(2,976), $1,603 $(11,523) and $3,229, respectively. During the nine months ended September 30, 2008, the Company recorded a charge to operations of $9,282 related to certain publications which were sold during the period.

(15) Subsequent Events

The Company was notified of a decision by NYSE Regulation, Inc. (“NYSE Regulation”) to suspend trading in GateHouse Media’s common stock prior to the market opening on Friday, October 24, 2008. This action was taken because the Company has not satisfied the New York Stock Exchange’s (“NYSE”) continued listing standard requiring the Company to maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $25 million, which is the minimum threshold for continued listing.

Effective October 24, 2008, the NYSE delisted GateHouse Media’s common stock. The Company has begun trading in the over-the-counter market under the new ticker symbol “GHSE”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of Gatehouse Media, Inc.’s and its subsidiaries (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, including but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and as set forth in Item 1A of this report. Such risks, uncertainties and other factors could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and those identified in Item 1A of this report. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which as of September 30, 2008, includes 502 community publications and more than 255 related websites and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10.0 million people on a weekly basis.

Our core products include:

•	92 daily newspapers with total paid circulation of approximately 819,000;

•	287 weekly newspapers (published up to three times per week) with total paid circulation of approximately 750,000 and total free circulation of approximately 901,000;

•	123 shoppers (generally advertising-only publications) with total circulation of approximately 2.0 million;

•	over 255 locally focused websites, which extend our franchises onto the internet; and

•	7 yellow page directories, with a distribution of approximately 810,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 111 niche publications.

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

As of September 30, 2008, Fortress beneficially owned approximately 41.9% of our outstanding common stock.

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

Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three year period from 2003 to 2006. Newsprint prices then declined in late 2006 and 2007. Newsprint prices have then risen again throughout 2008 and we expect newsprint costs to continue to increase per metric ton in 2008. We have previously experienced these upward pressures and have taken steps to mitigate some of these increases with consumption declines. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing versus the general market. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the last three quarters. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult to meet certain debt covenants and has eliminated the availability of additional borrowings under our revolving debt agreement. As a result of these trends in the industry and the Company, management is implementing plans to reduce costs and preserve cash flow. This includes suspending the payment of our cash dividend, the issuance of preferred stock, repay borrowings under the revolving debt agreement, and the planned continued implementation of cost reduction programs, and the potential sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success.

Effective October 24, 2008, the New York Stock Exchange delisted our common stock. Our common stock is currently in the over-the-counter market under the trading symbol “GHSE.” Refer to Note 15 to the financial statements included in Item 1 of this report.

General economic conditions, including declines in consumer confidence, increase unemployment levels, stock market declines, contraction of credit availability, declines in real estate values, and other trends, have impacted the markets we operated in. These changes may negatively impact advertising and other revenues sources as well as increase operating costs in the future.

Pro Forma

We have presented our operating results on a pro forma basis for the nine months ended September 30, 2007. This pro forma presentation for the nine months ended September 30, 2007 assumes that the acquisitions of the newspapers from The Copley Press Inc. and Gannett Co, Inc. and the 2007 Financings occurred at the beginning of the pro forma period. This pro forma presentation is not necessarily indicative of what our operating results would have actually been had the acquisitions of the newspapers from The Copley Press, Inc. and Gannett Co., Inc., and the 2007 Financings occurred at the beginning of the pro forma period.

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

Results of Operations

The following table summarizes our historical results of operations for the three and nine months ended September 30, 2008 and 2007 and our pro forma results of operations for the nine months ended September 30, 2007.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Nine months ended September 30, 2007
	(Actual)	(Actual)	(Actual)	(Pro forma)	(Actual)
	(in thousands)
Revenues:
Advertising	$123,821	$117,910	$374,562	$354,462	$304,244
Circulation	37,857	34,449	109,785	101,692	82,891
Commercial printing and other	9,927	8,935	30,541	27,584	23,665

Total revenues	171,605	161,294	514,888	483,738	410,800
Operating costs and expenses:
Operating costs	96,091	88,042	288,028	263,113	220,703
Selling, general and administrative	47,220	41,499	145,112	127,924	111,674
Depreciation and amortization	16,749	16,336	53,394	47,891	40,400
Integration and reorganization costs	1,636	2,904	5,846	5,357	5,357
Impairment of long-lived assets	118	368	102,635	569	569
Loss on sale of assets	4	13	210	35	35
Goodwill and mastheads impairment	—	—	336,096	—	—

Operating income (loss)	9,787	12,132	(416,433)	38,849	32,062
Interest expense	21,456	22,304	69,089	74,270	54,900
Amortization of deferred financing costs	340	511	1,504	1,145	1,714
Loss on early extinguishment of debt	—	2,240	—	2,240	2,240
Unrealized loss on derivative instrument	3,769	2,348	5,525	1,973	1,973
Other income	(41)	(6)	(5)	(234)	(214)

Loss from continuing operations before income taxes	(15,737)	(15,265)	(492,546)	(40,545)	(28,551)
Income tax benefit	(207)	(5,365)	(13,523)	(14,322)	(9,386)

Loss from continuing operations	$(15,530)	$(9,900)	$(479,023)	$(26,223)	$(19,165)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Nine Months Ended September 30, 2007

(In thousands)

	GateHouse Media (A)	Copley (B)	Gannett (C)	Adjustments (D)		Pro forma
Revenues:
Advertising	$304,244	$26,272	$28,511	$(4,565	)(1)	$354,462
Circulation	82,891	12,369	7,862	(1,430	)(1)	101,692
Commercial printing and other	23,665	2,934	2,013	(1,028	)(1)	27,584

Total revenues	410,800	41,575	38,386	(7,023)		483,738
Operating costs and expenses:
Operating costs	220,703	25,476	21,699	(4,765	)(1,2)	263,113
Selling, general and administrative	111,674	11,459	6,860	(2,069	)(1,3)	127,924
Depreciation and amortization	40,400	2,882	1,372	3,237	(1,4)	47,891
Integration and reorganization	5,357	—	—	—		5,357
Impairment of long-lived assets	569	—	—	—		569
Other expense	35	—	—	—		35

Total operating expenses	378,738	39,817	29,931	(3,597)		444,889

Operating income (loss)	32,062	1,758	8,455	(3,426)		38,849
Interest expense
Debt	54,900	—	—	19,370	(5)	74,270
Other interest expense	—	3,817	—	(3,817	)(5)	—
Amortization of deferred financing costs	1,714	—	—	(569	)(6)	1,145
Loss on early extinguishment of debt	2,240	—	—	—		2,240
Unrealized loss on derivative instrument	1,973	—	—	—		1,973
Other income	(214)	(20)	—	—		(234)

Income (loss) from operations before tax	(28,551)	(2,039)	8,455	(18,410)		(40,545)
Income tax expense (benefit)	(9,386)	(1,120)	3,391	(7,207	)(1,7)	(14,322)

Income (loss) from continuing operations	$(19,165)	$(919)	$5,064	$(11,203)		$(26,223)

Adjustments to Pro Forma Condensed Consolidated Statement of Operations

(A)	GateHouse Media, Inc.

Reflects historical unaudited consolidated statement of operations for the Company for the nine months ended September 30, 2007.

(B)	Copley

Reflects historical consolidated statement of operations for the newspapers acquired from the Copley Press Inc. for the period from January 1, 2007 to April 11, 2007

(C)	Gannett

Reflects historical consolidated statement of operations for the newspapers acquired from Gannett Co. Inc. for the period from January 1, 2007 to May 7, 2007.

(D)	Adjustments

(1)	Reflects the adjustment to eliminate the revenue and expenses related to the group of assets and liabilities from the Gannett Acquisition held for sale:

Nine months ended September 30, 2007
Revenues:
Advertising	$4,565
Circulation	1,430
Commercial printing and other	1,028
Operating costs and expenses:
Operating costs	4,221
Selling, general and administrative	1,159
Depreciation and amortization	202
Income tax expense	578

Income from operations	$863

(2)	Reflects the elimination of expenses related to the pension and postretirement plans not continued by the Company.

Nine months ended September 30, 2007
Gannett—Pension and postretirement adjustment	$544

(3)	Reflects the elimination of certain expenses related to liabilities included in the historical statement of operations of Copley and Gannett but not assumed by the Company.

Nine months ended September 30, 2007
Copley:
Pension, postretirement and other retirement plans	$729
Gannett:
Pension, postretirement and other retirement plans	181

$910

(4)	Copley:

		Remaining estimated useful life in years	Pro forma expense
Asset Category	Fair value		Nine months ended September 30, 2007
Buildings	$25,691	25	$256
Machinery & Equipment	35,845	3-10	1,043
Furniture & Fixtures	805	10	15
Auto & Trucks	2,255	5	107

Total pro forma depreciation expense			1,421

Subscriber Relationships	40,083	14	716
Advertiser Relationships	95,466	14	1,705

Total pro forma amortization expense			2,421

Total pro forma depreciation and amortization expense			$3,842

Gannett:

		Remaining estimated useful life in years	Pro forma expense
Asset Category	Fair value		Nine months ended September 30, 2007
Buildings	$10,570	25	$141
Machinery & Equipment	26,333	3-10	884
Furniture & Fixtures	483	10	16
Auto and Trucks	546	5	36

Total pro forma depreciation expense			1,077

Subscriber Relationships	26,964	16	562
Advertiser Relationships	96,503	16	2,010

Total pro forma amortization expense			2,572

Total pro forma depreciation and amortization expense			$3,649

The following tables summarize the pro forma adjustments:

	Copley	Gannett	Nine months ended September 30, 2007
Pro forma depreciation expense	$1,421	$1,077	$2,498
Pro forma amortization expense	2,421	2,572	4,993
Less: historical depreciation expense	(2,738)	(1,147)	(3,885)
Less: historical amortization expense	(144)	(23)	(167)

	$960	$2,479	$3,439

(5)	Represents adjustment to reflect the interest expense of the 2007 Financings for the periods presented. The following table illustrates the assumed interest rates and amounts of borrowings the pro forma interest expense calculation is based on. The term loan, delayed draw term loan, bridge facility and the revolving loan facility average rate is LIBOR based. The term loan and delayed draw term loan variable interest rate is effectively converted to a fixed rate loan under five interest rate swap agreements for notional amounts of $300,000, $270,000, $100,000, $250,000 and $200,000, except for a $75,000 unhedged portion of the term loan. Unused commitment fees are based on the remaining balance of the $40,000 of the total revolving credit facility. Letter of credit fees are a quarterly fee equal to the applicable margin for the LIBOR based loans on the aggregate amount of outstanding letters of credit.

	Nine months ended September 30, 2007
	Average Rate	Margin	Total Rate	Amount of borrowing	Pro forma interest expense	Less: Historical interest expense	Net adjustment to interest expense
Term Loan Facility - B	4.778%	2.00%	6.778%	$670,000	$22,708
Delayed Draw Term Loan Facility	4.971%	2.00%	6.971%	250,000	8,714
Term Loan Facility - C	5.156%	2.25%	7.406%	275,000	10,182
Bridge Facility	5.320%	1.50%	6.820%	300,000	10,230
Unused commitment fees	0.50%	—	0.500%	40,000	100
Letter of credit fees	2.00%	—	2.000%	3,269	32

					$51,966	$32,596	$19,370

Historical weighted average debt balance					$1,084,582
Weighted average interest rate					6.65%

For the nine months ended September 30, 2007, the elimination of other interest expense also included interest expense on an intercompany demand note held by the newspapers acquired from the Copley Press, Inc. of $3,817.

(6)	Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt. Reflects the net adjustment to a total deferred financing cost amount of $12,575 amortized over a weighted average life of 2.9 years as follows:

Nine months ended September 30, 2007
Pro forma deferred financing costs	$634
Less: historical costs	(1,203)

Net adjustment	$(569)

(7)	The pro forma adjustment reflects the income tax effect of pro forma adjustments. The tax effect is calculated based on a 39.15% effective tax rate.

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the three months ended September 30, 2008 and 2007.

Revenue. Total revenue for the three months ended September 30, 2008 increased by $10.3 million or 6.4% to $171.6 million from $161.3 million for the three months ended September 30, 2007. The increase in total revenue was comprised of a $5.9 million, or 5.0% increase in advertising revenue, a $3.4 million, or 9.9% increase in circulation revenue and a $1.0 million, or 11.1% increase in commercial printing and other revenue. The increase in advertising revenue was due to advertising revenue from the 2007 and 2008 acquisitions of $14.7 million. These amounts were partially offset by decreases in same store advertising revenues of $8.0 million. The same store revenue declines were primarily driven by decreases in real estate, help wanted and automotive classified advertising. The increase in circulation revenue was due to circulation revenue from the 2007 and 2008 acquisitions of $4.0 million, as well as an increase in circulation same store revenues of $1.5 million. The increase in commercial printing and other revenue was due to commercial printing and other revenue from the 2007 and 2008 acquisitions of $2.3 million. These amounts were offset by decreases in commercial printing and other same store revenues of $2.8 million.

Operating Costs. Operating costs for the three months ended September 30, 2008 increased by $8.1 million, or 9.1%, to $96.1 million from $88.0 million for the three months ended September 30, 2007. The increase in operating costs was due to operating costs of the 2007 and 2008 acquisitions of $11.5 million. The increase was partially offset by a $2.6 million decrease in payroll costs.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2008 increased by $5.7 million, or 13.8%, to $47.2 million from $41.5 million for the three months ended September 30, 2007. The increase in selling, general and administrative expenses was due primarily to selling, general and administrative expenses of the 2007 and 2008 acquisitions of $6.1 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2008 increased by $0.4 million to $16.7 million from $16.3 million for the three months ended September 30, 2007. The increase in depreciation and amortization expense was due to depreciation and amortization expense from the 2007 and 2008 acquisitions of $1.7 million. This increase was partially offset by a reduction in amortization expense due to the impairment of amortizable intangibles in the current year.

Impairment of Long-Lived Assets. During the three months ended September 30, 2008 and September 30, 2007 we incurred a charge of $0.1 million and $0.4 million related to the impairment of property, plant and equipment which was classified as held for sale at September 30, 2008 and September 30, 2007, respectively.

Interest Expense. Total interest expense for the three months ended September 30, 2008 decreased by $0.8 million, or 3.8%, to $21.5 million from $22.3 million for the three months ended September 30, 2007. The decrease was primarily due to decreases in our total outstanding debt balances.

Unrealized Loss on Derivative Instrument. During the three months ended September 30, 2008 we recorded a loss of $3.8 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the three months ended September 30, 2008 was $0.2 million compared to $5.4 million for the three months ended September 30, 2007. The change of $5.2 million was primarily due to the impact of the current year’s impairment loss on the projected effective tax rate and increase in valuation allowance.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended September 30, 2008 was $15.5 million. Net loss from continuing operations for the three months ended September 30, 2007 was $9.9 million. Our net loss from continuing operations increased due to the factors noted above.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the nine months ended September 30, 2008 and our pro forma results of operations for the nine months ended September 30, 2007.

Revenue. Total GAAP revenue for the nine months ended September 30, 2008 increased by $31.2 million, or 6.4%, to $514.9 million from the pro forma nine months ended September 30, 2007 revenue of $483.7 million. $20.1 million of the increase came from advertising revenue, $8.1 million of the increase came from circulation revenue and $3.0 million of the increase came from commercial printing and other revenue. The increase in total revenues of $31.2 million was driven primarily by revenues from the 2007 and 2008 acquisitions of $60.0 million. This 2007 and 2008 acquisition related revenue increase was partially offset by the loss of a third party printing contract not assumed in the acquisition of the Copley Press, Inc. of $0.7 million. Excluding the revenue increases of $60.0 million from the 2007 and 2008 acquisitions and the revenue declines of $0.7 million from the printing contract not assumed, same store revenues were down $25.6 million or 4.6%. The same store revenue declines were primarily driven by decreases in real estate, help wanted and automotive classified advertising.

Operating Costs. Operating costs for the nine months ended September 30, 2008 increased by $24.9 million, or 9.5%, to $288.0 million from $263.1 million for the nine months ended September 30, 2007. The increase in operating costs was primarily due to operating costs of the 2007 and 2008 acquisitions of $32.5 million. These amounts were partially offset by decreased newsprint expenses of $5.2 million.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased by $17.2 million, or 13.4%, to $145.1 million from $127.9 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses was primarily due to selling general and administrative expenses of the 2007 and 2008 acquisitions of $18.6 million.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 increased by $5.5 million to $53.4 million from $47.9 million for the nine months ended September 30, 2007. Depreciation and amortization expense increased primarily due to depreciation and amortization expense of the 2007 and 2008 acquisitions of $6.5 million.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2008, we recorded a $102.5 million impairment on our advertiser and subscriber relationships due to reductions in our operating projections within our Northeast reporting unit. During the nine months ended September 30, 2007 we incurred a charge of $0.6 million related to the impairment of property, plant and equipment which was classified as held for sale at September 30, 2007.

Goodwill and Mastheads Impairment. During the nine months ended September 30, 2008, we recorded a $336.1 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the second quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the nine months ended September 30, 2008 decreased by $5.2 million or 7.0% to $69.1 million from $74.3 million for the nine months ended September 30, 2007. The decrease was primarily due to decreases in our total outstanding debt balances, primarily our $300.0 million 2007 Bridge Agreement which was repaid in July 2007.

Unrealized Loss on Derivative Instrument. During the nine months ended September 30, 2008 we recorded a loss of $5.5 million due to ineffectiveness related to several of our interest rate swaps, which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2008 was $13.5 million compared to $14.3 million for the nine months ended September 30, 2007. The change of $0.8 million was primarily due to an increase in our pre-tax loss, partially offset by an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 30, 2008 was $479.0 million. Net loss from continuing operations for the nine months ended September 30, 2007 was $26.2 million. Our net loss from continuing operations increased due to the factors noted above.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the nine months ended September 30, 2008 and 2007.

Revenue. Total revenue for the nine months ended September 30, 2008 increased by $104.1 million, or 25.3%, to $514.9 million from $410.8 million for the nine months ended September 30, 2007. The increase in total revenue was comprised of a $70.3 million, or 23.1%, increase in advertising revenue, a $26.9 million, or 32.4%, increase in circulation revenue and a $6.9 million, or 29.1%, increase in commercial printing and other revenue. The increase in advertising revenue was primarily due to advertising revenue from the Copley acquisition and the Gannett acquisition of $23.0 million and $22.0 million, respectively. The increase in advertising revenue was also due to advertising revenue from the 2007 and 2008 acquisitions of $44.6 million. These amounts were partially offset by decreases in same store advertising revenues of $23.9 million. The same store revenue declines were primarily driven by decreases in real estate, help wanted and automotive classified advertising. The increase in circulation revenue was primarily due to circulation revenue from the Copley acquisition and the Gannett acquisition of $11.8 million and $6.6 million, respectively. The increase in circulation revenue was also due to circulation revenue from the 2007 and 2008 acquisitions of $9.0 million as well as an increase in circulation same store revenues of $2.4 million. The increase in commercial printing and other revenue was primarily due to revenue from the Copley acquisition and the Gannett acquisition of $1.6 million and $1.2 million, respectively. The increase in commercial printing and other revenue was also due to commercial printing and other revenue from the 2007 and 2008 acquisitions of $6.4 million. These amounts were partially offset by decreases in commercial printing and other same store revenues of $4.1 million.

Operating Costs. Operating costs for the nine months ended September 30, 2008 increased by $67.3 million, or 30.5%, to $288.0 million from $220.7 million for the nine months ended September 30, 2007. The increase in operating costs was primarily due to operating costs of the Copley acquisition and the Gannett acquisition of $22.7 million and $15.8 million, respectively. The increase in operating costs was also due to operating costs of the 2007 and 2008 acquisitions of $32.5 million.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased by $33.4 million, or 30.0%, to $145.1 million from $111.7 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the Copley acquisition and the Gannett acquisition of $6.5 million and $6.2 million, respectively. The increase in selling general and administrative expenses was also due to selling general and administrative expenses of the 2007 and 2008 acquisitions of $18.6 million.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 increased by $13.0 million to $53.4 million from $40.4 million for the nine months ended September 30, 2007. Depreciation and amortization expense increased due to depreciation and amortization of the Copley acquisition and the Gannett acquisition of $3.7 million and $3.9 million, respectively. The increase in depreciation and amortization expense was also due to depreciation and amortization expense of the 2007 and 2008 acquisitions of $6.5 million.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2008, we recorded a $102.5 million impairment on our advertiser and subscriber relationships due to reductions in our operating projections within our Northeast reporting unit. During the nine months ended September 30, 2007 we incurred a charge of $0.6 million related to the impairment of property, plant and equipment which was classified as held for sale at September 30, 2007.

Goodwill and Mastheads Impairment. During the nine months ended September 30, 2008, we recorded a $336.1 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the third quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the nine months ended September 30, 2008 increased by $14.2 million or 25.8% to $69.1 million from $54.9 million for the nine months ended September 30, 2007. The increase was primarily due to increases in our total outstanding debt balances.

Unrealized Loss on Derivative Instrument. During the nine months ended September 30, 2008 we recorded a loss of $5.5 million due to ineffectiveness related to several of our interest rate swaps, which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2008 was $13.5 million compared to $9.4 million for the nine months ended September 30, 2007. The change of $4.1 million was primarily due to an increase in our pre-tax loss, partially offset by an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

        Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 30, 2008 was $479.0 million. Net loss from continuing operations for the nine months ended September 30, 2007 was $19.2 million. Our net loss from continuing operations increased due to the factors noted above.

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

On October 17, 2008 Barclay’s granted us a waiver from compliance with the total leverage ratio covenant with respect to the quarter ended September 30, 2008. We cannot provide any assurance that we will be in compliance with this or any covenant contained in the 2008 Bridge Facility in future periods or that Barclay’s will grant any waivers in the future.

In August and September 2008, we completed the sale of several publications for approximately $35.0 million.

As of November 3, 2008 a total of $0 was outstanding under the revolving credit facility portion of the 2007 Credit Facility.

On August 8, 2008, FIF III Liberty Holdings LLC (“FIF III”) executed a Subscription Agreement whereby it irrevocably committed to purchase by August 25, 2008 an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.9% of our outstanding Common Stock.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain quarterly financial tests, including a total leverage ratio, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions including, among other things, acquisitions of assets and disposition of assets. There were no extensions of credit outstanding under the revolving credit portion of the facility at September 30, 2008, and, therefore, we were not required to be in compliance with the total leverage ratio covenant.

Continued compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience, in the prior periods as well as our ability to address other risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented and amended by the risk factors that were included in our Quarterly Report for the quarterly period ended June 30, 2008 and in Item IA of this report. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash provided by operating activities	$22,266	$41,070
Cash provided by (used in) investing activities	12,548	(944,016)
Cash provided by (used in) financing activities	(34,492)	921,588

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 30, 2008 and September 30, 2007.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2008 was $22.3 million, a decrease of $18.8 million when compared to the $41.1 million of cash provided by operating activities for the nine months ended September 30, 2007. This $18.8 million decrease was the result of a decrease in cash provided by working capital of $8.1 million and an increase in net loss from continuing operations of $459.9 million, partially offset by an increase in non-cash charges of $449.2 million.

The $8.1 million decrease in cash provided by working capital for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 is primarily attributable to a decrease in accrued interest and other accrued expenses.

The $449.2 million increase in non-cash charges primarily consisted of a $336.1 million goodwill and masthead impairment charge in 2008, an increase in impairment of long-lived assets charge of $102.1 million in 2008, an increase in depreciation and amortization of $13.0 million and a $3.6 million increase in unrealized loss on derivative instrument, partially offset by a decrease in deferred income tax liabilities of $2.7 million and a decrease in pension and other post-retirement obligations of $1.1 million.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2008 was $12.5 million. The net cash provided by investing activities resulted from $45.7 million from the sale of publications and other assets, which were partially offset by $25.6 million, net of cash acquired, used for acquisitions and $7.5 million used for capital expenditures.

Net cash used in investing activities for the nine months ended September 30, 2007 was $944.0 million. During the nine months ended September 30, 2007, we used $1,015.0 million, net of cash acquired, for acquisitions and $5.9 million for capital expenditures, which uses were partially offset by proceeds of $77.0 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2008 was $34.5 million. The net cash used in financing activities resulted from the payment of dividends of $34.7 million, repayment of $19.5 million of short term debt and notes payable, and a net repayment of $11.0 million of borrowing under the Revolver, partially offset by borrowings under short term debt of $19.5 million and the issuance of subsidiary preferred stock of $11.3 million, net of issuance costs.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $921.6 million. The net cash provided by financing activities resulted from borrowings of $1,495.0 million under the 2007 Credit Facility and the issuance of common stock of $331.6 from the secondary offering, net of underwriters’ discount and offering costs, partially offset by the repayment of $858.0 million of borrowings under the 2006 Credit Facility, payment of dividends of $39.6 million, and payment of $7.5 million of debt issuance costs in connection with the 2007 Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2007 to September 30, 2008.

Accounts Receivable. Accounts receivable decreased $11.8 million from December 31, 2007 to September 30, 2008, of which $9.6 million relates to lower revenue recognized in the first nine months of 2008 compared to 2007, $4.7 million from discontinued operations, partially offset by $2.5 million acquired from acquisitions during the first nine months of 2008.

Property, Plant, and Equipment. Property, plant, and equipment decreased $6.4 million during the period from December 31, 2007 to September 30, 2008, of which $4.5 million relates to assets sold and held for sale and depreciation of $20.4 million. These decreases in property, plant, and equipment were partially offset by $5.7 million in purchase accounting adjustments from acquisitions in 2007, $5.7 million was acquired from acquisitions during the first nine months of 2008, and $7.5 million was used for capital expenditures.

Goodwill. Goodwill decreased $314.5 million from December 31, 2007 to September 30, 2008, of which $295.5 million relates to an impairment charge, $19.5 million from assets sold, and $4.5 million is related to purchase accounting adjustments from acquisitions in 2007. These decreases in goodwill were partially offset by $5.0 million acquired from acquisitions consummated during the first nine months of 2008.

Intangible Assets. Intangible assets decreased $183.4 million from December 31, 2007 to September 30, 2008, of which $143.1 million relates to an impairment charge, amortization of $33.0 million, and assets sold of $24.3 million. These decreases in intangible assets were partially offset by $17.1 million of acquisitions consummated during the first nine months of 2008.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $9.6 million from December 31, 2007 to September 30, 2008 of which $44.2 million came from assets sold during the first nine months of 2008, partially offset by $34.6 million from assets classified as held for sale during the first nine months of 2008. Assets held for sale as of September 30, 2008 consist primarily of real estate for which the Company has sale agreements in place.

Short-term Debt . Short-term debt increased $17.0 million from December 31, 2007 to September 30, 2008, of which $20.6 million relates to borrowings which were partially offset by $3.6 million of repayments under the Barclays Credit Agreement.

Dividend Payable. Dividend payable decreased $23.1 million from December 31, 2007 to September 30, 2008 from the payment of dividends of $34.7 million, partially offset by dividends declared of $11.6 million.

Long-Term Debt. Long-term debt decreased $11.0 million from December 31, 2007 to September 30, 2008 from the repayment of $11.0 million under the Revolver.

Long-Term Liabilities, Less Current Portion. Long-term liabilities, less current portion, increased $12.9 million from December 31, 2007 to September 30, 2008, which resulted primarily from the issuance of preferred stock in a subsidiary in the amount of $11.5 million.

Deferred Income Taxes. Deferred income taxes decreased $13.4 million from December 31, 2007 to September 30, 2008, of which $13.4 million was primarily attributable to the net decrease in fair value of the derivative financial instruments and the tax provision.

Derivative Instruments. Derivative instruments decreased $24.6 million from December 31, 2007 to September 30, 2008, due to changes in the fair value measurement of our interest rate swaps and the termination of $570 million notional amount of interest rate swaps.

Additional Paid-in Capital. Additional paid-in capital increased $2.9 million from December 31, 2007 to September 30, 2008, which resulted from non-cash compensation of $2.9 million.

Accumulated Deficit. Accumulated deficit increased $502.1 million from December 31, 2007 to September 30, 2008 from declaration of dividends of $11.6 million and a net loss of $490.5 million.

Contractual Commitments

The changes to our contractual commitments as of September 30, 2008 compared to December 31, 2007 relate to the consummation of our 2008 Bridge Facility.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(in thousands)
Loss from continuing operations	$(15,530)	$(9,900)	$(479,023)	$(19,165)
Income tax benefit	(207)	(5,365)	(13,523)	(9,386)
Unrealized loss on derivative instrument	3,769	2,348	5,525	1,973
Loss on early extinguishment of debt	—	2,240	—	2,240
Amortization of deferred financing costs	340	511	1,504	1,714
Interest expense	21,456	22,304	69,089	54,900
Impairment of long-lived assets	118	368	102,635	569
Depreciation and amortization	16,749	16,336	53,394	40,400
Goodwill and mastheads impairment	—	—	336,096	—

Adjusted EBITDA from continuing operations	$26,695 (a)	$28,842 (b)	$75,697 (c)	$73,245 (d)

(a)	Adjusted EBITDA for the three months ended September 30, 2008 included net expenses of $5,082 which are one-time in nature or non-cash compensation. Included in these net expenses of $5,082 is non-cash compensation and other expense of $3,323, non-cash portion of postretirement benefits expense of $119, integration and reorganization costs of $1,636 and a $4 loss on the sale of assets.

Adjusted EBITDA also does not include $897 from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended September 30, 2007 included net expenses of $6,884, which are one-time in nature or non-cash compensation. Included in these net expenses of $6,884 is non-cash compensation and other expense of $3,967, integration and reorganization costs of $2,904 and a $13 loss on the sale of assets.

Adjusted EBITDA also does not include $2,660 from SureWest Directories due to the impact of purchase accounting and $1,684 from our discontinued operations.

(c)	Adjusted EBITDA for the nine months ended September 30, 2008 included net expenses of $21,138 which are one-time in nature or non-cash compensation. Included in these net expenses of $21,138 is non-cash compensation and other expense of $14,070, non-cash portion of postretirement benefits expense of $1,012, integration and reorganization costs of $5,846, and a $210 loss on the sale of assets.

Adjusted EBITDA also does not include $3,894 from our discontinued operations.

(d)	Adjusted EBITDA for the nine months ended September 30, 2007 included net expenses of $13,188 which are one-time in nature or non-cash compensation. Included in these net expenses of $13,188 is non-cash compensation and other expense of $7,128, non-cash portion of postretirement benefits expense of $668, integration and reorganization costs of $5,357 and a $35 loss on the sale of assets.

Adjusted EBITDA also does not include $6,748 from SureWest Directories due to the impact of purchase accounting and $3,475 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570 million. At September 30, 2008, after consideration of the interest rate swaps described below, $625 million of the remaining principal amount of our term loans are subject to floating interest rates.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

We have updated and amended the risk factors that were included in our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented and amended by the risk factors that were included in our Quarterly Report for the quarterly period ended June 30, 2008.

Each of the risk factors set forth below, as well as those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report for the quarterly period ended June 30, 2008, as applicable, could materially adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock.

Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

Updates to Risk Factors Contained in Prior Filings

Our indebtedness could adversely affect our financial health and reduce the funds available to us for corporate purposes.

We have a significant amount of indebtedness. At September 30, 2008, we had total indebtedness of approximately $1.2 billion under our 2007 Credit Facility. Our interest expense for the nine months ended September 30, 2008 was $69.1 million. Additionally, we had $17.0 million in short term debt outstanding as of September 30, 2008 under the bridge facility with Barclay’s Capital that we incurred in connection with our acquisition of newspapers from the Dover Post and $10.0 million of short term debt outstanding as of September 30, 2008 pursuant to a seller note.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our outstanding indebtedness, thereby reducing the funds available to us for other purposes;

•	our flexibility to react to changes in our industry and economic conditions generally may be limited;

•

our substantial degree of leverage could make us more vulnerable in the event of additional deterioration in general economic conditions or other adverse events in our business or the geographic markets that we serve;

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

In addition, our 2007 Credit Facility contains, and our other indebtedness contains, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our 2007 Credit Facility or in the agreements governing our other indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our 2007 Credit Facility or our other indebtedness. If we were unable to repay those amounts, the lenders under our 2007 Credit Facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our 2007 Credit Facility or our other indebtedness, our assets may not be sufficient to repay in full such indebtedness.

By way of example, on October 17, 2008 Barclay’s Capital granted us a waiver for the quarter ended September 30, 2008 of compliance with the total leverage ratio covenant contained in that certain Bridge Credit Agreement among GateHouse Media, Inc., GateHouse Media Intermediate Holdings, Inc. and Barclay’s Capital dated February 15, 2008. Such bridge facility provides for a $20.6 million term loan facility and is described in greater detail in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Report. We can provide no assurances that we will be in compliance with this or any other covenant contained in the Bridge Credit Agreement or our other financing arrangements in future periods or that Barclay’s or our other lenders will grant any waivers in the future.

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

New Risk Factors

Our common stock was delisted from the New York Stock Exchange and now is trading in the over-the-counter market.

Effective October 24, 2008, the New York Stock Exchange delisted our common stock. Our common stock is currently quoted on the Pink Sheets Electronic Quotation Service, or “pink sheets”, in the over-the-counter market under the trading symbol “GHSE”. No assurance can be given that our common stock will continue to be traded on any stock market, that any broker will make a market in our common stock, or that any active trading market in our common stock will continue. Broker-dealers often decline to trade in “pink sheet” stocks given that (i) the market for such securities is often limited, (ii) such securities are generally more volatile, and (iii) the risk to investors is generally greater. Moreover, additional requirements with which broker-dealers must comply generally make it more difficult for such broker-dealers to recommend that their customers buy securities traded on the “pink sheets.” Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and media coverage of our company is reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We cannot provide any assurance that, even if our common stock continues to be listed or quoted on the pink sheets or another market or system, the market for our common stock will be as liquid as it was prior to the delisting of our common stock from the NYSE. This relative lack of liquidity also could make it even more difficult for us to raise capital in the future. In addition, our delisting from the NYSE may have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

Companies which are quoted on the pink sheets are not subject to corporate governance requirements in order for their shares to be quoted. As a result, our stockholders have less protection from conflicts of interest, related party transactions and similar matters.

Our common stock currently trades as an over-the-counter security on the “pink sheets.” Corporate governance requirements are not imposed on companies quoted on the pink sheets. As a result of our delisting from the NYSE, we are not required to comply with any, and our stockholders no longer have the protection of, various NYSE corporate governance requirements, including among others:

•	the requirement that a majority of our board of directors consist of independent directors;

•	the requirement that a minimum of three members of our board of directors consist of independent directors;

•

the requirement that we have an audit committee, a nominating committee and a compensation committee, in each case that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement for an annual performance evaluation of the audit, nominating and compensation committees; and

•	the requirement that our stockholders must be given the opportunity to vote on equity-compensation plans and material revisions thereto.

We do not anticipate paying additional dividends for the foreseeable future.

We suspended the payment of quarterly cash dividends commencing with the second quarter of 2008 and do not anticipate paying any cash dividends on, or making repurchases of, our common stock in the foreseeable future. We intend to retain future earnings, if any, to reduce leverage and increase liquidity, finance the expansion of our operations and for general corporate purposes. In addition, covenants in our 2007 Credit Facility and other Credit Facilities restrict our ability to pay dividends and make certain other payments.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with manufacturing and distributing products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

*10.1	Employment Agreement dated as of February 4, 2008 by and between GateHouse Media, Inc. and Mark Maring.	x

*10.2	Indemnification Agreement dated as of August 19, 2008 by and between GateHouse Media, Inc. and Mark Maring in the form previously filed.		S-1/A	10.6	October 11, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Interim Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications.	x

*	Asterics identify management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: November 7, 2008	/s/ Mark Maring
Mark Maring
Interim Chief Financial Officer