Form 10-K
period 2008-12-31
GateHouse Media, Inc.
filed 2009-03-13
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.01 par value per share

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $61.6 million. The market value calculation was determined using a per share price of $2.46, the price at which the registrant’s common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 9, 2009, 58,087,420 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2009 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

GATEHOUSE MEDIA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

•	“2007 Credit Facility” refers to the amendment and restatement of the 2006 First Lien Facility that was entered into on February 27, 2007;

•	“2007 Financings” refers to the financing transactions contemplated by the 2007 Credit Facility, the First Amendment and the Bridge Facility;

•	“2008 Bridge Facility” refers to the Bridge Credit Agreement entered into with Barclays Capital on February 15, 2008;

•	“Barclays” refers to Barclays Capital;

•	“Bridge Facility” refers to the bridge term loan credit facility that was entered into on April 11, 2007;

•	“Bridge Loan” refers to the proceeds of the Bridge Facility;

•	“Copley” refers to The Copley Press, Inc.;

•

“Copley Acquisition” refers to the acquisition by us of all the stock of certain wholly-owned subsidiaries of Copley and the acquisition by us of certain assets, and the assumption of certain liabilities, of Copley which, taken together, comprised Copley’s midwest (Ohio and Illinois) operations and business;

•	“CP Media” and “CNC” refer to CP Media, Inc. and its predecessor entities;

•	“CP Media Acquisition” and “CNC Acquisition” refer to the acquisition by us of substantially all of the assets, and assumption of certain liabilities, of CP Media;

•	“Dover” refers to The Dover Post Co.;

•

“Dover Acquisition” refers to the acquisition by us of substantially all of the assets, and assumption of certain liabilities of the newspapers and related publications and websites owned by The Dover Post Co.;

•	“Enterprise” refers to Enterprise NewsMedia, LLC and its subsidiaries and predecessor entities;

•	“Enterprise Acquisition” refers to the acquisition by us of all of the equity interests of Enterprise;

•	“First Amendment” refers to the amendment to the 2007 Credit Facility that was entered into on May 7, 2007;

•	“First Waiver” refers to the waiver of compliance with the leverage ratio covenant granted by Barclays Capital on October 17, 2008 with respect to the 2008 Bridge Facility;

•	“Fortress” refers to Fortress Investment Group LLC and certain of its affiliates, including certain funds managed by it or its affiliates;

•	“GAAP” refers to U.S. generally accepted accounting principles;

•	“Gannett” refers to Gannett Co., Inc.;

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

•	“Second Amendment” refers to the amendment to the 2007 Credit Facility that was entered into on February 3, 2009;

•	“Second Waiver and Amendment” refers to the waiver of compliance with the leverage ratio covenant and amendment of 2008 Bridge Facility entered into on February 12, 2009;

•	“Successor” refers to GateHouse after the consummation of the Merger;

•	“Successor Period” refers to the period after the consummation of the Merger;

•	“SureWest” refers to SureWest Directories; and

•	“SureWest Acquisition” refers to the acquisition by us of all the equity interests of SureWest.

Any data set forth anywhere in this report on Form 10-K regarding the number of our products, circulation, facilities, markets or employees is as of December 31, 2008, unless otherwise indicated.

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

General Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 506 community publications and more than 250 related websites and seven yellow page directories, serves over 239,000 business advertising accounts and reaches approximately 10 million people on a weekly basis. All data contained in this report regarding the number of our products, circulation, facilities or employees is as of December 31, 2008, unless otherwise indicated.

Our core products include:

•	91 daily newspapers with total paid circulation of approximately 789,000;

•	294 weekly newspapers (published up to three times per week) with total paid circulation of approximately 686,000 and total free circulation of approximately 1 million;

•	121 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.9 million;

•	over 250 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. During the last twelve months, we created approximately 81 niche publications.

Our print and online products focus on the local community from both a content and advertising standpoint. As a result of our focus on small and midsize markets, we are usually the primary, and sometimes, the sole, provider of comprehensive and in-depth local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant and of interest to our audience such as local news and politics, community and regional events, youth sports, opinion and editorial pages, and local schools.

More than 74% of our daily newspapers have been published for more than 100 years and 97% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

We have a history of growth through acquisitions and new product launches. Since our inception, we have acquired 420 daily and weekly newspapers, shoppers and directories. This strategy has been a critical component of our growth. We believe we have demonstrated an ability to successfully integrate acquired publications and improve their performance through sound management, including revenue generating and direct cost saving initiatives. The current economic environment, however, will limit our ability to grow through acquisition in the near-term future. As a result we are more focused on cost reductions and de-levering opportunities. Longer-term, given our scale, we see significant opportunities to continue our acquisition and integration strategy within the highly fragmented local media industry.

We operate in 385 markets across 21 states. A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and provide consistent management. We share best practices across our organization, giving each publication the benefit of proven and executable revenue producing and cost saving initiatives. We regionally cluster functions such as ad composition, bookkeeping and production and give each publication in a cluster access to top quality production equipment, which we believe enables us to cost-efficiently provide superior products and service to our customers. In addition, we believe that our size allows us to achieve economies of scale in the purchase of insurance, newsprint and other supplies. We believe that these advantages, together with the generally lower overhead costs associated with operating in small and midsize markets, allow us to generate industry leading profit margins.

Compared with the industry as a whole, our advertising revenue tends to be less volatile, especially during economic downturns, such as the one we are currently experiencing. We believe that our relatively low advertising revenue volatility is a result of our geographic diversity, with our revenues coming from markets across 21 states, the large number of products we publish and our fragmented, diversified local advertising customer base. We believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels in which to reach the local audience. We believe we are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

Industry Overview

We operate in what is sometimes referred to as the “hyper-local” or community market within the media industry. Media companies that serve this segment provide highly focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique nature of their content, community publications compete to a limited extent for advertising customers with other forms of media, including: direct mail, directories, radio, television, outdoor advertising and the internet. We believe that local print publications are the most effective medium for local retail advertising, which emphasizes the price of goods in an effort to move inventory on a regular basis, in contrast to radio, broadcast and cable television, which are generally used for image or branding advertising. In addition, local print publications generally have the highest local audience penetration rates, which allows local advertisers to get their message in front of a large portion of the local audience.

Locally focused media in small and midsize communities is distinct from national and urban media delivered through outlets such as television, radio, metropolitan and national newspapers and the internet. Larger media outlets tend to offer broad based information to a geographically scattered audience, which tends to be more of a commodity. In contrast, locally oriented media outlets deliver a highly focused product that is often the only source of local news and information in the market it serves. Our segment of the media industry is also characterized by high barriers to entry, both economic and social. Small and midsize communities can generally only sustain one newspaper. Moreover, the brand value associated with long-term reader and advertiser loyalty, and the high start-up costs associated with developing and distributing content and selling advertisements, help to limit competition.

Advertising Market

The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals who reside in the market that a publication serves. By combining paid circulation publications with total market coverage publications such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change due to the internet and the wide array of available information sources, we have seen mass advertisers shift their focus toward targeted local advertising. Moreover, in addition to printed products, the majority of local publications have an online presence that further leverages the local brand and ensures higher penetration into a given market, as well as better ability to service the needs of local advertisers.

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

We believe local publications are well positioned to capitalize on their existing market franchise and grow their total audience base by publishing proprietary local content online. Local online media sites now include classifieds, directories of business information, local advertising, databases and most recently, audience-contributed content. This additional community-specific content will further extend and expand both the reach and the brand of the publications with readers and advertisers. We believe that building a strong local online business extends the core audience of a local publication.

The opportunity created by the extension of the core audience makes local online advertising an attractive complement for existing print advertisers while opening up new opportunities to attract local advertisers that have never advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they typically are not significant advertisers in community publications, we believe the internet offers them a powerful medium to reach targeted local audiences.

Circulation

Overall daily newspaper circulation, including national and urban newspapers has been declining steadily over the past several years. Small and mid-size local market newspapers have tended to have smaller declines and more stability in their paid circulation volumes due to the relevant and unique hyper-local news they produce. In addition, this unique and valuable hyper-local content allows smaller market newspapers to continue to be able to raise prices, leading to stable circulation revenues.

Our Strategy

We plan to maximize our revenue and cash flow per share potential in the existing economic and industry climate through a combination of (i) organic growth in our existing portfolio, (ii) taking advantage of cost reductions and de-leveraging opportunities, and (iii) the realization of economies of scale and operating efficiencies. Longer term, given our scale, we see significant opportunities to continue our previous acquisition and integration strategy. The key elements of our strategy are:

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

Strengthening our Balance Sheet and Managing our Operations. In the near future, our focus will be on strengthening our balance sheet and managing our operations. From an operations standpoint, we intend to continue to invest in our online business, which is our fastest growing segment. With our revolving credit facility balance at zero and no amortization on our long term credit facility that matures in 2014, we have increased flexibility to allow us to use available cash generated from operations to strengthen the balance sheet, build liquidity, and put ourselves in a position to potentially take advantage of the dislocation in the markets, particularly with regard to valuations.

We will also invest in our sales staffs in order to capture new or additional revenues and market share. We will also continue to aggressively pursue cost reductions on our controllable expenses and look for ways to manage inflationary pressures and to become more efficient.

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

Pursue a Content-Driven Internet Strategy. We believe that we are well-positioned to increase our online penetration and generate additional online audience and revenues due to both our ability to deliver unique local content and our relationships with readers and advertisers. We believe this presents an opportunity to increase our overall audience penetration rates and advertising market share in each of the communities we serve. We expect that centralizing our technology and building a network of websites will allow us to aggregate classified advertisements and build online classified products in areas such as real estate, automotive and recruitment. We will also have the ability to sell online display advertising and online video advertising locally and nationally. Finally, we intend to share content across our organization within this network in order to give each of our publications access to technology, online management expertise, content and advertisers that they may not have been able to obtain or afford if they were operating independently.

Increase Sales Force Productivity. We aim to continue to increase the productivity of our sales force and, in turn, help maximize advertising revenues. Our approach includes ongoing company-wide training of sales representatives and sales managers with training programs that focus on strengthening their ability to gather relevant demographic information, present to customers, understanding multi-media and product portfolio sales, effectively utilize time and close on sales calls. Our training includes sharing “best practices” of our most successful account representatives. Finally, for managers, we have created a “train the trainer” program to enable our clusters to effectively propagate our training programs. We regularly evaluate the performance of our sales representatives and sales management and implement contests and other incentive compensation programs. We also regularly evaluate our advertising rates to ensure that we are maximizing revenue opportunities. We believe that better accountability and measurement of our sales force when combined with training and access to better demographic and marketing information will lead to greater productivity and revenue from our sales force.

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

The following table sets forth information regarding our publications.

	Number of Publications			Circulation (1)
Operating Region	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Northeast	9	117	9	375,618	528,913	904,531
Western	23	77	37	538,820	628,005	1,166,825
Northern Midwest	21	17	31	129,768	574,640	704,408
Southern Midwest	28	46	23	270,720	660,365	931,085
Atlantic	10	37	21	160,166	517,972	678,138

Total	91	294	121	1,475,092	2,909,895	4,384,987

(1)	Circulation statistics are estimated by our management as of December 31, 2008, except that audited circulation statistics, to the extent available, are utilized as of the audit date.

Northeast Region. We are one of the largest community newspaper publishers in New England by number of daily publications, serving 118 communities in markets across eastern Massachusetts and Norwich, Connecticut. Our three largest daily newspapers are located in our Northeast region: The Patriot Ledger (founded in 1837 with circulation of 47,796), the Enterprise (founded in 1880 with circulation of 28,795) and the MetroWest Daily News (founded in 1897 with circulation of 20,961).

Many of the towns within our Northeast region were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our Northeast region has 35 daily and weekly newspapers that are over 100 years old.

Our publications serve some of the most demographically desirable communities in New England. The Boston DMA is the seventh largest market in the United States with 2.4 million households and 6.2 million people, and ranks first nationally in concentration of colleges and universities.

Massachusetts boasts more than one million households in the region earning greater than $75,000, and a 62% homeownership rate. This upscale demographic provides a desirable market for advertisers. We reach 1.7 million readers in the Eastern Massachusetts market.

Eastern Massachusetts is also widely recognized as an employment center for leading industries such as technology, biotechnology, healthcare and higher education. Many of the region’s leading employers are located in the communities served by our Northeast region’s publications.

Our Norwich, Connecticut property brings some stability to our Northeast region as the Eastern Connecticut economy differs from the nation and New England markedly. Primary economic drivers include casinos, military submarine manufacture and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.

The following table sets forth information regarding our publications and production facilities in the Northeast region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	8	116	7	3
Connecticut	1	1	2	1

Total	9	117	9	4

Western Region. Our Western region encompasses Illinois, parts of Minnesota, California, Colorado and a total of 23 daily, 77 weekly newspapers and 37 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across the region.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. Major daily newspapers in Rockford, Peoria, and the state capitol of Springfield coupled with the southern and western Chicago suburbs and community coverage across the state make us the largest publishing company in Illinois. 20 paid daily newspapers, 50 paid weekly newspapers, 12 free weekly papers, and 28 shoppers provide inclusive coverage across our three main clusters which are further supported by 10 print production facilities.

The suburban Chicago cluster publishes 25 weekly newspapers and one shopper publication in the southern and western suburbs. Coupled with these publications is the door-to-door Independent Delivery System which offers targeted delivery to over 2 million households per week in the nine county suburban Chicago cluster.

Approximately 85 miles to the west of the Chicago suburban cluster is the Rockford Register Star supported by its over 51,076 daily paid circulation base and ancillary products such as BusinessRockford.com, Espejo and the Star Shopper.

The western cluster of Illinois is composed of 6 daily, 13 weekly, and 10 shopper publications. The Peoria Journal Star with its daily paid circulation of approximately 62,745 has also provided print efficiencies to neighboring publications. This coupled with the print capacities of our Galesburg print facility located at the Galesburg Register Mail has enhanced print and distribution levels. The market we serve includes manufacturing facilities for Caterpillar and John Deere, higher education including Bradley University, Monmouth College, Knox College, and Western Illinois University, various health care centers and providers, and agricultural concerns such as Pioneer and Monsanto.

The Springfield State Journal-Register with a daily paid circulation of over 49,042 covers the state capital of Illinois and begins coverage of the southern cluster of Illinois. Further south, the SI Trader with its paid weekly circulation of 16,323 adds further support to the additional 8 daily newspapers, 15 paid weekly publications, and 9 weekly shoppers throughout this section of the state.

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

La Junta in the Southeastern part of the state represents the Colorado properties. Along with La Junta we also serve Bent County and Fowler and produce the weekly agricultural newspaper, The Ag Journal.

We are represented in California by two daily newspapers in Ridgecrest and Yreka, five paid weekly papers in Dunsmuir, Mt. Shasta, Weed, Gridley, and Taft, and five shoppers in Gridley, Mt. Shasta, Taft, Ridgecrest and Yreka. There is also a specialty/niche publication group located in Orange County. These publications reach from northern California through the southern desert and China Lake naval base in Ridgecrest.

The following table sets forth information regarding our publications and production facilities in the Western region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	20	62	28	10
Southern Minnesota	0	7	4	1
California	2	5	5	3
Colorado	1	3	0	0

Total	23	77	37	14

Northern Midwest Region. Our Northern Midwest region comprises 21 daily, 16 weekly newspapers and 31 shoppers spanning seven states: Michigan, parts of Minnesota, North Dakota, Iowa, Nebraska, Kansas and parts of Missouri. Each of our daily newspapers and five of our weeklies in the Northern Midwest region serve communities located in a county seat. Our daily and weekly news products in this region average more than 100 years in continuous operation and our shopper publications are among the first ever published, with histories dating to the early 1960s.

The communities we serve in our Northern Midwest region are largely rural but also support educational institutions, government agencies (including prisons and military bases), tourism, veterinary medicine and ethanol and agricultural chemical manufacturing. The area also maintains automotive (including recreational vehicles), boat, home construction products and furniture manufacturing sectors.

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

We also have a strong presence in southern Michigan where five of our dailies—Adrian, Coldwater, Holland, Hillsdale and Sturgis—along with six weeklies and seven shoppers blanket the southern tier of the state and into Indiana. The 18,794-circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

Our Kansas City cluster includes nine publications (two daily and two weekly newspapers and three shoppers) located in the eastern Kansas cities of Leavenworth, Kansas City and Lansing and on the Missouri side, Independence and Blue Springs. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster, with a population over 700,000, is home to several prominent companies, including Hallmark, H&R Block, Interstate Bakeries, and the University of Kansas.

We also have clusters in and around Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota) and near Mason City, Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.

The following table sets forth information regarding our publications and production facilities in the Northern Midwest region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Michigan	8	7	10	5
Minnesota	1	1	2	1
North Dakota	1	0	1	1
Iowa	1	3	3	1
Nebraska	0	2	1	1
Kansas	1	2	3	0
Northern Missouri	9	1	11	6

Total	21	16	31	15

On December 31, 2008, we sold one weekly and one shopper publication in Cresco, Iowa.

Southern Midwest Region. Our Southern Midwest region comprises 28 daily, 46 weekly newspapers and 23 shoppers in parts of Missouri, Kansas, Arkansas, Delaware, Ohio, Oklahoma, Tennessee and Louisiana.

Our southern Missouri operations are clustered around Lake of the Ozarks and Joplin. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily and nine weekly newspapers and three shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.

The Joplin cluster is located in southwest Missouri and Southeast Kansas and produces three daily and four weekly newspapers and two shoppers that serve a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort and several large medical centers in addition to a diverse mix of retail businesses, including the 120-store Northpark Mall.

The Wichita cluster, with a population of approximately 600,000 people, consists of six dailies, three weeklies and five shoppers in the towns of Augusta, Derby, El Dorado, Pratt, Wellington, Newton and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertisers a package providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a key component of the local economy.

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

Our Baton Rouge cluster is a relatively new cluster developed through a series of acquisitions. The group consists of three weeklies and three shoppers in the southeastern Louisiana cities of Donaldsville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.

Purchased as part of our acquisition from Copley in April 2007, the Ohio cluster is anchored in Canton, Ohio, the seventh largest city in the state and home to the Pro Football Hall of Fame, and covers Stark and Tuscarawas Counties. It is comprised of three daily newspapers and one weekly publication. The Repository is a 59,474 daily newspaper that covers the entire area of Stark County. The Dover New Philadelphia Times Reporter is a 20,756 daily publication located 40 miles south of Canton in Tuscarawas County. The Massillon Independent a 10,922 circulation daily that is located in western Stark County. The Suburbanite is a 33,800 weekly publication that circulates in the affluent northern Stark County area. The Ohio cluster has very successful web sites with more than 1.25 million combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

The following table sets forth information regarding our publications and production facilities in the Southern Midwest region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Southern Missouri	5	14	6	2
Kansas	9	5	8	4
Louisiana	4	5	5	3
Arkansas	4	10	0	2
Delaware	0	11	1	1
Ohio	3	1	2	2
Oklahoma	2	0	1	2
Tennessee	1	0	0	0

Total	28	46	23	16

Atlantic Region. Our Atlantic region comprises holdings in New York, Pennsylvania and West Virginia, which are anchored by two clusters, one in the area around Honesdale in northeastern Pennsylvania and the other in the area around Corning and Hornell in southwestern New York. Virtually all of our 10 dailies in the Atlantic region date back more than 100 years.

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

We enjoy a strong presence in Upstate New York, including the popular Finger Lakes Region and the greater Rochester area. Messenger Post Media, with a combination of 20 publications that span four counties, has combined circulation of 207,300. This growing commercial market has a tourism industry and is known for scores of boutique wineries. The flagship of Messenger Post Media is the 12,000-circulation Daily Messenger in Canandaigua. In the first quarter of 2008, we acquired Ad Group WC, Inc. in Wayne county, consisting of one weekly and three shopper publications with an aggregate circulation of 25,500.

In southwestern New York, our operations are centered around six publications based in Steuben County. In Corning, The Leader, a 10,699 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,800 circulation Steuben Courier, a free-distribution weekly. The Hornell-Canisteo Penn-E-Saver, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Allegany County Pennysaver, cover most households. In Livingston County to the north, the Dansville-Wayland Pennysaver, the Geneseeway Shopper and the Genesee Country Express complement one another with combined circulation of 23,083. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to over 15,000 households centered around the county seat of Penn Yan.

In nearby Chemung County, the 26,000 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels future Interstate 86 across the central Southern Tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Houghton College.

In addition to the clustered publications, we have several strong standalone newspapers in the Atlantic region with total circulation of approximately 292,000. In addition to our standalone daily publications in Waynesboro, Pennsylvania, Jackson County, West Virginia, and in Herkimer and Little Falls, New York, the Utica operations include one daily, seven shoppers and a weekly newspaper in Hamilton. The Utica and Herkimer County operations take advantage of numerous synergies in printing, circulation and advertising.

The following table sets forth information regarding our publications and production facilities in the Atlantic region:

	Number of Publications			Number of Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
New York	7	31	18	5
Pennsylvania	2	4	1	2
West Virginia	1	2	2	2

Total	10	37	21	9

Directories

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

Our SureWest portfolio is highlighted by the Roseville and Greater Sacramento directories. The Roseville directory is the incumbent (with a circulation of approximately 300,000) and has served the local Roseville community for over 90 years and has achieved more than 50% market share. The Greater Sacramento directory (with a circulation of approximately 250,000) targets its delivery to high income consumers in Sacramento covering approximately 800,000 people.

Over the past 10 years, the Sacramento region has increased to almost 2.2 million people. The area boasts a diversified economy with both traditional economic activity (including significant government and government related business) and the presence of prominent companies such as Hewlett Packard, Intel and Oracle. As a result, we believe the area is characterized by sophisticated consumers with attractive wealth profiles. In addition, the area maintains professional and business services and leisure and hospitality sectors, which historically utilize directories advertising as a primary medium to market their products and services.

We also own three additional directories including two Michigan and Indiana phone guides servicing St. Joseph County, Michigan and LaGrange County, Indiana, and Branch County, Michigan and Steuben County, Indiana, respectively, and a yellow page directory based in Mt. Shasta, California.

Revenue

Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including single copy sales and home delivery subscriptions) and (iii) other (primarily commercial printing). In 2008, advertising, circulation and other revenue accounted for approximately 73%, 21% and 6%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue in 2006, 2007 and 2008 and to pro forma total revenue in 2007 was as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2008
	(Actual)	(Actual)	(Pro Forma)	(Actual)
	(In Thousands)
Revenue:
Advertising	$232,130	$428,531	$478,749	$495,667
Circulation	50,868	117,782	136,583	146,340
Commercial printing and other	23,193	33,147	37,066	41,092

Total revenue	$306,191	$579,460	$652,398	$683,099

Advertising

Advertising revenue is the largest component of our revenue, accounting for approximately 76%, 74% and 73% of our total revenue in 2006, 2007 and 2008, respectively, and 73% of our pro forma total revenue in 2007. We categorize advertising as follows:

•

Local Display—local retailers, local accounts at national retailers, grocers, department and furniture stores, local financial institutions, niche shops, restaurants and other consumer related businesses.

•	Local Classified—local employment, automotive, real estate and other advertising.

•	National—national and major accounts such as wireless communications companies, airlines and hotels.

We believe that our advertising revenue tends to be less volatile than the advertising revenue of large metropolitan and national print media because we rely primarily on local rather than national advertising and because we have less exposure to classified revenue than others within our industry. We generally derive 95% of our advertising revenue from local advertising (both local display and local classified) and only 5% from national advertising. Local advertising tends to be less sensitive to economic cycles than national advertising as local businesses generally have fewer effective advertising channels through which to reach their customers. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

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

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our pro forma total revenue in 2007 or our total revenue in 2006, 2007 or 2008 and our 20 largest advertisers accounted for less than 5% of our pro forma total revenue in 2007.

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

Circulation

Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. We own 91 paid daily publications that range in circulation from approximately 1,000 to over 63,000 and 204 paid weekly publications that range in circulation from approximately 100 to 75,000. Circulation revenue accounted for approximately 17%, 20% and 21% of our total revenue in 2006, 2007 and 2008, respectively, and 21% of our pro forma total revenue in 2007.

Subscriptions are typically sold for three to twelve-month terms and often include promotions to extend the average subscription period. We implement marketing programs to increase readership through subscription and single copy sales, including Company-wide and local circulation contests, door-to-door sales and strategic alliances with local schools in the form of “Newspapers in Education” programs. In addition, since the adoption of the Telemarketing Sales Rule by the Federal Trade Commission in 2003, which created a national “do not call” registry, we have increased our use of “EZ Pay” programs, door to door sales, kiosks, sampling programs, in-paper promotions and online promotions to increase our circulation.

We encourage subscriber use of EZ Pay, a monthly credit card charge or direct bank debit payment program, which has led to higher retention rates for subscribers. We also use an active stop-loss program for all expiring subscribers. Additionally, in order to improve our circulation revenue and circulation trends, we periodically review the need for quality enhancements, such as:

•	Upgrading and expanding printing facilities and printing presses;

•	Increasing the use of color and color photographs;

•	Improving graphic design, including complete redesigns;

•	Developing creative and interactive promotional campaigns;

•	Converting selected newspapers from afternoon to morning publications; and

•	Increasing the amount of unique hyper-local content.

We believe that our unique and valuable hyper-local content allows us to continue to produce products of great relevance to our local market audiences. This allows us to be able to periodically raise prices, both for home delivery and on a single copy basis, which results in increased circulation revenues.

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Other sources of revenue, including commercial printing, accounted for approximately 7%, 6% and 8% of our total revenue in 2006, 2007 and 2008, respectively, and 6% of our pro forma total revenue in 2007.

Printing and Distribution

We operate 58 print facilities. We own 57 of these facilities and lease the remaining one. Each of our print facilities produces eight publications on average and is generally located within 60 miles of the communities it serves. By clustering our production resources, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Newsprint

We are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing by purchasing newsprint from local mills at reduced rates negotiated by the consortium. As a result, we have generally been able to purchase newsprint at a price of $10 to $12 per metric ton below the market price. We generally maintain a 45 – 55-day inventory of newsprint.

Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. The average market price of newsprint during 2008 was approximately $719 per metric ton.

In 2008 we purchased approximately 80,000 metric tons of newsprint (including for commercial printing) and the cost of our newsprint consumption totaled approximately $54.0 million. Our newsprint expense generally averages less than 10% of total revenue, which generally compares favorably to larger, metropolitan newspapers.

Competition

Each of our publications competes for advertising revenue to varying degrees with direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers and other print and online media sources. However, we believe that barriers to entry are high in many of the markets we serve due to our position as the preeminent source for local news and information therein, because our markets are generally not large enough to support a second newspaper and because our local news gathering infrastructures, sales networks and relationships would be time consuming and costly to replicate. We also have highly recognized local brand names and long histories in the towns we serve.

We also provide our readers with community-specific content, which is generally not available from other media sources. Our direct and focused coverage of the market and our cost effective advertising rates relative to more broadly circulated metropolitan newspapers allow us to tailor an approach for our advertisers. As a result, our publications generally capture a large share of local advertising in the markets they serve.

The level of competition and primary competitors we face vary from market to market. Competition tends to be based on penetration, demographic and quality factors, as opposed to price factors. The competitive environment in each of our operating regions is discussed in greater detail below.

Northeast Region. In the Northeast region, the Boston Globe and boston.com, a metropolitan daily and website, respectively, owned by the New York Times Company, compete with us throughout eastern Massachusetts. In addition, we compete in Massachusetts with more than 30 other weekly or daily newspaper companies (that publish a combined total of approximately 16 dailies and 50 weeklies), three major radio station operators, five local network television broadcasters, one cable company and numerous niche publications for advertising revenues. We believe that our publications generally deliver the highest household coverage in their respective markets.

Western Region. The Western region consists of 88 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market we are in, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services such as attorneys and doctors and not the local retail advertisers, as is the focus with our non-directory publications. In the Western region, we face regional competition with three of our daily newspapers in Illinois. Lee Enterprises has the Southern Illinoisan that is located in Carbondale. This is a regional newspaper that competes with our dailies in Marion, Benton, West Frankfort and DuQuoin. In all four of these cases, we believe our publications are the dominant local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators, which we believe is not significant. We have very little television competition in the Western region because of our geographic location in relation to major markets. There are no local television affiliates in our markets.

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

Atlantic Region. In our Atlantic markets we believe our publications are generally the dominant media in those markets. Daily newspapers owned by Gannett Company, Inc. (The Star-Gazette in Elmira, NY and the Chambersburg (PA) Public-Opinion) compete with us in several markets in the Atlantic region. We also face competition from other major newspaper companies in several other Atlantic region markets: Schurz Communication’s Hagerstown (MD) Herald-Mail; Times-Shamrock Company’s Scranton (PA) The Times-Tribune and Towanda Daily/Sunday Review; Community Newspaper Holdings, Inc.’s (“CNHI”) Sunbury Daily Item; Ogden-Nutting’s Williamsport Sun-Gazette; Newshouse Newspaper’s Syracuse Post-Standard; and CNHI’s Cumberland (MD) Times News. Our competitors in the Atlantic region also include numerous other daily and weekly newspapers, local radio stations, shopping guides, directories and niche publications. We believe our publications, many of which have an extensive history in the market, tend to be the dominant local publication.

Management and Employees

The 11 members of our executive management team have an average of over 19 years of industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles. We also have a seasoned team of managers at the local level, where our 115 publishers have an average of approximately 24 years of industry experience.

As of December 31, 2008, we had approximately 6,538 full time equivalent employees, consisting of hourly and salaried employees. We employ union personnel at a number of our core publications representing approximately 830 full-time equivalent employees. As of December 31, 2008 there were 27 collective bargaining agreements covering union personnel. Six of these agreements, representing employees in Massachusetts, Ohio and Illinois, expire in 2009. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

Environmental Matters

We believe that we are substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, and local environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had, and will continue to have, an impact on our operations, but has, since our incorporation in 1997, been accomplished without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on us. Our operations involve risks in these areas, however, and we cannot assure you that we will not incur material costs or liabilities in the future which could adversely affect us.

Corporate Governance and Public Information

The address of our website is www.gatehousemedia.com. Stockholders can access a wide variety of information on our website, including news releases, Securities and Exchange Commission (“SEC”) filings, information we are required to post online pursuant to applicable SEC rules, newspaper profiles and online links. We make available via our website, all filings we make under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of our corporate website nor any other website referred to in this report are incorporated by reference into this report unless expressly noted.

List of Our Dailies, Weeklies, Shoppers and Directories

Our dailies, weeklies, shoppers and directories are listed below:

Northeast Region

Publication	Principal City, State	Type
The Enterprise	Brockton, MA	Daily
The MetroWest Daily News	Framingham, MA	Daily
The Milford Daily News	Milford, MA	Daily
The Daily News Transcript	Norwood, MA	Daily
Patriot Ledger	Quincy, MA	Daily
The Daily News Tribune	Waltham, MA	Daily
The Herald News	Fall River, MA	Daily
Taunton Daily Gazette	Taunton, MA	Daily
Norwich Bulletin	Norwich, CT	Daily
Abington Mariner/Rockland Standard	Abington, MA	Paid Weekly
The Beacon	Acton/Boxboro, MA	Paid Weekly
Allston/Brighton TAB	Allston, MA	Paid Weekly
Amesbury News	Amesbury, MA	Paid Weekly
The Arlington Advocate	Arlington, MA	Paid Weekly
Ashland TAB	Ashland, MA	Paid Weekly
Bedford Minuteman	Bedford, MA	Paid Weekly
Belmont Citizen-Herald	Belmont, MA	Paid Weekly
Beverly Citizen	Beverly, MA	Paid Weekly
Billerica Minuteman	Billerica, MA	Paid Weekly
The Bolton Common	Bolton, MA	Paid Weekly
Tri-Town Transcript	Boxford, MA	Paid Weekly
Braintree Forum	Braintree, MA	Paid Weekly
The Cape Codder	Brewster, MA	Paid Weekly
Burlington Union	Burlington, MA	Paid Weekly
Cambridge Chronicle	Cambridge, MA	Paid Weekly
Canton Journal	Canton, MA	Paid Weekly
Carver Reporter	Carver, MA	Paid Weekly
Chelmsford Independent	Chelmsford, MA	Paid Weekly
The Lancaster Times & Clinton Courier	Clinton, MA	Paid Weekly
Cohasset Mariner	Cohasset, MA	Paid Weekly
The Concord Journal	Concord, MA	Paid Weekly
Danvers Herald	Danvers, MA	Paid Weekly
Dover/Sherborn Press	Dover, MA	Paid Weekly
Halifax/Plympton Reporter	Halifax, MA	Paid Weekly
Hamilton-Wenham Chronicle	Hamilton, MA	Paid Weekly
Hanover Mariner	Hanover, MA	Paid Weekly
The Harvard Post	Harvard, MA	Paid Weekly
Harwich Oracle	Harwich, MA	Paid Weekly
The Hingham Journal	Hingham, MA	Paid Weekly
Holbrook Sun	Holbrook, MA	Paid Weekly
Holliston TAB	Holliston, MA	Paid Weekly
Hopkinton Crier	Hopkinton, MA	Paid Weekly
Hudson Sun	Hudson, MA	Paid Weekly
The Register	Hyannis, MA	Paid Weekly
Ipswich Chronicle	Ipswich, MA	Paid Weekly

Publication	Principal City, State	Type
Kingston Reporter	Kingston, MA	Paid Weekly
Lexington Minuteman	Lexington, MA	Paid Weekly
Lincoln Journal	Lincoln, MA	Paid Weekly
Littleton Independent	Littleton, MA	Paid Weekly
Malden Observer	Malden, MA	Paid Weekly
Mansfield News	Mansfield, MA	Paid Weekly
Marblehead Reporter	Marblehead, MA	Paid Weekly
The Sentinel	Marion, MA	Paid Weekly
Marlborough Enterprise	Marlborough, MA	Paid Weekly
Marshfield Mariner	Marshfield, MA	Paid Weekly
The Beacon-Villager	Maynard/Stow, MA	Paid Weekly
Medfield Press	Medfield, MA	Paid Weekly
Medford Transcript	Medford, MA	Paid Weekly
Melrose Free Press	Melrose, MA	Paid Weekly
Natick Bulletin & Tab	Natick, MA	Paid Weekly
North Andover Citizen	North Andover, MA	Paid Weekly
The Northborough/Southborough Villager	Northborough/Southborough, MA	Paid Weekly
Norton Mirror	Norton, MA	Paid Weekly
Norwell Mariner	Norwell, MA	Paid Weekly
Easton Journal	Easton, MA	Paid Weekly
Westwood Press	Westwood, MA	Paid Weekly
Georgetown Record	Georgetown, MA	Paid Weekly
Old Colony Memorial	Plymouth, MA	Paid Weekly
The Reading Advocate	Reading, MA	Paid Weekly
Roslindale Transcript	Roslindale, MA	Paid Weekly
Saugus Advertiser	Saugus, MA	Paid Weekly
Scituate Mariner	Scituate, MA	Paid Weekly
Sharon Advocate	Sharon, MA	Paid Weekly
Shrewsbury Chronicle	Shrewsbury, MA	Paid Weekly
Somerville Journal	Somerville, MA	Paid Weekly
Stoughton Journal	Stoughton, MA	Paid Weekly
The Sudbury Town Crier	Sudbury, MA	Paid Weekly
Swampscott Reporter	Swampscott, MA	Paid Weekly
Tewksbury Reporter	Tewksbury, MA	Paid Weekly
Wakefield Observer	Wakefield, MA	Paid Weekly
Wareham Courier	Wareham, MA	Paid Weekly
Watertown TAB & Press	Watertown, MA	Paid Weekly
The Wayland Town Crier	Wayland, MA	Paid Weekly
The Wellesley Townsman	Wellesley, MA	Paid Weekly
West Roxbury Transcript	West Roxbury, MA	Paid Weekly
Westborough News	Westborough, MA	Paid Weekly
Westford Eagle	Westford, MA	Paid Weekly
The Weston Town Crier	Weston, MA	Paid Weekly
Weymouth News	Weymouth, MA	Paid Weekly
The Winchester Star	Winchester, MA	Paid Weekly
Norwood Bulletin	Norwood, MA	Paid Weekly
Pembroke Mariner & Reporter	Pembroke, MA	Paid Weekly
The WalpoleTimes	Walpole, MA	Paid Weekly
The Provincetown Banner	Provincetown, MA	Paid Weekly
The North Attleborough Free Press	North Attleborough, MA	Free Weekly
Country Gazette	Bellingham, MA	Free Weekly

Publication	Principal City, State	Type
North Shore Sunday	Danvers, MA	Free Weekly
Bridgewater Independent	Bridgewater, MA	Free Weekly
Brookline TAB	Brookline, MA	Free Weekly
Cambridge TAB	Cambridge, MA	Free Weekly
Duxbury Reporter	Duxbury, MA	Free Weekly
East Bridgewater Star	E. Bridgewater, MA	Free Weekly
Framingham TAB	Framingham, MA	Free Weekly
Hanson Town Crier	Hanson, MA	Free Weekly
Lakeville Call	Lakeville, MA	Free Weekly
Needham Times	Needham, MA	Free Weekly
Newton TAB	Newton, MA	Free Weekly
The Newburyport Current	Newburyport, MA	Free Weekly
Plymouth Bulletin	Plymouth, MA	Free Weekly
Randolph Herald	Randolph, MA	Free Weekly
Raynham Call	Raynham, MA	Free Weekly
Salem Gazette	Salem, MA	Free Weekly
Stoneham Sun	Stoneham, MA	Free Weekly
West Bridgewater Times	West Bridgewater, MA	Free Weekly
Whitman Times	Whitman, MA	Free Weekly
Wilmington Advocate	Wilmington, MA	Free Weekly
Woburn Advocate	Woburn, MA	Free Weekly
OJornal	Fall River, MA	Free Weekly
El Latino Expreso	Fall River, MA	Free Weekly
Falmouth Bulletin	Falmouth, MA	Free Weekly
Sandwich Broadsider	Sandwich, MA	Free Weekly
Bourne Courier	Bourne, MA	Free Weekly
Cape Ann Beacon	Cape Ann, MA	Free Weekly
O Journal Brasieiro	Fall River, MA	Free Weekly
The Nantucket Independent	Nantucket, MA	Free Weekly
Colchester Bulletin	Colchester, CT	Free Weekly
Brockton Pennysaver	Brockton, MA	Shopper
Mashpee/Cotuit Pennysaver	Cotuit, MA	Shopper
Dennis Pennysaver	Dennis, MA	Shopper
Hyannis/Centerville Pennysaver	Hyannis, MA	Shopper
Yarmouth Pennysaver	South Yarmouth, MA	Shopper
Better Living	Taunton, MA	Shopper
South Coast Life	Fall River, MA	Shopper
Shop Local Town and Country	Norwich, CT	Shopper
Shop Local Shoreline	Norwich, CT	Shopper

Western Region

Publication	Principal City, State	Type
Benton Evening News	Benton, IL	Daily
Daily Ledger	Canton, IL	Daily
The Carmi Times	Carmi, IL	Daily
Du Quoin Evening Call	Du Quoin, IL	Daily
The Journal Standard	Freeport, IL	Daily
Eldorado Daily Journal	Eldorado, IL	Daily
Harrisburg Daily Register	Harrisburg, IL	Daily
La Junta Tribune Democrat	La Junta, CO	Daily
Macomb Journal	Macomb, IL	Daily
Marion Daily Republican	Marion, IL	Daily
Daily Review Atlas	Monmouth, IL	Daily
The Olney Daily Mail	Olney, IL	Daily
Pekin Daily Times	Pekin, IL	Daily
Daily Leader	Pontiac, IL	Daily
The Daily Independent	Ridgecrest, CA	Daily
Star-Courier	Kewanee, IL	Daily
Daily American	West Frankfort, IL	Daily
Siskiyou Daily News	Yreka, CA	Daily
Journal Star	Peoria, IL	Daily
The Register-Mail	Galesburg, IL	Daily
The State Journal-Register	Springfield, IL	Daily
The Courier	Lincoln, IL	Daily
Rockford Register Star	Rockford, IL	Daily
Advocate Press	Flora, IL	Paid Weekly
Press	Addison/Bensenville/ Wood Dale, IL	Paid Weekly
The Times Record	Aledo, IL	Paid Weekly
Life	Berwyn/Cicero, IL	Paid Weekly
Suburban Life	Brookfield, IL	Paid Weekly
The Weekly Times	Carmi, IL	Paid Weekly
Press	Bloomingdale/Glendale Heights/ Carol Stream/Roselle/Itasca, IL	Paid Weekly
Randolph County Herald Tribune	Chester, IL	Paid Weekly
Steeleville Ledger	Steeleville, IL	Paid Weekly
The Progress	Christopher, IL	Paid Weekly
Ridgway News	Shawneetown, IL	Paid Weekly
Tri-County News	Cottonwood, MN	Paid Weekly
Suburban Life	Countryside, IL	Paid Weekly
Suburban Life	Darien, IL	Paid Weekly
Reporter	Downers Grove, IL	Paid Weekly
Ashley News	Ashley, IL	Paid Weekly
Du Quoin News	Du Quoin, IL	Paid Weekly
Press	Elmhurst, IL	Paid Weekly
The Blade	Fairbury, IL	Paid Weekly
The Geneseo Republic	Geneseo, IL	Paid Weekly
Cambridge Chronicle	Cambridge, IL	Paid Weekly
Chillicothe Times Bulletin	Chillicothe, IL	Paid Weekly
East Peoria Times-Courier	East Peoria, IL	Paid Weekly
Morton Times News	Morton, IL	Paid Weekly

Publication	Principal City, State	Type
Orion Gazette	Orion, IL	Paid Weekly
Granite Falls Advocate-Tribute	Granite Falls, MN	Paid Weekly
The Gridley Herald	Gridley, CA	Paid Weekly
The Spokesman	Herrin, IL	Paid Weekly
Suburban Life	Hinsdale, IL	Paid Weekly
Farmside	Huntley, IL	Paid Weekly
Suburban Life	La Grange, IL	Paid Weekly
Ag Journal	La Junta, CO	Paid Weekly
Bent County Democrat	Las Pimas, CO	Paid Weekly
Fowler Tribune	Fowler, CO	Paid Weekly
Reporter	Lemont, IL	Paid Weekly
Spectator	Lombard, IL	Paid Weekly
Oquawka Current	Oquawka, IL	Paid Weekly
Montevideo American News	Montevideo, MN	Paid Weekly
Dunsmuir News	Dunsmuir, CA	Paid Weekly
Mount Shasta Herald	Mount Shasta, CA	Paid Weekly
Weed Press	Weed, CA	Paid Weekly
Murphysboro American	Murphysboro, IL	Paid Weekly
Newton Press Mentor	Newton, IL	Paid Weekly
Norris City Banner	Norris City, IL	Paid Weekly
The Weekly Mail	Olney, IL	Paid Weekly
Redwood Gazette	Redwood Falls, MN	Paid Weekly
Suburban Life	Riverside, IL	Paid Weekly
Gallatin Democrat	Shawneetown, IL	Paid Weekly
Sleepy Eye Herald Dispatch	Sleepy Eye, MN	Paid Weekly
St. James Plaindealer	St. James, MN	Paid Weekly
Midway Driller	Taft, CA	Paid Weekly
Teutopolis Press	Teutopolis, IL	Paid Weekly
SI Trader	West Frankfort, IL	Paid Weekly
Argus	Villa Park, IL	Paid Weekly
The Wabasso Standard	Wabasso, MN	Paid Weekly
Press	Winfield/Warrenville/ West Chicago, IL	Paid Weekly
Suburban Life	Westchester, IL	Paid Weekly
Progress	Westmont, IL	Paid Weekly
Reporter	Bolingbrook/Lisle/Naperville, IL	Paid Weekly
Galva News	Galva, IL	Paid Weekly
Abingdon Argus-Sentinel	Abingdon, IL	Paid Weekly
Augusta Eagle-Scribe	Augusta, IL	Paid Weekly
Macomb Eagle	Macomb, IL	Paid Weekly
Roseville Independent	Roseville, IL	Paid Weekly
Pro-Football Weekly	Downers Grove, IL	Paid Weekly
Republican	Batavia, IL	Free Weekly
Republican	Geneva, IL	Free Weekly
News	Glen Ellyn, IL	Free Weekly
Republican	St. Charles, IL	Free Weekly
Leader	Wheaton, IL	Free Weekly
Espejo	Rockford, IL	Free Weekly
The Paper	Galesburg, IL	Free Weekly
BusinessRockford.com	Rockford, IL	Free Weekly
Press	Bartlett, IL	Free Weekly

Publication	Principal City, State	Type
Peoria Times-Observer	Peoria, IL	Free Weekly
Washington Times Reporter	Washington, IL	Free Weekly
Daily Brief	Macomb, IL	Free Weekly
White County Shopper News	Carmi, IL	Shopper
CCAP Special	Flora, IL	Shopper
The Scene	Freeport, IL	Shopper
Fulton County Shopper	Canton, IL	Shopper
The Gridley Shopping News	Gridley, CA	Shopper
Henry County Advertizer/Shopper	Geneseo, IL	Shopper
Herrin Free Time	Herrin, IL	Shopper
Marion Free Time	Marion, IL	Shopper
McDonough County Shopper	Macomb, IL	Shopper
Money Stretcher	Galatia, IL	Shopper
Pennysaver	Monmouth, IL	Shopper
The Star Advisor	Montevideo, MN	Shopper
Super Saver Advertiser	Mount Shasta, CA	Shopper
American Monday	Murphysboro, IL	Shopper
Jasper County News Eagle	Olney, IL	Shopper
Livingston Shopping News	Pontiac, IL	Shopper
Redwood Falls Livewire	Redwood Falls, MN	Shopper
Ridgecrest Ad Delivery	Ridgecrest, CA	Shopper
Brown County Reminder	Sleepy Eye, MN	Shopper
Town and Country Shopper	St. James, MN	Shopper
Star Power	Kewanee, IL	Shopper
Springfield Shopper	Springfield, IL	Shopper
Bargain Hunter	Taft, CA	Shopper
Town Crier	Aledo, IL	Shopper
Select Homes	Downers Grove, IL	Shopper
Franklin Press	West Frankfort, IL	Shopper
The Link	Yreka, CA	Shopper
Star Shopper	Rockford, IL	Shopper
US Express	Peoria, IL	Shopper
Pekin Express	Peoria, IL	Shopper
Logan County Shopper	Lincoln, IL	Shopper
Springfield Advertiser	Springfield, IL	Shopper
Chillicothe Choo Choo Advertiser	Chillicothe, IL	Shopper
Eastside Advertiser	East Peoria, IL	Shopper
Morton Pumpkin Advertiser	Morton, IL	Shopper
McDonough County This Week	Macomb, IL	Shopper
Richland County Shopper	Olney, IL	Shopper

Northern Midwest Region

Publication	Principal City, State	Type
The Daily Telegram	Adrian, MI	Daily
Boonville Daily News	Boonville, MO	Daily
Charles City Press	Charles City, IA	Daily
Cheboygan Daily Tribune	Cheboygan, MI	Daily
Constitution Tribune	Chillicothe, MO	Daily
The Daily Reporter	Coldwater, MI	Daily
Crookston Daily Times	Crookston, MN	Daily
Devils Lake Daily Journal	Devils Lake, ND	Daily
Sentinel-Standard	Ionia, MI	Daily
Kirksville Daily Express & News	Kirksville, MO	Daily
The Leavenworth Times	Leavenworth, KS	Daily
Chronicle Herald	Macon, MO	Daily
Maryville Daily Forum	Maryville, MO	Daily
The Mexico Ledger	Mexico, MO	Daily
Moberly Monitor Index	Moberly, MO	Daily
The Evening News	Sault Ste. Marie, MI	Daily
Sturgis Journal	Sturgis, MI	Daily
Hannibal Courier Post	Hannibal, MO	Daily
Hillside Daily News	Hillside, MI	Daily
The Holland Sentinel	Holland, MI	Daily
The Examiner	Independence, MO	Daily
Kansas City Kansan	Kansas City, KS	Paid Weekly
Nebraska City News Press	Nebraska City, NE	Paid Weekly
Linn County Leader	Brookfield, MO	Paid Weekly
Mackinaw Journal	Cheboygan, MI	Paid Weekly
Bronson Journal	Bronson, MI	Paid Weekly
Jonesville Independent	Jonesville, MI	Paid Weekly
Times-Plain Dealer	Cresco, IA	Paid Weekly
The Valley Journal	Halstad, MN	Paid Weekly
Hamburg Reporter	Hamburg, IA	Paid Weekly
New Hampton Tribune	New Hampton, IA	Paid Weekly
Syracuse Journal Democrat	Syracuse, NE	Paid Weekly
Lansing This Week	Leavenworth, KS	Free Weekly
The Fort Leavenworth Lamp	Leavenworth, KS	Free Weekly
Hamilton Herald	Holland, MI	Free Weekly
My Zeeland	Holland, MI	Free Weekly
West Michigan Senior Times	Kalamazoo, MI	Free Weekly
The Sampler	Hillsdale, MI	Free Weekly
Adrian Access Shopper	Adrian, MI	Shopper
Adrian Medley	Adrian, MI	Shopper
The Record	Boonville, MO	Shopper
Sho-Me Shopper	Brookfield, MO	Shopper
The Extra	Charles City, IA	Shopper
Northeast Iowa Shopper	Charles City, IA	Shopper
Shopper Fair	Cheboygan, MI	Shopper
C.T. Extra	Chillicothe, MO	Shopper
Chronicle Shopper	Leavenworth, KS	Shopper
The Reporter Extra	Coldwater, MI	Shopper
Coldwater Shoppers Guide	Coldwater, MI	Shopper

Publication	Principal City, State	Type
The Extra	Cresco, IA	Shopper
Crookston Valley Shopper	Crookston, MN	Shopper
The Country Peddler	Devils Lake, ND	Shopper
The Gentry County Shopper	Albany, MO	Shopper
The Shopper	Halstad, MN	Shopper
Penny Press 4	Hiawatha, KS	Shopper
Sentinel-Standard TMC	Ionia, MI	Shopper
Wyandotte County Shopper	Kansas City, KS	Shopper
Kirksville Crier	Kirksville, MO	Shopper
NEMO Trader	La Plata, MO	Shopper
Macon Journal	Macon, MO	Shopper
Penny Press 2	Maryville, MO	Shopper
The Shopper	Moberly, MO	Shopper
Penny Press 1	Nebraska City, NE	Shopper
Tri County Buyers Guide	Sault Ste. Marie, MI	Shopper
Sturgis Gateway Shopper	Sturgis, MI	Shopper
Flashes Shopping Guide	Allegan, MI	Shopper
Salt River Journal	Hannibal, MO	Shopper
The Extra	Independence, MO	Shopper
Tip Off	Jonesville, MI	Shopper

Southern Midwest Region

Publication	Principal City, State	Type
Daily Siftings Herald	Arkadelphia, AR	Daily
Augusta Daily Gazette	Augusta, KS	Daily
The Bastrop Daily Enterprise	Bastrop, LA	Daily
Lake Sun Leader	Camdenton, MO	Daily
The Carthage Press	Carthage, MO	Daily
Derby Reporter	Derby, KS	Daily
The El Dorado Times	El Dorado, KS	Daily
The Daily World	Helena, AR	Daily
Hope Star	Hope, AR	Daily
Beauregard Daily News	DeRidder, LA	Daily
Leesville Daily Leader	Leesville, LA	Daily
Southwest Daily News	Sulphur, LA	Daily
McPherson Sentinel	McPherson, KS	Daily
Neosho Daily News	Neosho, MO	Daily
The Pratt Tribune	Pratt, KS	Daily
Rolla Daily News	Rolla, MO	Daily
Stuttgart Daily Leader	Stuttgart, AR	Daily
The Daily Guide	Waynesville, MO	Daily
Wellington Daily News	Wellington, KS	Daily
The Repository	Canton, OH	Daily
The Independent	Massilon, OH	Daily
The Times-Reporter	Dover/New Philadelphia, OH	Daily
The Daily Ardmoreite	Ardmore, OK	Daily
Dodge City Daily Globe	Dodge City, KS	Daily
The Newton Kansan	Newton, KS	Daily
The Oak Ridger	Oak Ridge, TN	Daily
The Morning Sun	Pittsburg, KS	Daily
The Shawnee News-Star	Shawnee, OK	Daily
Gurdon Times	Arkadelphia, AR	Paid Weekly
The Donaldsonville Chief	Donaldsonville, LA	Paid Weekly
Gonzales Weekly Citizen	Gonzales, LA	Paid Weekly
The Vedette	Greenfield/Miller, MO	Paid Weekly
The Sun Times	Heber Springs, AR	Paid Weekly
Nevada County Picayune	Hope, AR	Paid Weekly
Vinton News	Sulphur, LA	Paid Weekly
The Post—Focus on Rural Living	Neosho, MO	Paid Weekly
Newport Independent	Newport, AR	Paid Weekly
Post South	Plaquemine, LA	Paid Weekly
Barber County Index	Medicine Lodge, KS	Paid Weekly
St. Johns News	St. Johns, KS	Paid Weekly
Kiowa County Signal	Greensburg, KS	Paid Weekly
St. James Leader Journal	St. James, MO	Paid Weekly
The White Hall Journal	White Hall, AR	Paid Weekly
Aurora Advertiser	Aurora, MO	Paid Weekly
Girard Press	Girard, KS	Paid Weekly
Dover Post	Dover, DE	Paid Weekly
Milford Beacon	Milford, DE	Paid Weekly
Smyrna/Clayton Sun-Times	Smyrna, DE	Paid Weekly
The Airlifter	Dover, DE	Paid Weekly

Publication	Principal City, State	Type
The Middletown Transcript	Middletown, DE	Paid Weekly
The Sussex Countian	Sussex, DE	Paid Weekly
West Side Star	Laurie, MO	Free Weekly
Lake Lifestyles Magazine	Osage Beach, MO	Free Weekly
Lake Area News Focus	Osage Beach, MO	Free Weekly
Vacation News	Osage Beach, MO	Free Weekly
Homes	Camdenton, MO	Free Weekly
The Suburbanite	Green, OH	Free Weekly
Tube Tab	Osage Beach, MO	Free Weekly
Lake of Ozarks Real Estate	Osage Beach, MO	Free Weekly
La Estrella	Dodge City, KS	Free Weekly
The Arsenal Sentinel	White Hall, AR	Free Weekly
Arkadelphia Extra	Arkadelphia, AR	Free Weekly
The Carthage Press Scope	Carthage, MO	Free Weekly
Daily World TMC	Helena, AR	Free Weekly
Star Extra	Hope, AR	Free Weekly
Neighborhood Showcase	Neosho, MO	Free Weekly
Rolla Daily News “Plus”	Rolla, MO	Free Weekly
The Xtra	Stuttgart, AR	Free Weekly
Guardian	Sulphur, LA	Free Weekly
Brandywine East Community News	Dover, DE	Free Weekly
Brandywine West Community News	Dover, DE	Free Weekly
Greenville Community News	Greenville, DE	Free Weekly
Hockessin Community News	Hockessin, DE	Free Weekly
Mill Creek Community News	Mill Creek, DE	Free Weekly
The Pennysaver	Bastrop, LA	Shopper
Pennysaver	Camdenton, MO	Shopper
Shoppers Guide	El Dorado, KS	Shopper
Nickel Ads	Gonzales, LA	Shopper
The Marketeer	Gonzales, LA	Shopper
Lake Stockton Shopper	Greenfield/Miller, MO	Shopper
Big Nickel	Joplin, MO	Shopper
Calcasieu Shopper	Sulphur, LA	Shopper
South Central Kansas Shoppers Guide	McPherson, KS	Shopper
Lake of the Ozarks Boats	Osage Beach, MO	Shopper
West Bank Shopper	Plaquemine, LA	Shopper
Sunflower Shopper	Pratt, KS	Shopper
Pulaski County Weekly	Waynesville, MO	Shopper
The Weekender	Wellington, KS	Shopper
Stark Values	Canton, OH	Shopper
TMC-EXTRA	Dover/New Philadelphia, OH	Shopper
Entertainment Spotlight	Ardmore, OK	Shopper
Big AA Shopper	Aurora, MO	Shopper
Shoppers Weekly	Dodge City, KS	Shopper
Prairie Shopper	Newton, KS	Shopper
The Sunland Shopper	Pittsburg, KS	Shopper
Augusta Advertiser	Augusta, KS	Shopper
The Express	Dover, DE	Shopper

Atlantic Region

Publication	Principal City, State	Type
The Leader	Corning, NY	Daily
The Evening Telegram	Herkimer, NY	Daily
The Wayne Independent	Honesdale, PA	Daily
Evening Tribune	Hornell, NY	Daily
Mineral Daily News Tribune	Keyser, WV	Daily
The Evening Times	Little Falls, NY	Daily
The Record Herald	Waynesboro, PA	Daily
Wellsville Daily Reporter	Wellsville, NY	Daily
Daily Messenger	Canandaigua, NY	Daily
Utica Observer-Dispatch	Utica, NY	Daily
Mid-York Weekly	Hamilton, NY	Paid Weekly
The Villager	Moscow, PA	Paid Weekly
Carbondale News	Carbondale, PA	Paid Weekly
Genesee Country Express	Dansville, NY	Paid Weekly
The Echo Pilot	Greencastle, PA	Paid Weekly
News Eagle	Hawley, PA	Paid Weekly
The Chronicle-Express	Penn Yan, NY	Paid Weekly
The Jackson Star News	Ravenswood, WV	Paid Weekly
The Jackson Herald	Ripley, WV	Paid Weekly
Brighton-Pittsford Post	Brighton/Pittsford, NY	Paid Weekly
Greece Post	Greece, NY	Paid Weekly
Irondequoit Post	Irondequoit, NY	Paid Weekly
Webster Post	Webster, NY	Paid Weekly
Gates-Chili Post	Gates/Chili, NY	Paid Weekly
Rush-Henrietta Post	Rush/Henrietta, NY	Paid Weekly
Penfield Post	Penfield, NY	Paid Weekly
Saugerties Post Star	Saugerties, NY	Paid Weekly
Fairport-ER Post	Fairport, NY	Paid Weekly
Palmyra Courier-Journal	Palmyra, NY	Paid Weekly
Newark Courier Gazette	Newark, NY	Paid Weekly
Steuben Courier Advocate	Bath, NY	Free Weekly
Brighton-Pittsford Community Post	Brighton/Pittsford, NY	Free Weekly
Canandaigua-Victor Community Post	Canandaigua/Naples, NY	Free Weekly
Fairport-ER Community Post	Fairport, NY	Free Weekly
Gates-Chili Community Post	Gates/Chili, NY	Free Weekly
Greece Community Post	Greece, NY	Free Weekly
Irondequoit Community Post	Irondequoit, NY	Free Weekly
Penfield Community Post	Penfield, NY	Free Weekly
Rush-Henrietta Community Post	Rush/Henrietta, NY	Free Weekly
Webster Community Post	Webster, NY	Free Weekly
Fusion	Utica, NY	Free Weekly
Utica Pennysaver	Utica, NY	Free Weekly
New Hartford Pennysaver	Utica, NY	Free Weekly
North County Pennysaver	Utica, NY	Free Weekly
Herkimer Pennysaver	Utica, NY	Free Weekly
Whitesboro Pennysaver	Utica, NY	Free Weekly
Clinton Pennysaver	Utica, NY	Free Weekly
Rome Pennysaver	Utica, NY	Shopper
Hornell Canisteo Penn-E-Saver	Canisteo, NY	Shopper

Publication	Principal City, State	Type
Corning Pennysaver	Corning, NY	Shopper
Geneseeway Shopper	Dansville, NY	Shopper
Dansville-Wayland Pennysaver	Dansville/Wayland, NY	Shopper
Images	Herkimer, NY	Shopper
The Independent Extra	Honesdale, PA	Shopper
The Tribune Extra	Hornell, NY	Shopper
The Shopper	Horseheads, NY	Shopper
Today’s Shopper	Keyser, WV	Shopper
Catskill Shopper	Liberty, NY	Shopper
Mohawk Valley Pennysaver	Ft. Plain, NY	Shopper
Star Herald Weekender	Ripley, WV	Shopper
Mountain Pennysaver	Saugerties, NY	Shopper
Saugerties Pennysaver	Saugerties, NY	Shopper
Allegany County Pennysaver	Wellsville, NY	Shopper
Chronicle Ad-Viser	Penn Yan, NY	Shopper
Timesaver	Wayne Co., NY	Shopper
Lyons Shopping Guide	Lyons, NY	Shopper
Newark Pennysaver	Newark, NY	Shopper
Sodus Pennysaver	Sodus, NY	Shopper

Yellow Page Directories

Publication	Principal City, State	Type
Roseville Directory	Roseville, CA	Yellow Page Directory
Greater Sacramento Directory	Sacramento, CA	Yellow Page Directory
Auburn/Grass Valley/Nevada City Directory	Auburn/Grass Valley/Nevada City, CA	Yellow Page Directory
Folsom/EI Dorado/Placerville Directory	Folsom/EI Dorado/Placerville, CA	Yellow Page Directory
Michigan & Indiana Phone Guide	St. Joseph County, MI and LaGrange County, IN	Yellow Page Directory
Michigan & Indiana Phone Guide	Branch County, MI and Steuben County, IN	Yellow Page Directory
The Siskiyou County Connection	Mt. Shasta, CA	Yellow Page Directory

List of Websites

Our websites are listed below.

Arkadelphia Daily Siftings Herald	siftingsherald.com
Arkadelphia Extra	siftingsherald.com
The Sun Times	thesuntimes.com
Daily World TMC	helena-arkansas.com
The Daily World	helena-arkansas.com
Hope Star	hopestar.com
Star Extra	hopestar.com
Newport Independant	newportindependent.com
Nevada County Picayune	picayune-times.com
Stuttgart Daily Leader	stuttgartdailyleader.com
The Extra	stuttgartdailyleader.com
The Gridley Herald	gridleyherald.com
The Gridley Shopping News	gridleyherald.com
Dunsmuir News	mtshastanews.com
Mount Shasta Herald	mtshastanews.com
Weed Press	mtshastanews.com
The Daily Independent	ridgecrestca.com
Daily Midway Driller	taftmidwaydriller.com
Siskiyou Daily News	siskiyoudaily.com
Siskiyou Daily News Extra	siskiyoudaily.com
SureWest Directories	surewestdirectories.com
Ag Journal	agjournalonline.com
La Junta Tribune Democrat	lajuntatribunedemocrat.com
Norwich Bulletin	norwichbulletin.com
Charles City Press	charlescitypress.com
Times-Plain Dealer	crescotimes.com
Hamburg Reporter	hamburgreporter.com
New Hampton Tribune	northeastiowafocus.com
Addison Press	chicagosuburbannews.com
Times Record	aledotimesrecord.com
Benton Evening News	bentoneveningnews.com
Berwyn Life	chicagosuburbannews.com
Cambridge Chronicle	cambridgechronicle.com
Canton Daily Ledger	cantondailyledger.com
Carmi Times	carmitimes.com
Darien Suburban Life	chicagosuburbannews.com
Downers Grove Reporter	chicagosuburbannews.com
Hinsdale Suburban Life	chicagosuburbannews.com
Lemont Reporter	chicagosuburbannews.com
Westmont Progress	chicagosuburbannews.com
Du Quoin Evening Call	duquoin.com
Advocate Press	advocatepress.com
The Journal Standard	journalstandard.com
Money Stretcher	galatiamoneystretcher.com
The Paper	thepaper.net
The Geneseo Republic	geneseorepublic.com
Geneva Republican	chicagosuburbannews.com
Bloomingdale Press	chicagosuburbannews.com

Carol Stream Press	chicagosuburbannews.com
Countryside Suburban Life	chicagosuburbannews.com
Elmhurst Press	chicagosuburbannews.com
Glen Ellyn News	chicagosuburbannews.com
Itasca Press Roselle Press	chicagosuburbannews.com
Lombard Spectator	chicagosuburbannews.com
Villa Park Argus	chicagosuburbannews.com
Harrisburg Daily Register	dailyregister.com
Star Courier	starcourier.com
La Grange Park Suburban Life	chicagosuburbannews.com
Lisle Reporter	chicagosuburbannews.com
Macomb Journal	macombjournal.com
Marion Daily Republican	mariondaily.com
Daily Review Atlas	reviewatlas.com
Brookfield Suburban Life	chicagosuburbannews.com
Suburban Life	chicagosuburbannews.com
Westchester Suburban Life	chicagosuburbannews.com
Advantage	olneydailymail.com
The Olney Daily Mail	olneydailymail.com
Orion Gazette	oriongazette.com
Pekin Daily Times	pekintimes.com
Daily Leader	pontiacdailyleader.com
Batavia Republican	chicagosuburbannews.com
Springfield Shopper	springfield-shopper.net
Huntley Farmside	chicagosuburbannews.com
Press	chicagosuburbannews.com
St. Charles Republican	chicagosuburbannews.com
Daily American	dailyamericannews.com
SI Trader	sitraders.com
The Courier	lincolncourier.com
Peoria Journal Star	pjstar.com
Register-Mail	registermail.com
Rockford Register Star	rrstar.com
The State-Journal Register	sj-r.com
Peoria Times Observer	peoriatimesobserver.com
Wheaton Leader	chicagosuburbannews.com
Augusta Daily Gazette	augustagazette.com
Derby Reporter	derbydailyrep.com
The El Dorado Times	eldoradotimes.com
Kiowa County Signal	kiowacountysignal.com
Kansas City Kansan	kansascitykansan.com
Lansing This Week	lansingthisweek.com
The Lansing Chronicle Times	lansingchronicletimes.com
Chronicle Shopper	leavenworthshopper.com
Leavenworth Times	leavenworthtimes.com
McPherson Sentinel	mcphersonsentinel.com
The Pratt Tribune	pratttribune.com
Wellington Daily News	wgtndailynews.com
The Morning Sun	morningsun.net
The Daily Globe	dodgeglobe.com
The Newton Kansan	dodgeglobe.com
The Bastrop Daily Enterprise	bastropenterprise.com

Beauregard Daily News	deridderdailynews.com
Ascension Citizen	ascensioncitizen.com
Nickel Ads	ascensioncitizen.com
The Marketeer	ascensioncitizen.com
Leesville Daily Leader	leesvilledailyleader.com
Post South	postsouth.com
West Bank Shopper	postsouth.com
Southwest Daily News	sulphurdailynews.com
The Register	barnstableregister.com
Country Gazette	thecountrygazette.com
Amesbury News	amesburynews.com
Beverly Citizen	beverlycitizen.com
Danvers Herald	danversherald.com
Georgetown Record	georgetownrecord.com
Hamilton-Wenham Chronicle	hamiltonwenhamchronicle.com
Medford Transcript	medfordtranscript.com
Melrose Free Press	melrosefreepress.com
The Newburyport Current	newburyportcurrent.com
North Andover Citizen	northandovercitizen.com
North Shore Sunday	northshoresunday.com
Stoneham Sun	stonehamsun.com
Tri-Town Transcript	tritowntranscript.com
Wakefield Observer	wakefieldobserver.com
Billerica Minuteman	thebillericaminuteman.com
Bourne Courier	uppercapecodder.com
The Enterprise	enterprisenews.com
The Cape Codder	capecodder.com
The Lancaster Times & Clinton Courier	timesandcourier.com
The Beacon	actonbeacon.com
Bedford Minuteman	bedfordminuteman.com
Burlington Union	burlingtonunion.com
Chelmsford Independent	chelmsfordindependent.com
The Concord Journal	concordjournal.com
Littleton Independent	littletonindependent.com
The Reading Advocate	readingadvocate.com
Tewksbury Advocate	tewksburyadvocate.com
Lincoln Journal	thelincolnjournal.com
Wilmington Advocate	wilmingtonadvocate.com
Woburn Advocate	woburnadvocate.com
The Herald News	heraldnews.com
Ashland TAB	ashlandweekly.com
Canton Journal	cantonjournal.com
The Daily News Transcript	dailynewstranscript.com
The Framingham Tab	framinghamtab.com
Holliston TAB	hollistontab.com
Hopkinton Crier	hopkintoncrier.com
Medfield Press	medfieldpress.com
The MetroWest Daily News	metrowestdailynews.com
Natick Bulletin and Tab	natickbulletinandtab.com
Norton Mirror	nortonmirror.com
Stoughton Journal	stoughtonjournal.com
The Sudbury Town Crier	sudburytowncrier.com

The Wayland Town Crier	waylandtowncrier.com
The Weston Town Crier	westontowncrier.com
The Bolton Common	boltoncommon.com
The Harvard Post	harvardpost.com
Cohasset Mariner	cohassetmariner.com
The Hingham Journal	hinghamjournal.com
Ipswich Chronicle	ipswichchronicle.com
The Arlington Advocate	arlingtonadvocate.com
Belmont Citizen-Herald	belmontcitizenherald.com
Lexington Minuteman	lexingtonminuteman.com
The Winchester Star	thewinchesterstar.com
Marblehead Reporter	marbleheadreporter.com
Swampscott Reporter	swampscottreporter.com
Hudson Sun	hudsonsun.com
Marlborough Enterprise	marlboroughenterprise.com
Abington Rockland Mariner	abingtonmariner.com
Carver Reporter	carverreporter.com
Duxbury Reporter	duxbury.wickedlocal.com
East Bridgewater Star	eastbridgewaterstar.com
Hanover Mariner	hanovermariner.com
Marshfield Mariner	marshfieldmariner.com
Norwell Mariner	norwellmariner.com
Pembroke Mariner & Reporter	pembrokemariner.com
Plymouth Bulletin	townonline.com\plymouth
The Beacon-Villager	beaconvillager.com
Malden Observer	maldenobserver.com
Easton Journal	theeastonjournal.com
The Milford Daily News	milforddailynews.com
Country Gazette	thecountrygazette.com
Mansfield News	themansfieldnews.com
Mothertown	mothertown.com
The North Attleborough Free Press	nafreepress.com
Allston Brighton TAB	allstonbrightontab.com
Brookline TAB	brooklinetab.com
Cambridge TAB	cambridgetab.com
Dover-Sherborn Press	doversherbornpress.com
Needham Times	needhamtimes.com
Newton TAB	newtontab.com
Watertown TAB & Press	watertowntab.com
West Roxbury Transcript	westroxburytranscript.com
The Villager	northboroughvillager.com
Norwood Bulletin	norwoodbulletin.com
Harwich Oracle	harwichoracle.com
Halifax Plympton Reporter	halifaxreporter.com
Kingston Reporter	kingstonreporter.com
Old Colony Memorial	plymouth.wickedlocal.com
The Sentinel	thesentinelnewspaper.com
Wareham Courier	wareham.wickedlocal.com
The Patriot Ledger	ledger.com
Avon Messenger	avonmessenger.com
Bridgewater Independent	bridgewaterindependent.com
Easton Bulletin	eastonbulletin.com

Hanson Town Crier	hansontowncrier.com
Lakeville Call	lakevillecall.com
Randolph Herald	randolphherald.com
Raynham Call	raynhamcall.com
Taunton Call	tauntoncall.com
The Taunton Daily Gazette	tauntongazette.com
Rockland Standard	therocklandstandard.com
West Bridgewater Times	westbridgewatertimes.com
Roslindale—West Roxbury Transcript	parkwaytranscript.com
Somerville Journal	somervillejournal.com
The Daily News Tribune	dailynewstribune.com
The Wellesley Townsman	wellesleytownsman.com
Westborough News	westboronews.com
Braintree Forum	braintreeforum.com
Holbrook Sun	holbrooksun.com
The Register	barnstableregister.com
Salem Gazette	thesalemgazette.com
Westford Eagle	westfordeagle.com
Sharon Advocate	sharonadvocate.com
Westwood Press	thewestwoodpress.com
Shrewsbury Chronicle	theshrewsburychronicle.com
Scituate Mariner	scituatemariner.com
Saugus Advertiser	saugusadvertiser.com
Roslindale Transcript	roslindaletranscript.com
Whitman Times	whitmantimes.com
Weymouth News	theweymouthnews.com
El Latino Expreso	neexpreso.com
O Jornal	ojornal.com
The Daily Telegram	lenconnect.com
Cheboygan Daily Tribune	cheboygannews.com
Mackinaw Journal	cheboygannews.com
Bronson Journal	thebronsonjournal.com
The Daily Reporter	thedailyreporter.com
Union City Register Tribune	thedailyreporter.com
The Evening News	sooeveningnews.com
Sturgis Journal	sturgisjournal.com
Sentinel-Standard	sentinel-standard.com
The Hillside Daily News	hilsdale.net
The Holland Sentinel	hollandsentinel.com
Crookston Daily Times	crookstontimes.com
Granite Falls Advocate Tribune	granitefallsnews.com
Montevideo American News	montenews.com
Redwood Gazette	redwoodfallsgazette.com
Sleepy Eye Herald Dispatch	sleepyeyenews.com
St. James Plain Dealer	stjamesnews.com
Boonville Daily News	boonvilledailynews.com
Linn County Leader	linncountyleader.com
Lake Sun Leader	lakesunleader.com
The Westside Star	westsidestar.net
The Carthage Press	carthagepress.com
Constitution Tribune	chillicothenews.com
Kirksville Daily Express	kirksvilledailyexpress.com

Chronicle Herald	maconch.com
Macon Journal	maconch.com
Maryville Daily Forum	maryvilledailyforum.com
The Mexico Ledger	mexicoledger.com
Moberly Monitor Index	moberlymonitor.com
Neosho Daily News	neoshodailynews.com
Rolla Daily News	therolladailynews.com
The Daily Guide	waynesvilledailyguide.com
The Examiner	examiner.net
The Hannibal Courier-Post	hannibal.net
Aurora Advertiser	auroraadvertiser.net
Devils Lake Daily Journal	devilslakejournal.com
Nebraska City News	ncnewspress.com
Syracuse Journal Democrat	journaldemocrat.com
The Leader	the-leader.com
GateHouse Media	gatehousemedia.com
The Evening Telegram	herkimertelegram.com
Evening Tribune	eveningtribune.com
The Evening Times	littlefallstimes.com
Wellsville Daily Reporter	wellsvilledaily.com
Daily Messenger	mpnewspapers.com
Ad Net Direct	adnetdirect.net
The Observer-Dispatch	uticaod.com
The Repository	cantonrepository.com
The Independent	indeonline.com
The Repository	jacksonrep.com
The Suburbanite	thesuburbanite.com
The Times-Reporter	timesreporter.com
The Daily Ardmoreite	ardmoreite.com
Shawnee News-Star	news-star.com
The News Eagle	neagle.com
The Wayne Independent	wayneindependent.com
The Record Herald	therecordherald.com
The Oak Ridger	oakridger.com
Mineral Daily News Tribune	newstribune.info
Courier-Gazette	cgazette.com
The State Journal-Register	cityguidespringfield.com
The Community News	communitypub.com
The Dover Post	doverpost.com
Macomb Eagle	eaglepublications.com
Middletown Transcript	middletowntranscript.com
Milford Beacon	milfordbeacon.com
Provincetown Banner	provincetownbanner.com
Smyrna Clayton Sun-Times	scsuntimes.com
Sussex Countian	sussexcountian.com
Delmarva Express	delmarvaexpress.com

Item 1A.	Risk Factors

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this report. The risks described below may not be the only risks we face. Additional risks that we do not presently know or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Risks Related to Our Business

We depend to a great extent on the economies and the demographics of the local communities that we serve and we are also susceptible to general economic downturns, like the one currently being experienced, which could have a material and adverse impact on our advertising and circulation revenues and on our profitability.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy, like the one currently being experienced, that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses, which can be significantly affected by regional or national economic downturns, like the one currently being experienced, and other developments. Continuing or deepening softness in the U.S. economy could significantly affect key advertising revenue categories, such as help wanted, real estate and automotive.

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

We have a significant amount of indebtedness. At December 31, 2008, we had total indebtedness of approximately $1.2 billion under our 2007 Credit Facility. Our interest expense for the year ended December 31, 2008 was $88.2 million. Additionally, we had $17 million in short term debt outstanding as of December 31, 2008 under the 2008 Bridge Facility with Barclays Capital that we incurred in connection with our acquisition of newspapers from the Dover Post and $11.5 million of short term debt outstanding as of December 31, 2008 pursuant to a seller note.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our outstanding indebtedness, thereby reducing the funds available to us for other purposes;

•	our flexibility to react to further deterioration in our industry and economic conditions generally may be limited;

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

In addition, a portion of our 2007 Credit Facility is unhedged, which means we are subject to the risk of interest rate fluctuations on such portion of our long-term debt. If the interest rate on such portion of the 2007 Credit Facility increases, it may have a material adverse effect on our business and financial condition.

The collectability of accounts receivable under current adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements and in our projections of future results.

Recessionary conditions in the United States have increased our exposure to losses resulting from the potential bankruptcy of our advertising customers. Our accounts receivable are stated at net estimated realizable value and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Further declines in our credit ratings and continued volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates as it matures.

Our long-term debt is rated by Standard & Poor’s and Moody’s Investors Service. We are currently rated below-investment grade by both rating agencies, and any future long-term borrowing or the extension or replacement of our short-term borrowing will reflect the negative impact of these ratings, increasing our borrowing costs, limiting our financing options and subjecting us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce or eliminate our borrowing flexibility in the future. Such limitations on our financing options may affect our ability to refinance existing debt when it becomes due.

We may not generate a sufficient amount of cash or generate sufficient funds from operations to fund our operations or repay our indebtedness at maturity or otherwise.

Our ability to make payments on our indebtedness as required will depend on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Currently we do not have the ability to draw upon our revolving credit facility which will further limit our immediate and short-term access to funds.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 45 – 55-day inventory of newsprint, although our participation in a newsprint-buying consortium helps ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and dropping to a low of almost $410 per metric ton in 2002. The average price of newsprint for 2008 was approximately $719 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

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

Overall daily newspaper circulation, including national and urban newspapers, has declined. There can be no assurance that our circulation will not continue to decline in the future. We have been able to maintain our annual circulation revenue from existing operations in recent years through, among other things, increases in our per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have a history of losses and may not be able to achieve or maintain profitable operations in the future.

We experienced operating losses from continuing operations of approximately $661.9 million, $234.1 million and $2.5 million in 2008, 2007 and 2006, respectively. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow or maintain our business.

The value of our intangible assets may become impaired, depending upon future operating results.

As of December 31, 2008, goodwill and other intangible assets were approximately $826.4 million, or 71.9% of our total assets. To determine whether all or a portion of the carrying values of our goodwill and other intangible assets are no longer recoverable, which may require a charge to our earnings, we periodically evaluate such assets. During the year ended December 31, 2008, we performed impairment analyses for goodwill and our other indefinite lived intangible assets. Based on our assessment of future cash flows and recent industry transaction multiples, we determined an impairment charge of $615.5 million should be recognized. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets could affect future reported results of operations and shareholders’ equity, although such charges would not affect operations or cash flow.

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

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, our assets may lose value.

Our business depends on our intellectual property, including, but not limited to, our content and services, which we attempt to protect through patents, copyrights, trade laws and contractual restrictions, such as confidentiality agreements. We believe our proprietary and other intellectual property rights are important to our continued success and our competitive position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our content, services and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets, and our business may suffer. If we must litigate to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of our management.

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

Effective October 24, 2008, the New York Stock Exchange delisted our common stock. Our common stock is currently quoted on the Pink Sheets Electronic Quotation Service, or “pink sheets”, in the over-the-counter market under the trading symbol “GHSE”. No assurance can be given that our common stock will continue to be traded on any stock market, that any broker will make a market in our common stock, or that any active trading market in our common stock will exist. Broker-dealers often decline to trade in “pink sheet” stocks given that (i) the market for such securities is often limited, (ii) such securities are generally more volatile, and (iii) the risk to investors is generally greater. Moreover, additional requirements with which broker-dealers must comply generally makes it more difficult for such broker-dealers to recommend that their customers buy securities traded on the “pink sheets.” Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and media coverage of our Company is reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We cannot provide any assurance that, even if our common stock continues to be listed or quoted on the pink sheets or another market or system, the market for our common stock will be as liquid as it was prior to the delisting of our common stock from the NYSE. This relative lack of liquidity also could make it even more difficult for us to raise capital in the future. In addition, our delisting from the NYSE may have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

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

As of December 31, 2008, Fortress beneficially owned approximately 41.9% of our outstanding common stock. As a result, Fortress will continue to have effective control over fundamental and significant corporate matters and transactions, including: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

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

We are a holding company with no material direct operations. Our principal assets are the equity interests we own in our direct subsidiary, GateHouse Media Holdco, Inc. (“Holdco”), through which we indirectly own equity interests in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Holdco and certain of its subsidiaries are parties to our 2007 Credit Facility, which imposes restrictions on their ability to make loans, dividend payments or other payments to us. Any payment of dividends to us are subject to the satisfaction of certain financial conditions set forth in our 2007 Credit Facility. Our ability to comply with these conditions may be affected by events that are beyond our control. We expect future borrowings by our subsidiaries to contain restrictions or prohibitions on the payment of dividends to us.

The requirements of being a public company may strain our resources, including personnel, and cause us to incur additional expenses.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns. Since the IPO, our costs have and will increase as a result of having to comply with the Exchange Act and the Sarbanes-Oxley Act, which required us, among other things, to establish an internal audit function.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate 58 print facilities across the United States. We owned 57 of these facilities and lease the remaining one for a term ranging from one to five years. Our facilities range in size from approximately 500 to 55,000 square feet. Our executive offices are located in Fairport, New York, where we lease approximately 15,000 square feet under a lease terminating in June 2014.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our business. We do not believe any individual property is material to our financial condition or results of operations.

Item 3.	Legal Proceedings

We become involved from time to time in claims and lawsuits incidental to the ordinary course of our business, including such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging discrimination. In addition, we are involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material adverse effect upon our consolidated results of operations or financial condition. While we are unable to predict the ultimate outcome of any currently outstanding legal actions, we believe that it is not a likely possibility that the disposition of these matters would have a material adverse effect upon our consolidated results of operations, financial condition or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was traded on the New York Stock Exchange, or NYSE, under the symbol “GHS” from our initial public offering on October 25, 2006 through October 24, 2008. Effective October 24, 2008, the New York Stock Exchange delisted our common stock. Our common stock is currently quoted on the Pink Sheets Electronic Quotation Service, or “pink sheets”, and on the Over-the-Counter Bulletin Board System under the trading symbol “GHSE”. Prior to October 25, 2006, there was no public market for our common stock. The following table shows the high and low sale prices of our common stock as reported on the NYSE and Over-The-Counter Bulletin Board System for the periods indicated. Reported prices from the Over-the-Counter Bulletin Board System reflect intermediate prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2008
Fourth Quarter	$0.60	$0.03
Third Quarter	$2.50	$0.30
Second Quarter	$6.27	$2.39
First Quarter	$9.85	$4.80
Year Ended December 31, 2007
Fourth Quarter	$13.12	$7.43
Third Quarter	$19.10	$11.80
Second Quarter	$22.18	$17.92
First Quarter	$20.75	$17.98

The closing sale price for our common stock as reported on the over-the-counter market on March 9, 2009 was $0.07 per share. As of that date, there were approximately 175 holders of record and approximately 4,743 beneficial owners registered in nominee and street name.

Dividends

On March 9, 2007, our board of directors declared a first quarter 2007 cash dividend of $0.37 per share on our common stock, or an aggregate of $14.5 million, for the period from January 1, 2007 to March 31, 2007, which was paid on April 16, 2007 to stockholders of record as of March 30, 2007.

On June 18, 2007, our board of directors declared a second quarter 2007 cash dividend of $0.40 per share on our common stock, or an aggregate of $15.7 million, for the period from April 1, 2007 to June 30, 2007, which was paid on July 16, 2007 to stockholders of record as of June 29, 2007.

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

On March 14, 2008, our board of directors declared a first quarter 2008 cash dividend of $0.20 per share on our common stock, or an aggregate of $11.6 million for the period from January 1, 2008 to March 31, 2008, which was paid on April 15, 2008 to stockholders of record as of March 31, 2008.

We suspended the payment of quarterly dividends commencing with the second quarter of 2008 and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, covenants in our 2007 Credit Facility and other credit facilities restrict our ability to pay dividends or make certain other payments.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 31, 2008. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 31, 2008	Year Ended December 31, 2007 (4)	Year Ended December 31, 2006 (5)	Period from June 6, 2005 to December 31, 2005 (6)	Period from January 1, 2005 to June 5, 2005	Year Ended December 31, 2004 (7)

	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues:
Advertising	$495,667	$428,531	232,130	88,798	$63,172	$148,291
Circulation	146,340	117,782	50,868	19,298	14,184	34,017
Commercial printing and other	41,092	33,147	23,193	11,415	8,134	17,776

Total revenues	683,099	579,460	306,191	119,511	85,490	200,084
Operating costs and expenses:
Operating costs	384,594	311,999	156,697	61,001	40,007	97,198
Selling, general and administrative	187,781	156,016	88,578	29,033	26,210	52,223
Depreciation and amortization (1)	70,121	57,292	23,610	8,030	5,776	13,374
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	2,850	7,703	—
Integration and reorganization costs and management fees paid to prior owner	7,627	7,490	4,486	1,002	768	1,480
Impairment of long-lived assets	123,717	1,553	917	—	—	1,500
Gain (loss) on sale of assets	(337)	(1,495)	(700)	40	—	(30)
Goodwill and mastheads impairment	491,830	225,993	—	—	—	—

Operating income (loss)	(582,908)	(182,378)	31,203	17,635	5,026	34,279
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, unrealized gain on derivative instrument and other	100,111	83,461	37,458	1,020	32,884	63,762

Income (loss) from continuing operations before income taxes	(683,019)	(265,839)	(6,255)	16,615	(27,858)	(29,483)
Income tax expense (benefit)	(21,139)	(31,789)	(3,769)	7,050	(3,027)	1,228

Income (loss) from continuing operations	(661,880)	(234,050)	(2,486)	9,565	(24,831)	(30,711)
Income from discontinued operations, net of income taxes	(11,426)	2,626	912	—	—	4,626

Net income (loss)	(673,306)	$(231,424)	$(1,574)	$9,565	$(24,831)	$(26,085)

Net income (loss) available to common stockholders	(673,306)	$(231,424)	$(1,574)	$9,565	$(24,831)	$(26,085)

Basic net income (loss) from continuing operations per share (2)	$(11.60)	$(5.04)	(0.10)	0.43	$(0.12)	$(0.14)
Diluted net income (loss) from continuing operations per share (2)	$(11.60)	$(5.04)	(0.10)	0.43	$(0.12)	$(0.14)
Basic net income (loss) available to common stockholders per share (2)	$(11.80)	$(4.99)	(0.06)	0.43	$(0.12)	$(0.12)
Diluted net income (loss) available to common stockholders per share (2)	$(11.80)	$(4.99)	(0.06)	0.43	$(0.12)	$(0.12)
Other Data:
Adjusted EBITDA (3)	$102,819	$102,444	$55,746	$28,515	$18,505	$49,153
Cash interest paid	$89,677	$74,910	$38,459	$31,720	$16,879	$24,210

(1)	As a result of the Merger, we performed a valuation of intangible assets based on current economic conditions at such time. The remaining useful lives of advertiser and subscriber relationships were revised to 18 and 19 years, respectively, effective June 6, 2005.

(2)	All share and per share data has been computed as if our 2006 100-for-1 stock split had occurred as of the beginning of each of the applicable periods presented.
(3)	We define Adjusted EBITDA as net income (loss) from continuing operations before income tax expense (benefit), interest/financing expense, depreciation and amortization and non-cash impairments. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance in our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted EBITDA provides an indicator for management to determine if adjustments to current spending decisions are needed.

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

(4)	Includes the results of the newspapers acquired from the Journal Register Company, the acquisition of SureWest Directories, the newspapers acquired from The Copley Press, Inc., the newspapers acquired from Gannett Co. Inc. and the newspapers acquired from Morris Publishing Group since their acquisitions on February 9, 2007, February 28, 2007, April 11, 2007, May 7, 2007 and November 30, 2007, respectively.
(5)	Includes the results of CP Media and Enterprise NewsMedia, LLC since their acquisitions on June 6, 2006.
(6)	Includes an unrealized gain on the derivative instrument of $10,807 as well as a decrease in interest expense due to debt extinguishment in connection with the Merger.
(7)	Includes the results of the newspapers acquired from Lee Enterprises since their acquisitions on February 3, 2004.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005		Period from January 1, 2005 to June 5, 2005	Year Ended December 31, 2004

	(Successor)	(Successor)	(Successor)	(Successor)		(Predecessor)	(Predecessor)
	(In Thousands)
Income (loss) from continuing operations	$(661,880)	$(234,050)	$(2,486)	$9,565		$(24,831)	$(30,711)
Income tax expense (benefit)	(21,139)	(31,789)	(3,769)	7,050		(3,027)	1,228
Unrealized (gain) loss on derivative instrument (1)	10,119	2,378	(1,150)	(10,807)		—	—
Loss on early extinguishment of debt (2)	—	2,240	2,086	—		5,525	—
Amortization of deferred financing costs	1,845	2,101	544	67		643	1,826
Interest expense—dividends on mandatorily redeemable preferred stock	—	—	—	—		13,484	29,019
Interest expense—debt	88,206	76,726	35,994	11,760		13,232	32,917
Impairment of long-lived assets	123,717	1,553	917	—		—	1,500
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	2,850		7,703	—
Depreciation and amortization	70,121	57,292	23,610	8,030		5,776	13,374
Goodwill and mastheads impairment	491,830	225,993	—	—		—	—

Adjusted EBITDA from continuing operations	$102,819 (a)	$102,444 (b)	$55,746 (c)	$28,515	(d)	$18,505 (e)	$49,153	(f)

(a)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,664 which are one time in nature or non-cash compensation. Included in these net expenses of $24,664 is non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499), integration and reorganization costs of $7,627 and $338 loss on the sale of assets. Adjusted EBITDA also does not include $3,894 of EBITDA generated from our discontinued operations.

(b)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $4,398 of EBITDA generated from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(c)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109 which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

Adjusted EBITDA also does not include $1,860 of EBITDA generated from our discontinued operations, including Globe, Arizona, Oswego, New York, and Milton and Sayre, Pennsylvania.

(d)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 included net expenses of $1,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,643 is non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.
(e)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 included net expenses of $1,564 which are one-time in nature or non-cash compensation. Included in these net expenses of 1,564 is non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.
(f)	Adjusted EBITDA for the year ended December 31, 2004 included net expenses of $1,076 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,076 is management fees paid to prior owners of $1,480 and a loss of $30 on the sale of assets, partially offset by $434 of other income.
(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amorization of financing fees and are excluded from Adjusted EBITDA.

	As of December 31,
	2008	2007	2006	2005	2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In Thousands)
Balance Sheet Data:
Total assets	$1,149,621	$1,874,995	$1,131,497	$638,726	$488,176
Total long-term obligations, including current maturities	1,241,975	1,220,856	559,811	313,655	602,003
Stockholders’ equity (deficit)	(229,078)	453,988	473,084	232,056	(165,577)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and notes to those statements and pro forma results of operations appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors under the heading “Risk Factors” and elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Information” at the beginning of this report.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 506 community publications and more than 250 related websites, and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10.0 million people on a weekly basis.

Our core products include:

•	91 daily newspapers with total paid circulation of approximately 789,000;

•	294 weekly newspapers (published up to three times per week) with total paid circulation of approximately 686,000 and total free circulation of approximately 1 million;

•	121 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.9 million;

•	over 250 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 81 niche publications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. We accounted for the initial acquisition using the purchase method of accounting.

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC, entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. Prior to the effectiveness of the Merger, we were controlled by affiliates of Leonard Green & Partners, L.P.

As of December 31, 2008, Fortress beneficially owned approximately 41.9% of our outstanding common stock.

Since 1998, we have acquired 416 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 22 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC (the “Massachusetts Acquisitions”), the Copley Press, Inc. newspapers and the Gannett Co., Inc. newspapers and launched numerous new products.

We generate revenues from advertising, circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for commercial printing is recognized upon delivery of the printed product to our customers. Directory revenue is recognized on a straight-line basis over the 12-month period in which the corresponding directory is distributed and in use in the market.

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

Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three year period from 2003 to 2006. Newsprint prices then declined in late 2006 and 2007. Newsprint prices rose again throughout 2008. While we expect newsprint costs to decline per metric ton in 2009, we have taken steps to mitigate some of these prior increases with consumption declines. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing versus the general market. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy. Labor represents just over 50% of our operating expenses. Beginning in 2008 we initiated an effort to drive efficiencies and centralization of work throughout the organization.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past two years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult to meet certain debt covenants and has eliminated the availability of additional borrowings under our revolving debt agreement. As a result of these trends in the industry and the Company, management is implementing plans to reduce costs and preserve cash flow. This includes suspending the payment of our cash dividend, the issuance of preferred stock, repayment of borrowings under the revolving debt agreement, and the planned continued implementation of cost reduction programs, and the potential sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our committments for the next year.

General economic conditions, including declines in consumer confidence, increases in unemployment levels, stock market declines, contraction of credit availability, declines in real estate values, and other trends, have impacted the markets we operated in. These changes may negatively impact advertising and other revenue sources as well as increase operating costs in the future. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

We performed testing for impairment of goodwill and newspaper mastheads as of December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. Should general economic, market or business conditions continue to decline, and continue to have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

During 2008, our credit rating was downgraded to be rated below-investment grade by both Standard & Poor’s and Moody’s Investors Service and any future long-term borrowing or the extension or replacement of our short-term borrowing will reflect the negative impact of these ratings, increasing our borrowing costs, limiting our financing options and subjecting us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing cost, subject us to more onerous borrowing terms and reduce or eliminate our borrowing flexibility in the future.

We have a history of growth through acquisitions. The current economic environment will limit our ability to grow through acquisition in the near-term future. As a result, we are focused on cost reductions and de-levering opportunities.

Pro Forma

We believe that the separate presentation of historical financial results for the Predecessor and Successor periods may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results, we have presented our operating results on a pro forma basis for the years ended December 31, 2007 and 2006. As no material acquisitions were completed during 2008 pro forma results are not presented for this period. This pro forma presentation for the year ended December 31, 2007 assumes that the Copley Acquisition, the Gannett Acquisition and the 2007 Financings occurred at the beginning of 2006. This pro forma presentation for the year ended December 31, 2006 assumes that the Massachusetts Acquisitions, the Copley Acquisition, the Gannett Acquisition and the 2007 Financings occurred at the beginning of 2006. These pro forma presentations are not necessarily indicative of what our operating results would have actually been had the Merger, the Massachusetts Acquisitions, the Copley Acquisition, the Gannett Acquisition and the 2007 and 2006 Financings occurred at the beginning of each pro forma period.

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

Significant judgment is required in determining the fair value of our goodwill and long-lived assets to measure impairment, including the determination of multiples of revenue and Adjusted EBITDA and future earnings projections. The estimates and judgments that most significantly affect the future cash flow estimates are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items.

We determined that we should perform impairment testing of goodwill and indefinite lived intangible assets during the second and fourth quarters of 2008 and the fourth quarter of 2007, due to declines in our stock price, reduced estimates in of our future cash flows, increased volatility in operating results and declines in market transactions. As a result, impairment charges related to goodwill and mastheads were recorded in fiscal 2008 and 2007 and related to goodwill, mastheads and amortizable intangibles in fiscal 2008. See additional information in Note 5 to the Consolidated Financial Statements.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead. We performed impairment tests on newspaper mastheads as of June 30 and December 31, 2008 and December 31, 2007. See Note 5 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment tests on long lived assets (including intangible assets subject to amortization) as of June 30 and December 31, 2008 and December 31, 2007. See Note 5 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Derivative Instruments

We record all of our derivative instruments on our balance sheet at fair value pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended and SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Fair value is based on counterparty quotations adjusted for our credit related risk. To the extent a derivative qualifies as a cash flow hedge under SFAS No. 133, unrealized changes in the fair value of the derivative are recognized in accumulated other comprehensive income. However, any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Fair values of derivatives are subject to significant variability based on market conditions, such as future levels of interest rates. This variability could result in a significant increase or decrease in our accumulated other comprehensive income and/or earnings but will generally have no effect on cash flows, provided the derivative is carried through to full term. We also assess the capabilities of our counterparties to perform under the terms of the contracts. A change in the assessment could have an impact on the accounting and economics of our derivatives.

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

We record tax assets and liabilities at the date of a purchase business combination, based on our best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on our best estimate of the ultimate settlement in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. At the date of a change in our best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities will be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in our best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized will be adjusted. The effect of those adjustments is applied to increase or decrease the remaining balance of goodwill attributable to that acquisition. If goodwill is reduced to zero, the remaining amount of those adjustments will be applied initially to reduce to zero other noncurrent intangible assets related to that acquisition, and any remaining amount should be recognized in earnings.

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

Results of Operations

The following table summarizes our historical results of operations for the years ended December 31, 2008 2007 and 2006 and our pro forma results of operations for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2006
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)	(Actual)
	(In Thousands)
Revenues:
Advertising	$495,667	$478,749	$428,531	$469,883	$232,130
Circulation	146,340	136,583	117,782	128,132	50,868
Commercial printing and other	41,092	37,066	33,147	37,100	23,193

Total revenues	683,099	652,398	579,460	635,115	306,191
Operating costs and expenses:
Operating costs	384,594	354,409	311,999	348,787	156,697
Selling, general and administrative	187,781	172,266	156,016	155,074	88,578
Depreciation and amortization	70,121	64,783	57,292	55,876	23,610
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	4,420	—
Integration and reorganization costs	7,627	7,490	7,490	4,486	4,486
Impairment of long-lived assets	123,717	1,553	1,553	917	917
Loss on sale of assets	(337)	(1,495)	(1,495)	(745)	(700)
Goodwill and mastheads impairment	491,830	225,993	225,993	—	—

Operating income (loss)	(582,908)	(175,591)	(182,378)	64,810	31,203
Interest expense	88,206	96,096	76,726	103,933	35,994
Amortization of deferred financing costs	1,845	1,532	2,101	4,397	544
Loss on early extinguishment of debt	—	2,240	2,240	3,449	2,086
Unrealized (gain) loss on derivative instrument	10,119	2,378	2,378	(1,150)	(1,150)
Other (income) loss	(59)	(4)	16	1	(16)

Loss from continuing operations before income taxes	(683,019)	(277,833)	(265,839)	(45,820)	(6,255)
Income tax benefit	(21,139)	(36,725)	(31,789)	(15,045)	(3,769)

Loss from continuing operations	$(661,880)	$(241,108)	$(234,050)	$(30,775)	$(2,486)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Year Ended December 31, 2007

(In thousands)

	GateHouse Media (A)	Copley (B)	Gannett (C)	Adjustments (D)		Pro forma
Revenues:
Advertising	$428,531	$26,272	$28,511	$(4,565	)(1)	$478,749
Circulation	117,782	12,369	7,862	(1,430	)(1)	136,583
Commercial printing and other	33,147	2,934	2,013	(1,028	)(1)	37,066

Total revenues	579,460	41,575	38,386	(7,023)		652,398
Operating costs and expenses:
Operating costs	311,999	25,476	21,699	(4,765	)(1,2)	354,409
Selling, general and administrative	156,016	11,459	6,860	(2,069	)(1,3)	172,266
Depreciation and amortization	57,292	2,882	1,372	3,237	(1,4)	64,783
Integration and reorganization	7,490	—	—	—		7,490
Impairment of long-lived assets	1,553	—	—	—		1,553
Loss on sale of assets	(1,495)	—	—	—		(1,495)
Goodwill and mastheads impairment	225,993	—	—	—		225,993

Total operating expenses	761,838	39,817	29,931	(3,597)		827,989

Operating income (loss)	(182,378)	1,758	8,455	(3,426)		(175,591)
Interest expense
Debt	76,726	—	—	19,370	(5)	96,096
Other interest expense	—	3,817	—	(3,817	)(5)	—
Amortization of deferred financing costs	2,101	—	—	(569	)(6)	1,532
Loss on early extinguishment of debt	2,240	—	—	—		2,240
Unrealized loss on derivative instrument	2,378	—	—	—		2,378
Other (income) loss	16	(20)	—	—		(4)

Income (loss) from operations before tax	(265,839)	(2,039)	8,455	(18,410)		(277,833)
Income tax expense (benefit)	(31,789)	(1,120)	3,391	(7,207	)(1,7)	(36,725)

Income (loss) from continuing operations	$(234,050)	$(919)	$5,064	$(11,203)		$(241,108)

Adjustments to Unaudited Pro Forma Condensed Consolidated Statement of Operations

(A) GateHouse Media, Inc.

Reflects historical consolidated statement of operations for the Company for the year ended December 31, 2007.

(B) Copley

Reflects historical consolidated statement of operations for the newspapers acquired from the Copley Press Inc. for the period from January 1, 2007 to April 11, 2007.

(C) Gannett

Reflects historical consolidated statement of operations for the newspapers acquired from Gannett Co. Inc. for the period from January 1, 2007 to May 7, 2007.

(D) Adjustments

(1)	Reflects the adjustment to eliminate the revenue and expenses related to the group of assets and liabilities from the Gannett Acquisition held for sale:

Year ended December 31, 2007
Revenues:
Advertising	$4,565
Circulation	1,430
Commercial printing and other	1,028
Operating costs and expenses:
Operating costs	4,221
Selling, general and administrative	1,159
Depreciation and amortization	202
Income tax expense	578

Income from operations	$863

(2)	Reflects the elimination of expenses related to the pension and postretirement plans not continued by the Company.

Year ended December 31, 2007
Gannett—Pension and postretirement adjustment	$544

(3)	Reflects the elimination of certain expenses related to liabilities included in the historical statement of operations of Copley and Gannett but not assumed by us.

Year ended December 31, 2007
Copley:
Pension, postretirement and other retirement plans	$729
Gannett:
Pension, postretirement and other retirement plans	181

$910

(4)	Copley:

Asset Category	Fair value	Remaining estimated useful life in years	Pro forma expense Year ended December 31, 2007
Buildings	$25,691	25	$256
Machinery & Equipment	35,845	3-10	1,043
Furniture & Fixtures	805	10	15
Auto & Trucks	2,255	5	107

Total pro forma depreciation expense			1,421

Subscriber Relationships	40,083	14	716
Advertiser Relationships	95,466	14	1,705

Total pro forma amortization expense			2,421

Total pro forma depreciation and amortization expense			$3,842

Gannett:

Asset Category	Fair value	Remaining estimated useful life in years	Pro forma expense
			Year ended December 31, 2007
Buildings	$10,570	25	$141
Machinery & Equipment	26,333	3-10	884
Furniture & Fixtures	483	10	16
Auto and Trucks	546	5	36

Total pro forma depreciation expense			1,077

Subscriber Relationships	26,964	16	562
Advertiser Relationships	96,503	16	2,010

Total pro forma amortization expense			2,572

Total pro forma depreciation and amortization expense			$3,649

The following tables summarize the pro forma adjustments:

	Copley	Gannett	Year ended December 31, 2007
Pro forma depreciation expense	$1,421	$1,077	$2,498
Pro forma amortization expense	2,421	2,572	4,993
Less: historical depreciation expense	(2,738)	(1,147)	(3,885)
Less: historical amortization expense	(144)	(23)	(167)

	$960	$2,479	$3,439

(5)	Represents adjustment to reflect the interest expense of the 2007 Financings for the periods presented. The following table illustrates the assumed interest rates and amounts of borrowings the pro forma interest expense calculation is based on. The term loan, delayed draw term loan, bridge facility and the revolving loan facility average rate is LIBOR based. The term loan and delayed draw term loan variable interest rate is effectively converted to a fixed rate loan under five interest rate swap agreements for notional amounts at acquisition of $300,000, $270,000, $100,000, $250,000 and $200,000, except for a $75,000 unhedged portion of the term loan. Unused commitment fees are based on the remaining balance of the $40,000 of the total revolving credit facility. Letter of credit fees are a quarterly fee equal to the applicable margin for the LIBOR based loans on the aggregate amount of outstanding letters of credit.

	Year ended December 31, 2007
	Average Rate	Margin	Total Rate	Amount of borrowing	Pro forma interest expense	Less: Historical interest expense	Net adjustment to interest expense
Term Loan Facility—B	4.778%	2.00%	6.778%	$670,000	$22,708
Delayed Draw Term Loan Facility	4.971%	2.00%	6.971%	250,000	8,714
Term Loan Facility—C	5.156%	2.25%	7.406%	275,000	10,182
Bridge Facility	5.320%	1.50%	6.820%	300,000	10,230
Unused commitment fees	0.50%	—	0.500%	40,000	100
Letter of credit fees	2.00%	—	2.000%	3,269	32

					$51,966	$32,596	$19,370

Historical weighted average debt balance					$1,084,582
Weighted average interest rate					6.65%

For year ended December 31, 2007, the elimination of other interest expense also included interest expense on an intercompany demand note held by the newspapers acquired from the Copley Press, Inc. of $3,817.

(6)	Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt. Reflects the net adjustment to a total deferred financing cost amount of $12,575 amortized over a weighted average life of 2.9 years as follows:

Year ended December 31, 2007
Pro forma deferred financing costs	$634
Less: historical costs	(1,203)

Net adjustment	$(569)

(7)	The pro forma adjustment reflects the income tax effect of pro forma adjustments. The tax effect is calculated based on a 39.15% effective tax rate.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Year Ended December 31, 2006

(In thousands)

	GateHouse Media (A)	Copley (B)	Gannett (C)	Enterprise (D)	CNC (E)	Adjustments (F)		Pro forma
Revenues:
Advertising	$232,130	$104,000	$89,679	24,175	35,550	$(15,651	)(1)	$469,883
Circulation	50,868	44,238	23,914	8,226	5,222	(4,336	)(1)	128,132
Commercial printing and other	23,193	10,591	5,008	235	1,633	(3,560	)(1)	37,100

Total revenues	306,191	158,829	118,601	32,636	42,405	(23,547)		635,115
Operating costs and expenses:
Operating costs	156,697	93,170	64,916	23,789	25,611	(15,396	)(1,2)	348,787
Selling, general and administrative	88,578	43,706	19,697	5,000	8,772	(10,679	)(1,3)	155,074
Depreciation and amortization	23,610	11,083	3,748	2,953	1,716	12,766	(1,4)	55,876
Transaction costs related to Massachusetts Acquisitions	—	—	—	4,420	—	—		4,420
Integration and reorganization	4,486	—	—	—	—	—		4,486
Impairment of long-lived assets	917	—	—	—	—	—		917
Other expense	(700)	(45)	—	—	—	—		(745)

Total operating expenses	274,988	148,004	88,361	36,162	36,099	(13,309)		570,305

Operating income (loss)	31,203	10,825	30,240	(3,526)	6,306	(10,238)		64,810
Interest expense
Debt	35,994	—	—	2,161	4,248	61,530	(5)	103,933
Other interest expense	—	13,061	—	—	2,488	(15,549	)(5)	—
Amortization of deferred financing costs	544	—	—	72	137	3,644	(6)	4,397
Loss on early extinguishment of debt	2,086	—	—	1,363	—	—		3,449
Unrealized gain on derivative instrument	(1,150)	—	—	—	—	—		(1,150)
Other (income) loss	(16)	49	—	(104)	(12)	84	(7)	1

Income (loss) from operations before tax	(6,255)	(2,285)	30,240	(7,018)	(555)	(59,947)		(45,820)
Income tax expense (benefit)	(3,769)	(1,042)	12,126	—	1,161	(23,521	)(1,8)	(15,045)

Income (loss) from continuing operations	$(2,486)	$(1,243)	$18,114	$(7,018)	$(1,716)	$(36,426)		$(30,775)

Adjustments to Unaudited Pro Forma Condensed Consolidated Statement of Operations

(A) GateHouse Media, Inc.

Reflects our historical consolidated statement of operations for year ended December 31, 2006.

(B) Copley

Reflects historical consolidated statement of operations for the newspapers acquired from the Copley Press Inc. for the period from January 1, 2006 to December 31, 2006.

(C) Gannett

Reflects historical consolidated statement of operations for the newspapers acquired from Gannett Co. Inc. for the period from January 1, 2006 to December 31, 2006.

(D) Enterprise

Reflects historical consolidated statement of operations for the newspapers acquired from Enterprise NewsMedia, LLC. for the period from January 1, 2006 to June 5, 2006.

(E) CNC

Reflects historical consolidated statement of operations for the newspapers acquired from CP Media for the period from January 1, 2006 to June 5, 2006.

(F) Adjustments

(1)	Reflects the adjustment to eliminate the revenue and expenses related to the group of assets and liabilities from the Gannett Acquisition held for sale:

Year ended December 31, 2006
Revenues:
Advertising	$15,651
Circulation	4,336
Commercial printing and other	3,560
Operating costs and expenses:
Operating costs	13,702
Selling, general and administrative	3,798
Depreciation and amortization	567
Income tax expense	2,197

Income from operations	$3,283

(2)	Reflects the elimination of expenses related to the pension and postretirement plans not continued by us.

Year ended December 31, 2006
Gannett—Pension and postretirement adjustment	$1,694

(3)	Reflects the elimination of certain expenses related to liabilities included in the historical statement of operations of Copley and Gannett but not assumed by us.

Year ended December 31, 2006
Copley:
Pension, postretirement and other retirement plans	$6,332
Gannett:
Pension, postretirement and other retirement plans	549

$6,881

(4) Copley:

Asset Category	Fair value	Remaining estimated useful life in years	Pro forma expense Year ended December 31, 2006
Buildings	$25,691	25	$1,028
Machinery & Equipment	35,845	3-10	4,020
Furniture & Fixtures	805	10	81
Auto & Trucks	2,255	5	451

Total pro forma depreciation expense			5,580

Subscriber Relationships	40,083	14	2,863
Advertiser Relationships	95,466	14	6,819

Total pro forma amortization expense			9,682

Total pro forma depreciation and amortization expense			$15,262

Gannett:

Asset Category	Fair value	Remaining estimated useful life in years	Pro forma expense
			Year ended December 31, 2006
Buildings	$10,570	25	$424
Machinery & Equipment	26,333	3-10	2,653
Furniture & Fixtures	483	10	48
Auto and Trucks	546	5	109

Total pro forma depreciation expense			3,234

Subscriber Relationships	26,964	16	1,685
Advertiser Relationships	96,503	16	6,032

Total pro forma amortization expense			7,717

Total pro forma depreciation and amortization expense			$10,951

Enterprise:

Asset Category	Fair value	Remaining estimated useful life in years	Pro forma expense Year ended December 31, 2006
Buildings & Improvements	$2,978	6-25	$75
Machinery & Equipment	7,384	3-10	632
Furniture & Fixtures	602	10	25
Auto and Trucks	1,296	5	108

Total pro forma depreciation expense			840

Subscriber Relationships	22,339	14-16	658
Advertiser Relationships	52,846	18	1,223
Noncompete	986	2	205

Total pro forma amortization expense			2,086

Total pro forma depreciation and amortization expense			$2,926

CNC:

Asset Category	Fair value	Remaining estimated useful life in years	Pro forma expense Year ended December 31, 2006
Buildings	$8,858	6-25	$230
Machinery & Equipment	8,147	3-10	487
Furniture & Fixtures	450	10	19
Auto and Trucks	301	5	25

Total pro forma depreciation expense			761

Subscriber Relationships	10,781	18	250
Advertiser Relationships	76,194	15	2,117

Total pro forma amortization expense			2,367

Total pro forma depreciation and amortization expense			$3,128

The following tables summarize the pro forma adjustments:

	Copley	Gannett	Enterprise	CNC	Year ended December 31, 2006
Pro forma depreciation expense	$5,580	$3,234	$840	$761	$10,415
Pro forma amortization expense	9,682	7,717	2,086	2,367	21,852
Less: historical depreciation expense	(10,467)	(3,100)	(723)	(1,105)	(15,395)
Less: historical amortization expense	(616)	(82)	(2,230)	(611)	(3,539)

	$4,179	7,769	(27)	1,412	13,333

(5)	Represents adjustment to reflect the interest expense of the 2007 Financings for the periods presented. The following table illustrates the assumed interest rates and amounts of borrowings the pro forma interest expense calculation is based on. The term loan, delayed draw term loan, bridge facility and the revolving loan facility average rate is LIBOR based. The term loan and delayed draw term loan variable interest rate is effectively converted to a fixed rate loan under five interest rate swap agreements for notional amounts of $300,000, $270,000, $100,000, $250,000 and $200,000, except for a $75,000 unhedged portion of the term loan. Unused commitment fees are based on the remaining balance of the $40,000 of the total revolving credit facility. Letter of credit fees are a quarterly fee equal to the applicable margin for the LIBOR based loans on the aggregate amount of outstanding letters of credit.

	Year ended December 31, 2006
	Average Rate	Margin	Total Rate	Amount of borrowing	Pro forma interest expense	Less: Historical interest expense	Net adjustment to interest expense
Term Loan Facility—B	4.778%	2.00%	6.778%	$670,000	$45,414
Delayed Draw Term Loan Facility	4.971%	2.00%	6.971%	250,000	17,428
Term Loan Facility—C	5.156%	2.25%	7.406%	275,000	20,366
Bridge Facility	5.320%	1.50%	6.820%	300,000	20,460
Unused commitment fees	0.50%	—	0.500%	40,000	200
Letter of credit fees	2.00%	—	2.000%	3,269	65

					$103,933	$42,403	$61,530

Historical weighted average debt balance					$1,084,582
Weighted average interest rate					6.65%

For the year ended December 31, 2006, the elimination of other interest expense also included interest expense on an intercompany demand note held by the newspapers acquired from the Copley Press, Inc. of $13,061, and interest on preferred stock held by the newspapers acquired from CNC of $2,488.

(6)	Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized to interest expense on a straight-line basis over the remaining terms of the related debt. The table below reflects the net adjustment to a total deferred financing cost amount of $12,575 amortized over a weighted average life of 2.9 years as follows:

Year ended December 31, 2007
Pro forma deferred financing costs	$4,397
Less: historical costs	(753)

Net adjustment	$3,644

(7)	Reflects the elimination of certain expenses related to liabilities included in the historical statement of operations of Enterprise but not assumed by us. The amount represents net interest income related to the triple net lease agreement which was not assumed as a result of the Enterprise Acquisition. The amount is reflective of the rental income to a third party partially offset by interest expense related to the mortgage of that property.

(8)	The pro forma adjustment reflects the income tax effect of pro forma adjustments. The tax effect is calculated based on a 39.15% effective tax rate.

Year Ended December 31, 2008 Compared To Pro Forma Year Ended December 31, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the year ended December 31, 2008 and our pro forma results of operations for the year ended December 31, 2007.

Revenue. Total GAAP revenue for the year ended December 31, 2008 increased by $30.7 million or 4.7% to $683.1 million from the pro forma year ended December 31, 2007 revenue of $652.4 million. $16.9 million of the increase came from advertising revenue and $9.8 million of the increase came from circulation revenue. The increase in total revenues of $30.7 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 and 2008 acquisitions”) of $74.7 million. Excluding the revenue increases of $74.7 million from the 2007 and 2008 acquisitions, same store revenues were down $41.7 million or 5.6%. The same store revenue declines were primarily driven by declines in classified advertising. The weakened economy, particularly in the sectors of employment, automotive and real estate has led to declining classified revenues across the country.

On February 28, 2007, we acquired SureWest Directories which publishes annual yellow page and white page directories. Purchase accounting rules did not allow us to record deferred revenue and the related costs for these directories until we published the directories. This resulted in revenue and expenses being less than what the predecessor owner would have recognized for the year ended December 31, 2007. Excluding these purchase accounting adjustments, revenue for the year ended December 31, 2007 would have been $19.1 million, an increase of $0.6 million over $18.5 million for 2008.

Revenue from publications disposed of during the year (included in discontinued operations) was $15.4 million during the year ended December 31, 2008.

Operating Costs. Operating costs for the year ended December 31, 2008 increased by $30.2 million, or 8.5%, to $384.6 million from $354.4 million for the year ended December 31, 2007. The increase in operating costs was primarily due to operating costs of the acquisitions completed in 2007 and 2008 of $41.3 million. These acquisition related expense increases were partially offset by decreased newsprint volumes, and compensation expenses of $3.6 million and $8.1 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2008 increased by $15.5 million, or 9.0%, to $187.8 million from $172.3 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 and 2008 acquisitions of $21.8 million. These expense increases were partially offset by a decreased in compensation, health insurance and pension expenses of $1.6 million, $2.2 million and $2.6 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2008 increased by $5.3 million to $70.1 million from $64.8 million for the year ended December 31, 2007. The increase was primarily due to depreciation and amortization of the 2007 and 2008 acquisitions of $1.9 million. Additionally, during the years ended December 31, 2008 and 2007, we incurred capital expenditures of $9.7 and $8.6 million, respectively, which contributed to the increase in depreciation expense in 2008.

Impairment of Long-Lived Assets. During the year ended December 31, 2008 we incurred a charge of $123.2 million due to reductions in our operating projections within our Northeast Reporting Unit. During the year ended December 31, 2007 we incurred a charge of $1.6 million related to the impairment of property, plant and equipment which were classified as held for sale at, or disposed of during the year ended December 31, 2008 and December 31, 2007, respectively.

Goodwill and Mastheads Impairment. During the years ended December 31, 2008 and December 31, 2007, we recorded an impairment charge of $491.8 million and $226.0 million, respectively, on our goodwill and mastheads due to declines in our cash flow projections, reductions of transaction multiples, and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the year ended December 31, 2008 decreased by $7.9 million, or 8.2%, to $88.2 million from $96.1 million for the year ended December 31, 2007. The decrease was primarily due to a decline in interest rates during 2008 and the related impact on our unhedged debt position.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2007, we incurred a $2.2 million loss due to the write off of deferred financing costs associated with the extinguishment of our Bridge Facility.

Unrealized (Gain) Loss on Derivative Instrument. During the years ended December 31, 2008 and 2007 we recorded a loss of $10.1 million and $2.4 million, respectively, due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the year ended December 31, 2008 was $21.1 million compared to $36.7 million for the year ended December 31, 2007. The change of $15.6 million was primarily due to the change in the income tax valuation allowance during the year ended December 31, 2008, the impairment of nondeductible goodwill and an increase in book pretax loss during the year ended December 31, 2008.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2008 was $661.9 million. Net loss from continuing operations for the year ended December 31, 2007 was $241.1 million. Our net loss from continuing operations increased due to the factors noted above.

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the years ended December 31, 2008 and 2007.

Revenue. Total revenue for the year ended December 31, 2008 increased by $103.7 million or 17.9% to $683.1 million from the year ended December 31, 2007 revenue of $579.4 million. $67.1 million of the increase came from advertising revenue and $28.6 million of the increase came from circulation revenue. The increase in total revenues of $103.7 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 and 2008 acquisitions”) of $74.7 million and the increase in revenue for the Copley and Gannett acquisitions completed in 2007 of $50.5 million. Excluding the revenue increases of $74.7 million from the 2007 and 2008 acquisitions, same store revenues were down $41.7 million or 5.6%. The same store revenue declines were primarily driven by declines in classified advertising. The weakened economy, particularly in the sectors of employment, automotive and real estate has led to declining classified revenues across the country.

On February 28, 2007, we acquired SureWest Directories which publishes annual yellow page and white page directories. Purchase accounting rules did not allow us to record deferred revenue and the related costs for these directories until we published the directories. This resulted in revenue and expenses being less than what the predecessor owner would have recognized for the year ended December 31, 2007. Excluding these purchase accounting adjustments, revenue for the year ended December 31, 2007 would have been $19.1 million, an increase of $0.6 million over $18.5 million for 2008.

Revenue from publications disposed of during the year (included in discontinued operations) was $15.4 million during the year ended December 31, 2008.

Operating Costs. Operating costs for the year ended December 31, 2008 increased by $72.6 million, or 23.2%, to $384.6 million from $312.0 million for the year ended December 31, 2007. The increase in operating costs was primarily due to operating costs of the acquisitions completed in 2007 and 2008 of $41.3 million as well as an increase in operating costs recognized for the Copley and Gannett acquisitions completed in 2007 of $35.1 million.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2008 increased by $31.8 million, or 20.4%, to $187.8 million from $156.0 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 and 2008 acquisitions of $21.8 million and an increase in expenses recorded by the Copley and Gannett acquisitions completed in 2007 of $10.1 million.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2008 increased by $12.8 million to $70.1 million from $57.3 million for the year ended December 31, 2007. The increase was primarily due to depreciation and amortization of the 2007 and 2008 acquisitions of $1.9 million and an increase in depreciation expense for the Copley and Gannett acquisitions completed in 2007 of $8.5 million. Additionally, during the years ended December 31, 2008 and 2007, we incurred capital expenditures of $9.7 and $8.6 million, respectively, which contributed to the increase in depreciation expense in 2008.

Impairment of Long-Lived Assets. During the year ended December 31, 2008 we incurred a charge of $123.2 million due to reductions in our operating projections within our Northeast and Surewest reporting units. During the year ended December 31, 2007 we incurred a charge of $1.6 million related to the impairment of property, plant and equipment which were classified as held for sale at, or disposed of during the year ended December 31, 2008 and December 31, 2007, respectively.

Goodwill and Mastheads Impairment. During the years ended December 31, 2008 and December 31, 2007, we recorded an impairment charge of $491.8 million and $226.0 million, respectively, on our goodwill and mastheads due to declines in our cash flow projections, reductions of transaction multiples, declines in our stock price and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the year ended December 31, 2008 increased by $11.5 million, or 15.0%, to $88.2 million from $76.7 million for the year ended December 31, 2007. The increase was primarily due to increases in our total outstanding debt position.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2007, we incurred a $2.2 million loss due to the write off of deferred financing costs associated with the extinguishment of our Bridge Facility.

Unrealized (Gain) Loss on Derivative Instrument. During the years ended December 31, 2008 and 2007 we recorded a loss of $10.1 million and $2.4 million, respectively, due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Benefit. Income tax benefit for the year ended December 31, 2008 was $21.1 million compared to $31.8 million for the year ended December 31, 2007. The change of $10.7 million was primarily due to the change in income tax valuation allowance during the year ended December 31, 2008, the impairment of nondeductible goodwill and an increase in book pretax loss during the year ended December 31, 2008.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2008 was $661.9 million. Net loss from continuing operations for the year ended December 31, 2007 was $234.1 million. Our net loss from continuing operations increased due to the factors noted above.

Pro Forma Year Ended December 31, 2007 Compared to Pro Forma Year Ended December 31, 2006

The discussion of our results of operations that follows is based upon our pro forma results of operations for years ended December 31, 2007 and 2006.

Revenue. Total pro forma revenue for the year ended December 31, 2007 increased by $17.3 million or 2.7% to $652.4 million from the pro forma year ended December 31, 2006 revenue of $635.1 million. $8.9 million of the increase came from advertising revenue and $8.5 million of the increase came from circulation revenue. The increase in total revenues of $17.3 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 acquisitions”) of $42.7 million. This 2007 acquisition related revenue increase was partially offset by the loss of a third party printing contract not assumed in the acquisition of The Copley Press, Inc. as well as the sale of a stand alone commercial printing business in October 2006. These two items caused revenues to decline by $6.2 million. Excluding the revenue increases of $42.7 million from the 2007 acquisitions and the other revenue declines of $6.2 million from the asset sales and printing contract not assumed, same store revenues were down $15.9 million or 2.5%. The same store revenue declines were primarily driven by decreases in classified advertising and by a weaker localized Massachusetts economy. Our revenues generated in our Massachusetts region have been negatively impacted by lower classified real estate, help wanted and automotive advertising and additionally by the intentional and careful elimination of seven publications to maximize cash flow in the region.

On February 28, 2007, we acquired SureWest Directories which publishes annual yellow page and white page directories. Purchase accounting rules did not allow us to record deferred revenue and the related costs for these directories until we published the directories. This resulted in revenue and expenses being less than what the predecessor owner would have recognized for the year ended December 31, 2007. Excluding these purchase accounting adjustments, revenue for the year ended December 31, 2007 would have been $19.1 million, an increase of $0.7 million over $18.4 million for the same period in 2006. For the period of February 28, 2007 to December 31, 2007 revenue would have been $16.0 million, up $0.7 million or 4.4% over the same period in 2006.

Revenue from publications subsequently disposed of (included in discontinued operations) was $18.1 million during the year ended December 31, 2007.

Operating Costs. Operating costs for the year ended December 31, 2007 increased by $5.6 million, or 1.6%, to $354.4 million from $348.8 million for the year ended December 31, 2006. The increase in operating costs was primarily due to operating costs of the acquisitions completed in 2007 of $24.9 million. These acquisition related expense increases were partially offset by decreased newsprint, and compensation expenses of $9.8 million and $5.5 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2007 increased by $17.2 million, or 11.1%, to $172.3 million from $155.1 million for the year ended December 31, 2006. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 acquisitions of $11.5 million as well as an increase in non-cash compensation expense related to our RSGs of $3.0 million. Additionally, during the year ended December 31, 2007 we incurred an increase in audit, Sarbanes-Oxley and legal fees of $2.5 million. During the year ended December 31, 2007, we also incurred an increase in pension and postretirement expenses of $0.3 million.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2007 increased by $8.9 million to $64.8 million from $55.9 million for the year ended December 31, 2006. The increase was primarily due to depreciation and amortization of the 2007 acquisitions of $6.4 million. Additionally, during the year ended December 31, 2007, we incurred capital expenditures of $8.6 million.

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

Income Tax Benefit. Income tax benefit for the year ended December 31, 2007 was $36.7 million compared to $15.0 million for the year ended December 31, 2006. The change of $21.7 million was primarily due to the recognition of an income tax valuation allowance during the year ended December 31, 2007, the impairment of nondeductible goodwill and an increase in book pretax loss during the year ended December 31, 2007.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2007 was $241.1 million. Net loss from continuing operations for the year ended December 31, 2006 was $30.8 million. Our net loss from continuing operations increased due to the factors noted above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The discussion of our results of operations that follows is based upon our historical results of operations for years ended December 31, 2007 and 2006.

Revenue. Total revenue for the year ended December 31, 2007 increased by $273.3 million or 89.3% to $579.5 million from the year ended December 31, 2006 revenue of $306.2 million. $196.4 million of the increase came from advertising revenue and $66.9 million of the increase came from circulation revenue. The increase in total revenues of $273.3 million was driven primarily by revenues from the acquisitions of Copley, Gannett completed in 2007 of $178.4 million and full year 2007 revenues of $180.9 million for the Boston publications acquired in 2006, an increase of $82.0 million over partial year revenues of $98.9 million for 2006. Revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 acquisitions”) of $42.7 million also contributed to the increase in revenue. These revenue increases were partially offset by a decline in same store revenues of $15.9 million or 2.5%. The same store revenue declines were primarily driven by decreases in classified advertising and by a weaker localized Massachusetts economy. Our revenues generated in our Massachusetts region have been impacted by lower classified real estate, help wanted and automotive advertising and additionally by the intentional and careful elimination of seven publications to maximize cash flow in the region.

On February 28, 2007, we acquired SureWest Directories which publishes annual yellow page and white page directories. Purchase accounting rules did not allow us to record deferred revenue and the related costs for these directories until we published the directories. This resulted in revenue and expenses being less than what the predecessor owner would have recognized for the year ended December 31, 2007. Excluding these purchase accounting adjustments, revenue for the year ended December 31, 2007 would have been $19.1 million, an increase of $0.7 million over $18.4 million for the same period in 2006. For the period of February 28, 2007 to December 31, 2007 revenue would have been $16.0 million, up $0.7 million or 4.4% over the same period in 2006.

Revenue from publications subsequently disposed of (included in discontinued operations) was $18.1 million during the year ended December 31, 2007.

Operating Costs. Operating costs for the year ended December 31, 2007 increased by $155.3 million, or 99.1%, to $312.0 million from $156.7 million for the year ended December 31, 2006. The increase in operating costs was primarily due to operating costs of the Copley and Gannett acquisitions completed in 2007 of $95.5 million and full year 2007 operating costs of $100.6 million for the Boston publications acquired in 2006, an increase of $48.0 million over partial year costs of $52.6 million for 2006. Operating costs from the 2007 acquisitions of $24.9 million also contributed to the increase. These acquisition related expense increases were partially offset by decreased newsprint, and compensation expenses of $9.8 million and $5.5 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2007 increased by $67.4 million, or 76.1%, to $156.0 million from $88.6 million for the year ended December 31, 2006. The increase was primarily due to selling, general and administrative costs of the Copley and Gannett acquisitions completed in 2007 of $31.8 million and full year 2007 costs of $45.5 million for the Boston publications acquired in 2006, an increase of $17.1 million over partial year costs of $28.4 million for 2006. Selling, general and administrative costs from the 2007 acquisitions of $11.5 million contributed to the increase as did an increase in non-cash compensation expense related to our RSGs of $3.0 million further contributed to the increase. Additionally, during the year ended December 31, 2007 we incurred an increase in audit, Sarbanes-Oxley and legal fees of $2.5 million. During the year ended December 31, 2007, we also incurred an increase in pension and postretirement expenses of $0.3 million.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2007 increased by $33.7 million to $57.3 million from $23.6 million for the year ended December 31, 2006. The increase in depreciation and amortization expense was primarily due to expenses of the Copley and Gannett acquisitions completed in 2007 of $18.9 million and full year 2007 expense of $17.5 million for the Boston publications acquired in 2006, an increase of $8.5 million over partial year expenses of $9.0 million for 2006. Depreciation and amortization from the 2007 acquisitions of $6.4 million also contributed to the increase. Additionally, during the year ended December 31, 2007, we incurred capital expenditures of $8.6 million.

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

Interest Expense. Total interest expense for the year ended December 31, 2007 increased by $40.7 million, or 113.2%, to $76.7 million from $36.0 million for the year ended December 31, 2006. The increase was primarily due to execution of the 2007 credit facility.

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

Income Tax Benefit. Income tax benefit for the year ended December 31, 2007 was $31.8 million compared to $3.8 million for the year ended December 31, 2006. The change of $28.0 million was primarily due to the recognition of an income tax valuation allowance during the year ended December 31, 2007, the impairment of nondeductible goodwill and an increase in book pretax loss during the year ended December 31, 2007.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2007 was $234.1 million. Net loss from continuing operations for the year ended December 31, 2006 was $2.5 million. Our net loss from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and will be, cash provided by operating activities and term loan borrowings for significant acquisitions.

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

On February 15, 2008, we entered into our 2008 Bridge Facility with Barclays, as syndication agent, sole arranger and book runner. The 2008 Bridge Facility provides for a $20.6 term loan facility that is subject to extensions through August 15, 2009.

On October 17, 2008 Barclays granted us a waiver from compliance with the total leverage ratio covenant with respect to the quarter ended September 30, 2008.

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.9% of our outstanding Common Stock.

On February 3, 2009, we amended our 2007 Credit Facility and reduced the amounts available under the credit agreement, as follows: (i) for revolving loans, from $40,000,000 to $20,000,000; (ii) for the letter of credit subfacility, from $15,000,000 to $5,000,000; and (iii) for the swingline loan subfacility, from $10,000,000 to $5,000,000.

On February 12, 2009, we amended the 2008 Bridge Facility and Barclays granted us a waiver from compliance with the total leverage ratio covenant for the quarter ended December 31, 2008. The amendment set the applicable margin for the Bridge Facility at 12.00% and eliminated the covenant requiring compliance with the Total Leverage Ratio. The amendment also established an amortization schedule for the outstanding balance due which runs through December 31, 2009.

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

We are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility and the 2008 Bridge Facility. However, due to restrictive covenants and conditions within each of the facilities, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience, in the prior periods as well as our ability to address other risks set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented and amended by the risk factors that were included in our Quarterly Report for the quarterly period ended June 30, 2008 and in Item IA of this report. We believe that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(in thousands)
Cash provided by (used in) operating activities	$25,506	$63,733	$25,217
Cash provided by (used in) investing activities	11,675	(1,051,168)	(428,838)
Cash provided by (used in) financing activities	(37,533)	909,229	490,860

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2008 was $25.5 million. The net cash provided by operating activities resulted from depreciation and amortization of $71.6 million, non-cash compensation of $3.6 million, an impairment of long-lived assets of $132.9 million, a goodwill and mastheads impairment charge of $496.3 million which includes $4.5 million from discontinued operations, a net increase in cash provided by working capital of $4.4 million, a loss of $0.3 million on the sale of assets, amortization of deferred financing costs of $1.8 million, non-cash interest expense of $0.6 million, an unrealized loss of $10.1 million on derivative instruments, partially offset by a net loss of $673.3 million, a decrease of $21.3 million related to deferred income taxes, and an increase funding of pension and other post-retirement obligations of $1.5 million. The increase in cash provided by working capital primarily resulted from a decrease in accounts receivable and an increase in accounts payable, which were partially offset by a decrease in accrued interest and an increase in inventory from December 31, 2007 to December 31, 2008.

Net cash provided by operating activities for the year ended December 31, 2007 was $63.7 million. The net cash provided by operating activities resulted from a goodwill and mastheads impairment charge of $226.0 million, depreciation and amortization of $57.8 million, a loss of $2.2 million on the early extinguishment of debt, non-cash compensation of $4.7 million, an impairment of long-lived assets of $1.6 million, a net increase of $28.3 million in working capital, a loss of $1.5 million on the sale of assets, an unrecognized loss of $0.8 million from pension and other postretirement benefit obligations, amortization of deferred financing costs of $2.1 million, an unrealized loss of $2.4 million on derivative instruments, partially offset by a net loss of $231.4 million and a decrease of $32.2 million related to deferred income taxes. The decrease in working capital primarily resulted from an increase in accrued expenses, including interest and accounts payable, a decrease in accounts receivable and inventory that were partially offset by an increase in other assets from December 31, 2006 to December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2006 was $25.2 million. The net cash provided by operating activities resulted from depreciation and amortization of $24.1 million, a loss of $2.1 million on the early extinguishment of debt, non-cash compensation of $1.8 million, an impairment of long-lived assets of $0.9 million, a net increase of $0.5 million in working capital, a loss of $0.7 million on the sale of assets, an unrecognized loss of $0.7 million from pension and other postretirement obligations, amortization of deferred financing costs of $0.5 million, partially offset by a decrease of $3.4 million related to deferred income taxes, a net loss of $1.6 million, and an unrealized gain of $1.2 million on derivative instruments. The increase in working capital primarily resulted from an increase in accounts payable and accrued interest and a decrease in prepaid expenses and other assets, partially offset by an increase in accounts receivable from December 31, 2005 to December 31, 2006.

Cash Flows from Investing Activities. Net cash provided by investing activities for the year ended December 31, 2008 was $11.7 million. During the year ended December 31, 2008, we received $48.9 million from the sale of publications and other assets, which was partially offset by $27.5 million, net of cash acquired, used for acquisitions and $9.7 million used for capital expenditures.

Net cash used in investing activities for the year ended December 31, 2007 was $1.05 billion. During the year ended December 31, 2007, we used $1.12 billion, net of cash acquired, for acquisitions and $8.6 million for capital expenditures, which uses were partially offset by proceeds of $79.7 million from the sale of publications and other assets.

Net cash used in investing activities for the year ended December 31, 2006 was $428.8 million. During the year ended December 31, 2006, we used $424.9 million, net of cash acquired, for acquisitions, and $8.4 million for capital expenditures, which uses were partially offset by proceeds of $4.5 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the year ended December 31, 2008 was $37.5 million. The net cash used in financing activities resulted from the payment of dividends of $34.7 million, repayment of $22.5 million of short term debt and notes payable, and a net repayment of $11.0 million of borrowing under the Revolver, partially offset by borrowings under short term debt of $19.5 million and the issuance of subsidiary preferred stock of $11.3 million, net of issuance costs.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2007 to December 31, 2008.

Accounts Receivable. Accounts receivable decreased $10.2 million from December 31, 2007 to December 31, 2008, of which $11.2 million relates to the timing of cash collection and lower revenue recognized in 2008 compared to 2007 and $1.5 million from assets sold and held for sale. This decrease was partially offset by $2.5 million acquired from acquisitions consummated during the year ended December 31, 2008.

Property, Plant, and Equipment. Property, plant, and equipment decreased $15.8 million during the period from December 31, 2007 to December 31, 2008, of which $1.1 million relates to an impairment charge, $7.4 million relates to assets sold and held for sale, and depreciation of $27.9 million. These decreases in property, plant, and equipment were partially offset by $5.7 million in purchase accounting adjustments from acquisitions in 2007, $5.5 million was acquired from acquisitions consummated during the current year, and $9.7 million was used for capital expenditures.

Goodwill. Goodwill decreased $440.5 million from December 31, 2007 to December 31, 2008, of which $429.8 million relates to an impairment charge, $11.1 million from assets sold and held for sale, and $4.7 million is related to purchase accounting adjustments from acquisitions in 2007. These decreases in goodwill were partially offset by $5.1 million acquired from acquisitions consummated during the year ended December 31, 2008.

Intangible Assets. Intangible assets decreased $243.7 million from December 31, 2007 to December 31, 2008, of which $198.4 million relates to an impairment charge, amortization of $43.7 million, and assets held for sale of $18.7 million. These decreases in intangible assets were partially offset by $17.1 million of acquisitions consummated during the current year.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $10.1 million from December 31, 2007 to December 31, 2008 of which $46.7 million came from assets sold during the current year, partially offset by $36.6 million from assets classified as held for sale during the current year. Assets held for sale as of December 31, 2008 consist primarily of real estate for which we have typically have sale agreements in place.

Short-term Debt . Short-term debt increased $17.0 million from December 31, 2007 to December 31, 2008, of which $20.6 million relates to borrowings which were partially offset by $3.6 million of repayments under the Barclays Credit Agreement.

Accounts Payable. Accounts payable increased $7.2 million from December 31, 2007 to December 31, 2008, of which $0.5 million was acquired from acquisitions. The remaining $6.8 million increase in accounts payable working capital primarily resulted from the timing of vendor payments.

Accrued Expenses. Accrued expenses decreased $9.2 million from December 31, 2007 to December 31, 2008, of which $1.8 million relates to purchase accounting adjustments from acquisitions in 2007, a $8.7 million decrease in accrued payroll and decreases in various other accrual balances, including 401K contributions, miscellaneous tax balances and vacation. These decreases in accrued expenses were partially offset by $1.5 million acquired from acquisitions consummated during the current year.

Dividend Payable. Dividend payable decreased $23.1 million from December 31, 2007 to December 31, 2008 from the payment of dividends of $34.7 million, primarily offset by dividends declared of $11.6 million. In 2008, the Board of Directors elected to suspend the payment of all quarterly dividends.

Long-Term Debt. Long-term debt decreased $11.0 million from December 31, 2007 to December 31, 2008 from the repayment of $11.0 million under the Revolver.

Long-Term Liabilities, Less Current Portion. Long-term liabilities, less current portion, increased $12.9 million from December 31, 2007 to December 31, 2008, which resulted primarily from the issuance of preferred stock in a subsidiary in the amount of $11.5 million.

Deferred Income Taxes. Deferred income taxes decreased $25.3 million from December 31, 2007 to December 31, 2008, of which $26.1 million was primarily attributable to the 2008 impairment charges recognized on intangible assets.

Derivative Instruments. Derivative instruments decreased $9.1 million from December 31, 2007 to December 31, 2008, due to changes in the fair value measurement of our interest rate swaps and the termination of $570 million notional amount of interest rate swaps.

Additional Paid-in Capital. Additional paid-in capital increased $3.6 million from December 31, 2007 to December 31, 2008, which resulted from non-cash compensation of $3.6 million.

Accumulated Deficit. Accumulated deficit increased $684.9 million from December 31, 2007 to December 31, 2008 from declaration of dividends of $11.6 million and a net loss of $673.3 million.

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

As of December 31, 2008, (i) $670.0 million was outstanding under the term loan facility, (ii) $250.0 million was outstanding under the delayed draw term loan facility and (iii) $0 was outstanding under the revolving credit facility. Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans as amended by the First Amendment is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) ( i.e ., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00%, in the case of Alternate Base Rate Loans. Under the revolving loan facility we also pay a quarterly commitment fee on the unused portion of the revolving loan facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, we are required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which we are generally permitted to incur so long as we satisfy an incurrence test that requires us to maintain a pro forma Total Leverage ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (ii) make restricted payments of proceeds of asset dispositions to us to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of ours). The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at December 31, 2008 and, therefore, we are not required to be in compliance with the total leverage ratio covenant. Currently we do not have the ability to draw upon our revolving credit facility which will further limit our immediate and short term access to funds.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provides that the borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

First Amendment to 2007 Credit Facility.

On May 7, 2007, we entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275.0 million the proceeds of which were used to finance a portion of the Gannett Acquisition. As amended by the First

Amendment, the 2007 Credit Facility includes $1.195 billion of term loan facilities and a $40.0 million revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investor Service Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), are at least B1 and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of December 31, 2008, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Second Amendment to 2007 Credit Facility

On February 3, 2009 we entered into a Second Amendment to Credit Agreement (the “Second Amendment”). The Second Amendment amends our Amended and Restated Credit Agreement, dated as of February 27, 2007, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007 (together, the “Credit Agreement”), by and among Holdco, GateHouse Media Operating, Inc. (the “Subsidiary”), GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, and Wachovia Bank, National Association, as administrative agent for the lenders. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed thereto in the Credit Agreement.

The Second Amendment, among other things, permits the Subsidiary to repurchase term loans outstanding under the Credit Agreement at prices below par through one or more Modified Dutch Auctions through December 31, 2011, provided that: (i) no Default or Event of Default under the Credit Agreement has occurred and is continuing or would result from such repurchases, (ii) the sum of Unrestricted Cash and Accessible Borrowing Availability under the Credit Agreement is greater than or equal to $20,000,000; and (iii) no Extension of Credit is outstanding under the Revolving Facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Amendment and we cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made.

The Second Amendment also reduces the aggregate principal amounts available under the Credit Agreement, as follows: (i) for revolving loans, from $40,000,000 to $20,000,000; (ii) for the letter of credit subfacility, from $15,000,000 to $5,000,000; and (iii) for the swingline loan subfacility, from $10,000,000 to $5,000,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the Credit Agreement unless the Senior Secured Incurrence Test is less then 4.00 to 1 and the current Incurrence Test is satisfied as such terms are defined in the Second Amendment.

We are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility and the 2008 Bridge Facility. However, due to restrictive covenants and conditions within each of the facilities, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

2008 Bridge Facility

On February 15, 2008, GateHouse Media Intermediate Holdco, Inc., a subsidiary of GateHouse Media Holdco II, Inc. (“Holdco II”) and GateHouse Media (collectively, the “Bridge Borrower”) entered into the 2008 Bridge Facility with Barclays Capital, as syndication agent, sole arranger and book runner (“Barclays”).

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

The 2008 Bridge Facility contains affirmative and negative covenants applicable to Holdco II and, in limited circumstances, the Bridge Borrower and Holdco II’s restricted subsidiaries, customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. The 2008 Bridge Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2008 Bridge Facility); events of bankruptcy or insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. Certain of the foregoing covenants are only applicable to the extent they do not contravene any provision of or cause a violation of or default under the 2007 Credit Facility.

In connection with the 2008 Bridge Facility, Holdco II entered into a Pledge Agreement in favor of Barclays, pursuant to which Holdco II pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of its obligations under the Bridge Agreement. The pledged assets include, among other things (i) all present and future capital stock or other membership, equity, ownership or profits interest of the Bridge Borrower in all of its direct domestic restricted subsidiaries and (ii) 65% of the voting stock (and 100% of the nonvoting stock) of all of its present and future first-tier foreign subsidiaries.

As of December 31, 2008, a total of $17,000 was outstanding under the 2008 Bridge Facility.

On October 17, 2008, Holdco II entered into the First Waiver to the Bridge Facility. The First Waiver waived compliance by borrower with the Total Leverage Ratio (as defined in the Bridge Agreement) covenant of the Bridge Facility which is required to be greater than 7.25 to 1.00.

On February 12, 2009, Holdco II entered into the Second Waiver and Amendment to the Bridge Facility. The Second Waiver and Amendment waived compliance by Holdco II with the Total Leverage Ratio for the quarter ended December 31, 2008. The Second Waiver and Amendment also set the applicable margin for the Bridge Facility at 12.00% and established an amortization schedule for the outstanding balance due under the Bridge Facility as follows:

Installment	Principal Amount
May 31, 2009	$1,500
June 30, 2009	$1,500
July 31, 2009	$1,500
August 31, 2009	$1,500
September 30, 2009	$5,000
October 31, 2009	$2,000
November 30, 2009	$2,000
Term Loan Maturity Date	Remaining outstanding amounts

Furthermore, under the Second Waiver and Amendment to the Bridge Facility the covenant requiring compliance with the Total Leverage Ratio was eliminated. The Bridge Borrower also agreed to prepay the Bridge Loan in any month, and only to the extent that, the month end cash balance exceeds the Projected Cash Balance by $2,000, starting in May of 2009, and agreed to make certain prepayments in the event of any voluntary repurchase or prepayment of term loans under the 2007 Credit Facility.

In connection with the acquisition of Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. As of December 31, 2008, $11,538 was outstanding under this note, which includes a portion of the working capital settlement. In accordance with an additional amendment executed during January 2009, principal payments on the remaining balance will be made evenly from April-November of 2009.

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	(In Thousands)
2007 Credit Facility and short-term note payable	$101,895	$71,366	$71,366	$71,366	$71,366	$1,242,578	$1,629,937
Noncompete payments	831	739	721	631	311	1,110	4,343
Operating lease obligations	5,266	4,532	2,442	2,109	2,060	3,360	19,769
Letters of credit	5,197	—	—	—	—	—	5,197

Total	$113,189	$76,637	$74,529	$74,106	$73,737	$1,247,048	$1,659,246

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

On February 3, 2009, we again amended our 2007 Credit Facility and reduced the amounts available under the credit agreement, as follows: (i) for revolving loans, from $40,000,000 to $20,000,000; (ii) for the letter of credit subfacility, from $15,000,000 to $5,000,000; and (iii) for the swingline loan subfacility, from $10,000,000 to $5,000,000.

We do not have any off-balance sheet arrangements reasonably likely to have a current or future effect on our financial statements.

The 2009 payment amount shown above, includes $17 million and $11.5 million related to the 2008 Bridge Facility and a promissory note executed in connection with the Morris Acquisition, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Accordingly, our adoption of SFAS No. 157 in 2008 was primarily related to the valuation of our derivative instruments. The adoption of SFAS No. 157 decreased the value of the derivative instruments by $3,300 upon adoption and by $64,518 as of December 31, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for financial statements issued as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).

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

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141(R) could have a material impact on the consolidated financial statements if significant acquisitions are consummated in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation on disclosure requirements which will be applied retrospectively for all periods presented. We do not anticipate that SFAS No. 160 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The principal impact from this standard will be to require us to expand our disclosures regarding derivative instruments.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. In this report, we define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

Adjusted EBITDA

We define Adjusted EBITDA as follows:

Income (loss) from continuing operations before:

•	Income tax expense (benefit);

•	interest/financing expense;

•	depreciation and amortization; and

•	non-cash impairments.

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

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool. It should not be viewed in isolation or as a substitute for GAAP measures of earnings or cash flows. Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA and using this non-GAAP financial measure as compared to GAAP net income (loss), include: the cash portion of interest/financing expense, income tax (benefit) provision and charges related to gain (loss) on sale of facilities represent charges (gains), which may significantly affect our financial results.

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP. Readers of our financial statements should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure. We strongly urge readers of our financial statements to review the reconciliation of income (loss) from continuing operations to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this report. We also strongly urge readers of our financial statements to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

We use Adjusted EBITDA as a measure of our core operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our core business operating results. We consider the unrealized (gain) loss on derivative instruments and the loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Additionally, the non-cash gains (losses) on derivative contracts, which are related to interest rate swap agreements to manage interest rate risk, are financing costs associated with interest expense. Such charges are incidental to, but not reflective of, our core operating performance and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt and the unrealized (gain) loss on derivative instruments which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005		Period from January 1, 2005 to June 5, 2005	Year Ended December 31, 2004

	(Successor)	(Successor)	(Successor)	(Successor)		(Predecessor)	(Predecessor)
Income (loss) from continuing operations	$(661,880)	$(234,050)	$(2,486)	$9,565		$(24,831)	$(30,711)
Income tax expense (benefit)	(21,139)	(31,789)	(3,769)	7,050		(3,027)	1,228
Unrealized (gain) loss on derivative instrument (1)	10,119	2,378	(1,150)	(10,807)		—	—
Loss on early extinguishment of debt (2)	—	2,240	2,086	—		5,525	—
Amortization of deferred financing costs	1,845	2,101	544	67		643	1,826
Interest expense—dividends on mandatorily redeemable preferred stock	—	—	—	—		13,484	29,019
Interest expense—debt	88,206	76,726	35,994	11,760		13,232	32,917
Impairment of long-lived assets	123,717	1,553	917	—		—	1,500
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	2,850		7,703	—
Depreciation and amortization	70,121	57,292	23,610	8,030		5,776	13,374
Goodwill and mastheads impairment	491,830	225,993	—	—		—	—

Adjusted EBITDA from continuing operations	$102,819 (a)	$102,444 (b)	$55,746 (c)	$28,515	(d)	$18,505 (e)	$49,153	(f)

(a)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,664 which are one time in nature or non-cash compensation. Included in these net expenses of $24,664 is non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499) and integration and reorganization costs of $7,627 and $338 loss on the sale of assets. Adjusted EBITDA also does not include $3,894 from our discontinued operations.

(b)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $4,398 from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(c)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109, which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

Adjusted EBITDA also does not include $1,850 from our discontinued operations, including Globe, Arizona, Oswego, New York and Milton and Sayre, Pennsylvania.

(d)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 included net expenses of $1,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,643 is non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.
(e)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 included net expenses of $1,564, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,564 is non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.
(f)	Adjusted EBITDA for the year ended December 31, 2004 included net expenses of $1,076, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,076 is management fees paid to prior owners of $1,480 and a loss of $30 on the sale of assets, partially offset by $434 of other income.
(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570.0 million. At December 31, 2008, after consideration of the interest rate swaps described below, $570.0 million of the remaining principal amount of our term loans are subject to floating interest rates.

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $1.7 million, based on average pro forma floating rate debt outstanding during 2008, after consideration of the interest rate swaps of $625.0 million described below, and average amounts outstanding under the 2008 Bridge Facility and revolving credit facility during 2008.

On February 27, 2007, we executed an interest rate swap in the notional amount of $100.0 million with a forward starting date of February 28, 2007. The interest rate swap has a term of seven years. Under this swap, we pay an amount to the swap counterparty representing interest on a notional amount at a rate of 5.14% and receive an amount from the swap counterparty representing, interest on the notional amount at a rate equal to the one month LIBOR.

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

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.8 million based on newsprint usage for the year ended December 31, 2008 of approximately 83,000 metric tons.

Item 8.	Financial Statements and Supplementary Data

GATEHOUSE MEDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GateHouse Media, Inc.

We have audited the accompanying consolidated balance sheets of GateHouse Media, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2008 and 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GateHouse Media, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GateHouse Media, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GateHouse Media, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows of GateHouse Media, Inc. and subsidiaries (the Company) for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of GateHouse Media, Inc. and subsidiaries for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(s) to the consolidated financial statements, during 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Chicago, Illinois

March 12, 2007

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,744	$12,096
Accounts receivable, net of allowance for doubtful accounts of $6,024 and $3,874 at December 31, 2008 and 2007, respectively	75,274	85,474
Inventory	10,790	9,046
Prepaid expenses	4,576	4,514
Deferred income taxes	—	3,890
Other current assets	3,808	4,208
Assets held for sale	—	1,540

Total current assets	106,192	120,768
Property, plant, and equipment, net of accumulated depreciation of $57,400 and $30,597 at December 31, 2008 and 2007, respectively	194,401	210,209
Goodwill	261,332	701,852
Intangible assets, net of accumulated amortization of $100,132 and $58,111 at December 31, 2008 and 2007, respectively	565,033	808,794
Deferred financing costs, net	7,055	8,416
Other assets	2,489	1,692
Long-term assets held for sale	13,119	23,264

Total assets	$1,149,621	$1,874,995

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term liabilities	$1,454	$1,047
Short-term notes payable	11,863	10,000
Short-term debt	17,000	—
Accounts payable	20,378	13,190
Accrued expenses	31,495	40,672
Accrued interest	7,895	9,947
Deferred revenue	28,444	29,840
Dividend payable	—	23,126
Liabilities held for sale	—	623

Total current liabilities	118,529	128,445
Long-term liabilities:
Long-term debt	1,195,000	1,206,000
Long-term liabilities, less current portion	16,658	3,809
Deferred income taxes	—	25,327
Derivative instruments	34,957	44,101
Pension and other postretirement benefit obligations	13,555	13,325

Total liabilities	1,378,699	1,421,007

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2008; none issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2008; 58,213,868 and 57,947,073 shares issued, and 58,020,693 and 57,891,295 outstanding at December 31, 2008 and December 31, 2007, respectively	568	568
Additional paid-in capital	825,580	822,025
Accumulated other comprehensive loss	(51,604)	(49,962)
Accumulated deficit	(1,003,319)	(318,407)
Treasury stock, at cost, 193,175 and 55,778 shares at December 31, 2008, and December 31, 2007, respectively	(303)	(236)

Total stockholders’ equity (deficit)	(229,078)	453,988

Total liabilities and stockholders’ equity (deficit)	$1,149,621	$1,874,995

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenues:
Advertising	$495,667	$428,531	$232,130
Circulation	146,340	117,782	50,868
Commercial printing and other	41,092	33,147	23,193

Total revenues	683,099	579,460	306,191
Operating costs and expenses:
Operating costs	384,594	311,999	156,697
Selling, general, and administrative	187,781	156,016	88,578
Depreciation and amortization	70,121	57,292	23,610
Integration and reorganization costs	7,627	7,490	4,486
Impairment of long-lived assets	123,717	1,553	917
Loss on sale of assets	337	1,495	700
Goodwill and mastheads impairment	491,830	225,993	—

Operating income (loss)	(582,908)	(182,378)	31,203
Interest expense	88,206	76,726	35,994
Amortization of deferred financing costs	1,845	2,101	544
Loss on early extinguishment of debt	—	2,240	2,086
Unrealized loss (gain) on derivative instrument	10,119	2,378	(1,150)
Other (income) expense	(59)	16	(16)

Loss from continuing operations before income taxes	(683,019)	(265,839)	(6,255)
Income tax benefit	(21,139)	(31,789)	(3,769)

Loss from continuing operations	(661,880)	(234,050)	(2,486)
Income (loss) from discontinued operations, net of income taxes	(11,426)	2,626	912

Net loss	$(673,306)	$(231,424)	$(1,574)

Loss per share:
Basic and diluted:
Loss from continuing operations	$(11.60)	$(5.04)	$(0.10)
Net loss	$(11.80)	$(4.99)	$(0.06)
Dividends declared per share	$0.20	$1.57	$0.64

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2005	22,640,000	$222	$226,178	$(3,909)	$—	$9,565	—	$—	$232,056
Comprehensive loss:
Net loss	—	—	—	—	—	(1,574)	—	—	(1,574)
Unrealized loss on derivative instrument, net of income taxes of $1,560	—	—	—	—	(2,351)	—	—	—	(2,351)

Comprehensive loss									(3,925)
Adjustment to initially apply FASB Statement 158, net of income taxes of $197	—	—	—	—	(293)	—	—	—	(293)
Reclassification of deferred compensation	—	—	(3,909)	3,909	—	—	—	—	—
Restricted share grants	618,680	—	1,936	—	—	—	—	—	1,936
Restricted share forfeitures	(6,417)	—	(15)	—	—	—	—	—	(15)
Issuance of common stock	25,000	—	375	—	—	—	—	—	375
Issuance of common stock from initial public offering, net of issuance costs	15,870,000	159	261,446	—	—	—	—	—	261,605
Purchase of treasury stock	—	—	—	—	—	—	6,000	(60)	(60)
Common stock cash dividends	—	—	—	—	—	(18,595)	—	—	(18,595)

Balance at December 31, 2006	39,147,263	$381	$486,011	$—	$(2,644)	$(10,604)	6,000	$(60)	$473,084
Comprehensive loss:
Net loss	—	—	—	—	—	(231,424)	—	—	(231,424)
Unrealized loss on derivative instrument, net of income taxes of $930	—	—	—	—	(48,764)	—	—	—	(48,764)
Net actuarial loss and prior service cost, net of income taxes of $930	—	—	—	—	1,446	—	—	—	1,446

Comprehensive loss									(278,742)
Restricted share grants	198,846	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	4,617	—	—	—	—	—	4,617
Restricted share forfeitures	(99,036)	—	—	—	—	—	35,469	—	—
Restricted stock canceled for withholding tax	—	—	—	—	—	—	14,309	(176)	(176)
Deferred offering costs from initial public offering	—	—	(38)	—	—	—	—	—	(38)
Issuance of common stock from follow on public offering, net of issuance costs	18,700,000	187	331,435	—	—	—	—	—	331,622
Common stock cash dividends	—	—	—	—	—	(76,379)	—	—	(76,379)

Balance at December 31, 2007	57,947,073	$568	$822,025	$—	$(49,962)	$(318,407)	55,778	$(236)	$453,988

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at December 31, 2007	57,947,073	$568	$822,025	$—	$(49,962)	$(318,407)	55,778	$(236)	$453,988
Comprehensive loss:
Net loss	—	—	—	—	—	(673,306)	—	—	(673,306)
Unrealized loss on derivative instrument, net of income taxes of $0	—	—	—	—	(373)	—	—	—	(373)
Net actuarial loss and prior service cost, net of income tax of $0	—	—	—	—	(1,269)	—	—	—	(1,269)

Comprehensive loss									(674,948)
Restricted share grants	266,795	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	3,555	—	—	—	—	—	3,555
Purchase of treasury stock	—	—	—	—	—	—	137,397	(67)	(67)
Common stock cash dividends	—	—	—	—	—	(11,606)	—	—	(11,606)

Balance at December 31, 2008	58,213,868	$568	$825,580	$—	$(51,604)	$(1,003,319)	193,175	$(303)	$(229,078)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Cash flows from operating activities:
Net loss	$(673,306)	$(231,424)	$(1,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,573	57,750	24,051
Amortization of deferred financing costs	1,845	2,101	544
Unrealized loss (gain) on derivative instrument	10,119	2,378	(1,150)
Non-cash compensation expense	3,555	4,687	1,846
Deferred income taxes	(21,348)	(32,154)	(3,448)
Loss on sale of assets	337	1,495	700
Loss on early extinguishment of debt	—	2,240	2,086
Pension and other postretirement benefit obligations	(1,499)	800	748
Non-cash interest expense	618	—	—
Impairment of long-lived assets	132,856	1,553	917
Goodwill and mastheads impairment	496,309	225,993	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	11,197	5,153	(1,701)
Inventory	(1,697)	2,138	(23)
Prepaid expenses	274	1,143	610
Other assets	(790)	(2,685)	161
Accounts payable	6,663	5,021	1,614
Accrued expenses and other current liabilities	(7,033)	10,548	(829)
Accrued interest	(2,052)	7,589	1,025
Deferred revenue	(1,349)	(398)	(668)
Long-term liabilities	(766)	(195)	308

Net cash provided by operating activities	25,506	63,733	25,217

Cash flows from investing activities:
Purchases of property, plant, and equipment	(9,704)	(8,602)	(8,396)
Proceeds from sale of publications and other assets	48,938	79,658	4,494
Acquisition of CP Media, net of cash acquired	—	—	(231,735)
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	—	(154)	(181,393)
Acquisition of The Copley Press, Inc. Newspapers, net of cash acquired	(11)	(385,756)	—
Acquisition of Gannett Co., Inc. Newspapers, net of cash acquired	—	(418,576)	—
Other acquisitions, net of cash acquired	(27,548)	(317,738)	(11,808)

Net cash provided by (used) in investing activities	11,675	(1,051,168)	(428,838)

Cash flows from financing activities:
Payment of debt issuance costs	(7)	(7,460)	(7,166)
Borrowings under term loans	19,505	1,534,757	570,000
Repayments under short term debt and notes payable	(22,547)	(897,757)	(12,000)
Net borrowings (repayments) under revolving credit facility	(11,000)	11,000	(8,500)
Extinguishment of credit facility, net of fees	—	—	(304,426)
Payment of offering costs	—	(1,374)	(3,701)
Issuance of common stock, net of underwriter's discount		332,939	265,914
Purchase of treasury stock	(67)	(176)	(60)
Payment of dividends	(34,731)	(62,700)	(9,201)
Issuance of subsidiary preferred stock	11,500	—	—
Payment of subsidiary preferred stock issuance costs	(186)	—	—

Net cash provided by (used in) financing activities	(37,533)	909,229	490,860

Net increase (decrease) in cash and cash equivalents	(352)	(78,206)	87,239
Cash and cash equivalents at beginning of period	12,096	90,302	3,063

Cash and cash equivalents at end of period	$11,744	$12,096	$90,302

Supplemental disclosures on cash flow information:
Cash interest paid	$89,677	$74,910	$38,459
Cash income taxes paid	115	131	—
Note payable issued related to the acquisition of Morris Publishing Group	—	10,000	—

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

GateHouse Media, Inc. (“GateHouse”), formerly Liberty Group Publishing, Inc. (“LGP”), and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are generally the dominant source of local news and print advertising in their markets. As of December 31, 2008, the Company (as defined below) owned and operated 506 publications located in 21 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

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

(c) Initial Public Offering

On October 25, 2006, the Company completed its initial public offering (“IPO”) of 13,800,000 shares of common stock at $18.00 per share. The Company’s registered common stock is traded on the Over-the-Counter Bulletin Board System under the symbol “GHSE.”

On November 3, 2006, the underwriters of the Company’s IPO exercised their option to purchase an additional 2,070,000 shares of common stock pursuant to the terms of the underwriting agreement. The total net proceeds from the IPO of 13,800,000 shares and this additional allotment of 2,070,000 shares after deducting offering expenses and the underwriting discount was $261,605.

(d) Follow-on Public Offering

On July 23, 2007, the Company completed a follow-on public offering of 18,700,000 shares of its common stock, including 1,700,000 shares sold pursuant to the exercise by the underwriters of their option, pursuant to the terms of the underwriting agreement, at a public offering price of $18.45 per share. The total net proceeds from the follow-on public offering were approximately $331,622.

(e) Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past two years. This has led to increased losses, reduced cash flow from operations and the need to record impairment

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

charges for certain long term assets. It has also made it more difficult to meet certain debt covenants and has eliminated the availability of additional borrowings under the Company’s revolving debt agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow and will continue to implement plans. This includes suspending the payment of the Company’s cash dividend, the issuance of preferred stock, the repayment of borrowings under the revolving debt agreement, the planned continued implementation of cost reduction programs, and the potential sale of non-core assets. Management believes these initiatives will provide the financial resources necessary to invest in the business, ensure the Company’s future success, and will provide the cash flow to enable the Company to meet its financial commitments in 2009.

Effective October 24, 2008, the New York Stock Exchange delisted the Company’s common stock. The Company’s common stock is currently quoted in the Over-the-Counter Bulletin Board System under the trading symbol “GHSE”.

(f) Use of Estimates

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

(g) Fiscal Year

The Company’s fiscal year end is December 31, 2008. CP Media, the newspapers acquired from the Copley Press, Inc. and Gannett Co., Inc., subsidiaries of the Company, have a fiscal year which ends on the Sunday closest to December 31 which was December 28 in 2008.

(h) Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

(i) Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

(j) Property, Plant, and Equipment

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

(k) Goodwill and Intangible Assets

Intangible assets consist of advertiser, subscriber, customer relationships, mastheads, non-compete agreements with former owners of acquired newspapers, trade names and publication rights. The excess of acquisition costs over the estimated fair value of tangible and identifiable intangible net assets acquired is recorded as goodwill.

For tax purposes, the amount of goodwill that is expected to be deductible is 608,722 as of December 31, 2008.

Goodwill and mastheads are not amortized pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in the Company’s stock price. The Company performs an annual impairment assessment on June 30 of each year. As required by SFAS No. 142, the Company performs its impairment analysis on each of its reporting units, represented by its geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value.

The Company determined that it should perform impairment testing of goodwill and indefinite lived intangible assets during the fourth quarter of 2008, due to a change in the assessment of future operations and declines in market transactions.

The fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances and that hypothetical marketplace participants would use.

As a result of the fair values of the reporting units, the Company recorded an impairment charge related to goodwill of $125,894 and a newspaper masthead impairment charge of $29,840 in the fourth quarter of 2008.

As part of the Company’s annual impairment assessment as of June 30, 2008 the Company recorded an impairment charge related to goodwill of $299,153 and a newspaper masthead impairment charge of $41,422.

The Company determined that it should perform impairment testing of goodwill and indefinite lived intangibles during the fourth quarter of 2007, due to the decline of the Company’s stock price. As a result, the Company recorded an impairment charge of $201,479 related to goodwill and $24,514 related to mastheads.

No goodwill or masthead impairment charges were recorded during the year ended December 31, 2006.

Refer to Note 5 for additional information on the impairment testing of goodwill and indefinite lived intangible assets.

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

(l) Revenue Recognition

Circulation revenue from subscribers is billed to customers at the beginning of the subscription period and is recognized on a straight-line basis over the term of the related subscription. Circulation revenue from single copy sales is recognized at the time of sale. Advertising revenue is recognized upon publication of the advertisement. Revenue for commercial printing is recognized upon delivery. Directory revenue is recognized on a straight-line basis over the period in which the corresponding directory is distributed.

(m) Income Taxes

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2008 and 2007, the Company had unrecognized tax benefits of approximately $4,726 and $4,518, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.

(n) Fair Value of Financial Instruments

The Company has reviewed its cash equivalents, accounts receivable, accounts payable, and accrued expenses and has determined that their carrying values approximate fair value due to the short maturity of these instruments.

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). These standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity or net earnings depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

(o) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(p) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the estimated remaining term of the related debt.

(q) Advertising

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses of $4,951, $4,444 and $1,787 during the years ended December 31, 2008, 2007, and 2006, respectively.

(r) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(s) Stock-based Employee Compensation

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

(t) Pension and Postretirement Liabilities

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”), became effective for the Company during the year ended December 31, 2006, and requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders’ equity. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. During the years ended December 31, 2008, 2007 and 2006 a total of $(1,218), $1,446 and $(293) net of taxes of $0, $930 and $197 respectively, was recognized in other comprehensive income (see Note 13).

(u) Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

(v) Correction of Immaterial Error

The Company revised its consolidated financial statements for the year ended December 31, 2006 due to corrections of immaterial prior years’ errors identified in 2007 (“Purchase accounting tax adjustment”). The Company overstated both its deferred tax liability and goodwill balances as of December 31, 2006 primarily related to deferred taxes being calculated on tax deductible goodwill as part of the Merger. The result was a decrease of previously reported deferred tax liabilities and goodwill of approximately $36,226 as of December 31, 2006. This adjustment relates entirely to acquisition deferred taxes and, as such, there is no impact on previously reported income tax expense or net income.

Upon adoption of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) in 2006, the Company recognized a comprehensive loss of $293 (net of income taxes) to record the unfunded portion of its defined benefit and other postretirement benefit plan liabilities. This adjustment was disclosed in the notes to the December 31, 2006 consolidated financial statements. However, SFAS No. 158 requires that this adjustment not affect comprehensive income, but rather be reflected as an adjustment directly to stockholders’ equity. The reported net loss, the loss from continuing operations, the cumulative pension adjustment and total stockholders’ equity were not affected by this misstatement, however, as a result of this error, which has now been corrected, the reported comprehensive loss had been overstated by $293.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(w) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the 2008 presentation.

(x) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Accordingly, the Company’s adoption of SFAS No. 157 in 2008 was primarily related to the valuation of its derivative instruments. The adoption of SFAS No. 157 decreased the value of the derivative instruments by $3,300 upon adoption and by $64,698 as of December 31, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on nonfinancial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).

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

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1,

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

2009. The adoption of SFAS No. 141(R) could have a material impact on the consolidated financial statements if significant acquisitions are consummated in the future.

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

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $3,555, $4,687 and $1,846, during the years ended December 31, 2008, 2007 and 2006, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2008 was $5,327, which is expected to be recognized over a weighted-average period of 2 years through April 2013.

Total share-based compensation expense during the year ended December 31, 2006 of $1,846 is comprised of $125 related to the purchase of common stock at a discount, as discussed below, and $1,721 related to share-based compensation expense for Restricted Share Grants (“RSGs”), which is net of estimated forfeitures.

(a) Restricted Share Grants

Prior to the IPO, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (the “Management Stockholder Agreements”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the years ended December 31, 2008, 2007 and 2006 the Company recognized $3,555, $4,687 and $1,721 respectively in share-based compensation expense related to RSGs.

As of December 31, 2008 and 2007, there were 868,492 and 1,035,480 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $12.54 and $13.87, respectively. As of December 31, 2008, the aggregate intrinsic value of unvested RSGs was $43. As of December 31, 2008, the aggregate fair value of vested RSGs was $11.

RSG activity was as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	1,035,480	$13.87	1,051,763	$14.33	442,500	$10.00
Granted	266,795	7.45	198,846	11.69	618,680	17.36
Vested	(317,767)	13.27	(80,624)	19.78	(3,000)	10.00
Forfeited	(116,016)	14.60	(134,505)	10.72	(6,417)	10.73

Unvested at end of year	868,492	$12.54	1,035,480	$13.87	1,051,763	$14.33

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(3) Acquisitions

(a) Acquisitions—2008

During the twelve months ended December 31, 2008, the Company acquired 25 publications for an aggregate purchase price of approximately $25,470. These were all attractive “tuck-in” acquisitions, in which the acquired businesses fit in extremely well with the Company’s existing clusters. The results of operations for the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions. The purchase price allocations for these acquisitions are as follows:

Current assets	$3,351
Property, plant and equipment	5,524
Noncompete agreements	1,809
Advertising relationships	7,809
Subscriber relationships	781
Mastheads	3,435
Customer relationships	3,218
Goodwill	5,123

Total assets	31,050

Current liabilities	3,279
Long-term liabilities	2,301

Total liabilities	5,580

Net assets acquired	$25,470

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill.

For tax purposes, the amount of goodwill that is expected to be deductible is $5,123 for the newspapers acquired during the twelve months ended December 31, 2008.

(b) Morris Publishing Group Newspaper Acquisitions—2007

On November 30, 2007, the Company completed its acquisition of thirty seven publications from the Morris Publishing Group for an aggregate purchase price, including working capital of approximately $122,768. The acquisition included fifteen daily and seven weekly newspapers, as well as fifteen shopper publications serving South Dakota, Florida, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Tennessee. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows combined with cost saving opportunities available by clustering with the Company’s nearby newspapers. The Company accounted for these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition was allocated to the assets and liabilities assumed based upon their respective fair values. The results of operations for the Morris Publishing Group newspaper acquisitions have been included in the Company’s consolidated financial statements since the date of the acquisition.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2008:

Current assets	$9,435
Other assets	10,685
Property, plant and equipment	21,924
Advertising relationships	38,011
Subscriber relationships	8,341
Mastheads	12,244
Customer relationships	3,659
Goodwill	22,654

Total assets	126,953
Current liabilities	4,126
Long-term liabilities	59

Total liabilities	4,185

Net assets acquired	$122,768

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

For tax purposes, goodwill is deductible for the newspapers acquired from Morris Publishing Group as of December 31, 2008.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2008:

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

For tax purposes, goodwill is deductible for the newspapers acquired from Gannett Co., Inc. as of December 31, 2008.

(d) The Copley Press, Inc. Newspaper Acquisitions—2007

On April 11, 2007, the Company completed its acquisition of fifteen publications from The Copley Press, Inc. for an aggregate purchase price, including working capital, of approximately $388,245. The acquisition included seven daily and two weekly newspapers as well as six shopper publications, serving areas of Ohio and Illinois. The rationale for the acquisition was primarily due to the attractive nature of the community newspaper assets with stable revenues and cash flows. In addition, there were cost saving opportunities from margin improvement as well as clustering with the Company’s nearby newspapers. The Company has accounted for

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

these acquisitions under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values. The results of operations for The Copley Press, Inc. newspaper acquisitions have been included in the Company’s consolidated financial statements since the date of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2008:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $104,433 for the newspapers acquired from the Copley Press, Inc. as of December 31, 2008.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2008:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $48,454 for SureWest Directories as of December 31, 2008.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2008:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $25,357 for the newspapers acquired from the Journal Register Company as of December 31, 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(g) Other Acquisitions—2007

During the year ended December 31, 2007, the Company acquired an additional 40 publications (excluding the acquisitions discussed above) for an aggregate purchase price of $27,595. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with existing GateHouse clusters. The purchase price allocation for these acquisitions are as follows:

Current assets	$2,630
Other assets	225
Property, plant and equipment	5,683
Noncompete agreements	1,577
Advertising relationships	7,432
Subscriber relationships	1,716
Mastheads	3,375
Customer relationships	967
Goodwill	8,288

Total assets	31,893
Current liabilities	2,520
Long-term liabilities	1,778

Total liabilities	4,298

Net assets acquired	$27,595

(h) CP Media and Enterprise NewsMedia, LLC Acquisitions—2006

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2008:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $111,243 for CP Media as of December 31, 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(i) Other Acquisitions—2006

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

(j) Restructuring

As of December 31, 2008, the accrued restructuring balance was $53, which relates to on-going obligations for employee termination agreements in connection with the acquisition of the Morris Publishing Group newspapers. During the year ended December 31, 2008, the Company made payments of $826 in connection with obligations for employee termination agreements from the acquisitions of the Morris Publishing Group newspapers, The Copley Press, Inc. newspapers, as well as the acquisitions of Messenger Post and Enterprise NewsMedia, LLC.

During the year ended December 31, 2008, restructuring related expense, which is included in integration and reorganization costs on the accompanying statement of operations was $2,706. This amount relates to severance expense incurred in connection with the closing printing facilities and general labor reductions. During the year ended December 31, 2008, the Company made payments of $2,824 connection with these obligations.

(k) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc., and the newspapers from Gannett Co., Inc. had occurred on January 1, 2007. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to the following acquisitions which are not considered significant:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,156 in February of 2007;

•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,371 in February of 2007; and

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

•	the acquisition of thirty seven publications from Morris Publishing Group for an aggregate purchase price of approximately $122,768 in November, 2007.

Year Ended December 31, 2007

Revenues	$652,398
Net loss from continuing operations	$(241,108)
Net loss	$(231,424)
Net loss per common share
Basic	$(4.99)
Diluted	$(4.99)

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2008	2007
Land	$20,203	$20,917
Buildings and improvements	89,128	89,887
Machinery and equipment	123,704	114,529
Furniture, fixtures, and computer software	16,654	13,738
Construction in progress	2,112	1,735

	251,801	240,806
Less: accumulated depreciation and amortization	(57,400)	(30,597)

Total	$194,401	$210,209

Depreciation expense during the years ended December 31, 2008, 2007, and 2006 was $27,241, $19,686 and $8,566, respectively.

(5) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,262	$2,708
Advertiser relationships	455,568	76,787	378,781
Customer relationships	8,941	995	7,946
Subscriber relationships	123,452	19,039	104,413
Trade name	5,493	1,007	4,486
Publication rights	345	42	303

Total	$598,769	$100,132	$498,637

Nonamortized intangible assets:
Goodwill	$261,332
Mastheads	66,396

Total	$327,728

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

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 15.9 years for advertiser relationships, 13.8 years for customer relationships, 16.3 years for subscriber relationships, 10 years for trade names and 15 years for publication rights.

Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $42,880, $37,606 and $15,044, respectively. Estimated future amortization expense as of December 31, 2008, is as follows:

For the year ending December 31:
2009	$37,066
2010	37,031
2011	36,910
2012	36,597
2013	36,315
Thereafter	314,718

Total	$498,637

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance at January 1, 2007	$480,430
Goodwill from acquisitions	422,901
Goodwill impairment	(201,479)

Balance at December 31, 2007	701,852
Goodwill from acquisitions, net	571
Goodwill from divestitures	(16,044)
Goodwill impairment	(425,047)

Balance at December 31, 2008	$261,332

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Goodwill from divestitures during the year ended December 31, 2008 relates primarily from the sale of certain newspapers originally acquired from the Morris Publishing Group.

Goodwill from acquisitions during the year ended December 31, 2007 relates primarily to the newspapers acquired from Morris Publishing Group, the Copley Press, Inc. and Gannett Co. Inc., the acquisition of SureWest Directories and the newspapers acquired from the Journal Register Company.

As of December 31, 2008 and 2007, goodwill in the amount of $608,722 and $622,913, respectively was deductible for income tax purposes.

The Company revised its consolidated financial statements for the year ended December 31, 2006 due to a purchase accounting tax adjustment identified in the prior year. The Company overstated both its deferred tax liability and goodwill balances as of December 31, 2006 primarily related to deferred taxes being calculated on tax deductible goodwill as part of the Merger. The result was a decrease of previously reported deferred tax liabilities and goodwill of approximately $36,226 as of December 31, 2006. This adjustment relates entirely to acquisition deferred taxes and, as such, there is no impact on previously reported income tax expense or net income.

The Company’s date on which its annual impairment assessment is made is June 30. No impairment charge resulted from the assessments completed as of June 30, 2007 and June 30, 2006, respectively. As of September 30, 2007 a review of impairment indicators was performed with the Company noting that its market capitalization continued to exceed its consolidated carrying value, and it was determined that an impairment analysis was not required.

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

The Company considered the goodwill and masthead impairment to be an impairment indicator under SFAS No. 144, and performed an analysis of its undiscounted cash flows for amortizable intangibles. Due to reductions in operating projections within the Company’s Northeast reporting unit, an impairment charge of $102,517 was recorded related to the Company’s advertiser and subscriber relationships.

As of September 30, 2008, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

As of December 31, 2008, the Company reviewed the impairment indicators within SFAS No. 142 and determined that an impairment analysis should be performed for all reporting units due to the reduction of estimated future cash flows and decline in market transaction multiples, primarily experienced during the fourth quarter of 2008.

As of December 31, 2008, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. While this method was consistent with the June 30, 2008 and December 31, 2007 impairment analysis, revenue declines, increased volatility of operating performance, decreased transactions multiples and declines in general economic conditions during the second half of the year resulted in a reduction of the Company’s estimated fair value between June 30, 2008, and December 31, 2008. The Company recorded an impairment charge related to goodwill of $125,894 and a newspaper masthead impairment charge of $29,840 in the fourth quarter of 2008 based on this comparison of reporting unit carrying value to fair value.

The Company considered the goodwill and masthead impairment to be an impairment indicator under SFAS No. 144 and performed an analysis of its undiscounted cash flows for amortizable intangibles. Due to reductions in operating projections within certain of the Company’s reporting units, an impairment charge of $20,608 was recorded related to the Company’s advertiser relationships in the fourth quarter of 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(6) Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2008	2007
Accrued payroll	$4,906	$8,638
Accrued bonus	2,281	2,697
Accrued vacation	4,146	4,373
Accrued insurance	4,687	3,411
Accrued newsprint	945	1,497
Accrued other	14,530	20,056

	$31,495	$40,672

(7) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 31, 2008 are as follows:

For the year ending December 31:
2009	$5,266
2010	4,532
2011	2,442
2012	2,109
2013	2,060
Thereafter	3,360

Total minimum lease payments	$19,769

Future minimum operating lease payments have not been reduced by future minimum sublease income of $1,167.

Rental expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was $5,434, $4,888 and $2,855, respectively.

(8) Long-Term Debt and Short-Term Note Payable

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

The 2007 Credit Facility contains a financial covenant which requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit portion of the facility. The 2007 Credit Facility also contains covenants customarily found in loan agreements for similar transactions, including restrictions on the Borrower’s ability to incur indebtedness (which is generally permitted so long as Holdco maintains a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (i) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco’s Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) is equal to or greater than 1.0 to 1.0 and it would be permitted under the 2007 Credit Facility to incur an additional $1.00 of debt) and (ii) make restricted payments of proceeds of asset dispositions to the Company to the extent such

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

proceeds are not required to prepay borrowings under the 2007 Credit Facility and/or cash collateralize letter of credit obligations, provided that such proceeds are used to prepay borrowings under the Company’s credit facilities used to finance acquisitions). The Borrower, in certain limited circumstances, may also designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default. There were no extensions of credit outstanding under the revolving credit portion of the facility at December 31, 2008, and, therefore, we were not required to be in compliance with the Total Leverage Ratio covenant of the 2007 Credit Facility.

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

On May 7, 2007, the Borrower amended the 2007 Credit Facility pursuant to a First Amendment (the “First Amendment”). The First Amendment provided for a $275,000 incremental increase in the term loan available under the 2007 Credit Facility pursuant to an Incemental Term Facility. The $275,000 incremental term loan facility matures in August 2014. Pursuant to the First Amendment, the applicable margin for the initial $670,000 term loan facility under the 2007 Credit Facility was increased to 2.00% for LIBOR Rate term loans and 1.00% for Alternate Base Rate term loans, which margin is not adjustable based upon Borrower’s credit rating. Interest on the incremental term loan portion of the 2007 Credit Facility accrues, at the option of the Borrower, at a rate equal to the LIBOR Rate or the Alternate Base Rate, plus an applicable margin. The applicable margin for LIBOR Rate incremental term loans and Alternate Base Rate incremental term loans is (i) 2.00% and 1.00%, respectively, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investor Service Inc. and Standard & Poor’s Rating Services, are at least B1 and B+, respectively, in each case with stable outlook, or (ii) 2.25% and 1.75% otherwise as was the case as of December 31, 2008. The First Amendment also provides that term loans under the 2007 Credit Facility are also subject to a “most favored nation” interest provision that (i) increases the interest rate margin to a rate that is 0.25% less than the highest margin of any future incremental term loan borrowings under the 2007 Credit Facility and (ii) provides that after any such increase, no reductions in the margin based on credit ratings will be permitted. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment are subject to a 1.00% prepayment premium.

As of December 31, 2008, a total of $670,000, $250,000, $275,000 and $0 was outstanding under the term loan facility, the delayed draw term loan, the incremental term loan facility and the revolving credit facility portions of the 2007 Credit Facility, respectively.

In connection with the acquisition of Morris Publishing Group, the Company commited to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. As of December 31, 2008, $11,538 was outstanding under this note, which includes a portion of the working capital settlement. In accordance with an additional amendment executed during January 2009, principal payments on the remaining balance will be made evenly from April-November of 2009.

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

The 2008 Bridge Facility contains affirmative and negative covenants applicable to Holdco II and, in limited circumstances, Bridge Borrower and Holdco II’s restricted subsidiaries, customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business; engage in mergers or consolidations, dispose of assets, make investments or acquisitions; engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. The 2008 Bridge Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2008 Bridge Facility); events of bankruptcy or insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. Certain of the foregoing covenants are only applicable to the extent they do not contravene any provision of or cause a violation of or default under the 2007 Credit Facility.

In connection with the 2008 Bridge Facility, Holdco II entered into a Pledge Agreement in favor of Barclays, pursuant to which Holdco II pledged certain assets for the benefit of the secured parties as collateral security for the payment and performance of its obligations under the Bridge Agreement. The pledged assets include, among other things (i) all present and future capital stock or other membership, equity, ownership or profits interest of Bridge Borrower in all of its direct domestic restricted subsidiaries and (ii) 65% of the voting stock (and 100% of the nonvoting stock) of all of its present and future first-tier foreign subsidiaries.

As of December 31, 2008, a total of $17,000 was outstanding under the 2008 Bridge Facility.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

On October 17, 2008, Holdco II entered into the First Waiver to the Bridge Facility. The First Waiver waived compliance by Holdco II with the Total Leverage Ratio (as defined in the Bridge Agreement) covenant of the Bridge Facility which is required to be greater than 7.25 to 1.00.

On February 12, 2009, Holdco II entered into the Second Waiver and Amendment to the Bridge Facility. The Second Waiver and Amendment waived compliance by Holdco II with the Total Leverage Ratio for the quarter ended December 31, 2008. The Second Waiver and Amendment also set the applicable margin for the Bridge Facility at 12.00% and established an amortization schedule for the outstanding balance due under the Bridge Facility as follows:

Installment	Principal Amount
May 31, 2009	$1,500
June 30, 2009	$1,500
July 31, 2009	$1,500
August 31, 2009	$1,500
September 30, 2009	$5,000
October 31, 2009	$2,000
November 30, 2009	$2,000
Term Loan Maturity Date	Remaining outstanding amounts

Furthermore, under the Second Waiver and Amendment to the Bridge Facility, the covenant requiring compliance with the Total Leverage Ratio was eliminated. Holdco II also agreed to prepay the Bridge Loan in any month, and only to the extent that, the month end cash balance exceeds the Projected Cash Balance by $2,000, starting in May of 2009, and agreed to make certain prepayments in the event of any voluntary repurchase or prepayment of term loans under the 2007 Credit Facility.

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in long-term liabilities, net of current portion, and dividends of $425 are accrued as of December 31, 2008. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.9% of the Company’s outstanding Common Stock.

On February 3, 2009 the Company entered into a Second Amendment to the 2007 Credit Agreement (the “Second Amendment”).

The Second Amendment, among other things, permits the Subsidiary to repurchase term loans outstanding under the 2007 Credit Agreement at prices below par through one or more Modified Dutch Auctions (as described in the Second Amendment) through December 31, 2011, provided that: (i) no Default or Event of Default under the 2007 Credit Agreement has occurred and is continuing or would result from such repurchases, (ii) the sum of Unrestricted Cash and Accessible Borrowing Availability each as defined in the 2007 the Credit Agreement is greater than or equal to $20,000,000; and (iii) no Extension of Credit is outstanding under the Revolving Facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The Second Amendment also reduces the aggregate principal amounts available under the Credit Agreement, as follows: (i) for revolving loans, from $40,000,000 to $20,000,000; (ii) for the letter of credit subfacility, from $15,000,000 to $5,000,000; and (iii) for the swingline loan subfacility, from $10,000,000 to $5,000,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Agreement unless the Senior Secured Incurrence Test is less then 4.00 to 1 and the current Incurrence Test is satisfied, as such terms are defined in the Second Amendment.

We are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility and the 2008 Bridge Facility. However, due to restrictive covenants and conditions within each of the facilities, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, totaled approximately $361,000 at December 31, 2008.

(9) Derivative Instruments

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

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income will be reclassified into

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

earnings over the remaining life of the item previously hedged. During the period from January 1, 2008 to August 18, 2008, the fair value of the swap decreased by $2,748, net, of which $2,383 was recognized through earnings and a $222 decrease in fair value, net of income taxes of $143 was recognized through accumulated other comprehensive income. During the year ended December 31, 2008, $2,422 net of taxes of $1,558 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated net amount to be reclassified into earnings during the next twelve months is $8,256.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the period from January 1, 2008 to August 18, 2008, the effective portion of the decrease in fair value of the swap of $326, net of income taxes of $210 was recognized through accumulated other comprehensive income. During the year ended December 31, 2008, $1,854 net of taxes of $1,193 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated net amount to be reclassified into earnings during the next twelve months is $5,413.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the year ended December 31, 2008, the fair value of the swap decreased by $596, net, of which $44 was recognized through earnings and a $336 decrease in fair value net of income taxes of $216, was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the year ended December 31, 2008, the fair value of the swap decreased by $3,180, net, of which $369 was recognized through earnings and a $1,710 decrease in fair value, net of income taxes of $1,101 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the year ended December 31, 2008, the fair value of the swap decreased by $1,680, net, of which $278 was recognized through earnings and a $853 decrease in fair value, net of income taxes of $549 was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

monthly. During the year ended December 31, 2008, the fair value of the swap decreased by $1,064, net, of which $18 was recognized through earnings and a $636 decrease in fair value, net of income taxes of $410 was recognized through accumulated other comprehensive income.

A valuation allowance was reversed during the year ended December 31, 2008 related to the decrease in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $557 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of December 31, 2008 was $51,486.

(10) Income Taxes

Income tax expense (benefit) for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 31, 2008:
U.S. Federal	$—	$(17,077)	$(17,077)
State and local	209	(4,271)	(4,062)

	$209	$(21,348)	$(21,139)

Year ended December 31, 2007:
U.S. Federal	$—	$(26,476)	$(26,476)
State and local	962	(6,275)	(5,313)

	$962	$(32,751)	$(31,789)

Year ended December 31, 2006:
U.S. Federal	$—	$(1,991)	$(1,991)
State and local	175	(1,953)	(1,778)

	$175	$(3,944)	$(3,769)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Computed “expected” tax expense (benefit)	$(232,227)	$(90,411)	$(2,144)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	(2,772)	(5,425)	(141)
Change in effective state tax rate	—	—	(1,556)
Nondeductible meals and entertainment	142	92	72
Return to provision adjustment	21	(1,399)	—
Impairment of Non-Deductible Goodwill	61,114	24,676	—
Change in valuation allowance	151,745	39,775	—
Increase to provision for unrecognized tax benefits	209	897	—
Other	629	6	—

	$(21,139)	$(31,789)	$(3,769)

During the year ended December 31, 2008, income tax expense, net of income tax valuation allowance related to discontinued operations, was $0.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$2,358	$1,517
Accrued expenses	9,211	9,854
Derivative instrument	13,659	17,926
Pension and other postretirement benefit obligation	5,602	4,426
Long-lived and intangible assets, principally due to differences in depreciation and amortization	92,751	—
Net operating losses	119,873	76,827

Gross deferred tax assets	243,454	110,549
Less valuation allowance	(243,454)	(65,421)

Net deferred tax assets	—	45,128

Deferred tax liabilities:
Long-lived and intangible assets, principally due to differences in depreciation and amortization	—	66,565

Gross deferred tax liabilities	—	66,565

Net deferred tax liability	$—	$21,437

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

During the period from June 6, 2005 to December 31, 2005, the valuation allowance increased by $32,180, of which $280 was charged to earnings and $31,900 was recorded as an increase to goodwill, related to the Merger. During the year ended December 31, 2006, the valuation allowance of $32,430 was reduced to $1,100 with a corresponding adjustment to goodwill, primarily as a result of the Enterprise NewsMedia, LLC acquisition. During the year ended December 31, 2007, the valuation allowance increased by $64,321, of which $45,800 was charged to earnings, and $18,521 was recorded through accumulated other comprehensive income. During the year ended December 31, 2008, the valuation allowance increased by $178,032, of which $178,309 was charged to earnings, $915 reduction was related to purchase accounting adjustments and $638 was recorded through accumulated other comprehensive income.

At December 31, 2008, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $310,170, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates from 2018 through 2028. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

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

As discussed in Note 1, the Company adopted the provisions of FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48 had no effect on the Company’s retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $3,621 million. At December 31, 2008, the Company had unrecognized tax benefits of $4,726 of which $1,105, if recognized, would impact the effective tax rate. The remaining amount of $3,621 would impact goodwill from previous acquisitions. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits in 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008	$4,518
Increases based on tax positions prior to 2008	92
Increases based on tax positions in 2008	116

Unrecognized tax benefits as of December 31, 2008	$4,726

The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2005 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. Currently, we do not have any returns under examination.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(11) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Numerator for earnings per share calculation:
Loss from continuing operations	$(661,880)	$(234,050)	$(2,486)
Income (loss) from discontinued operations, net of income taxes	(11,426)	2,626	912

Net loss	$(673,306)	$(231,424)	$(1,574)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	57,058,454	46,403,965	25,087,535
Dilutive securities, including restricted share grants	—	—	—

Diluted weighted average shares outstanding	57,058,454	46,403,965	25,087,535
Loss per share—basic:
Loss from continuing operations	$(11.60)	$(5.04)	$(0.10)
Income (loss) from discontinued operations, net of taxes	(0.20)	0.05	0.04

Net loss	$(11.80)	$(4.99)	$(0.06)

Income (loss) per share—diluted:
Loss from continuing operations	$(11.60)	$(5.04)	$(0.10)
Income (loss) from discontinued operations, net of taxes	(0.20)	0.05	0.04

Net loss	$(11.80)	$(4.99)	$(0.06)

During the years ended December 31, 2008 and 2007, 868,492 and 1,035,480 RSG’s, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

(12) Employee Benefit Plans

The Company maintains a GateHouse Media, Inc. defined contribution plan (the “Defined Plan”) designed to conform to IRS rules for 401(k) plans for all of its employees satisfying minimum service requirements as set forth under the Defined Plan. The Defined Plan allows for a matching contribution at the discretion of the Company. Employees can contribute amounts up to 100% of their eligible gross wages to the plan, subject to IRS limitations. The Company matched 50% of a specified portion of employee contributions, which specified portion ranges from 1% to 6% of eligible gross wages. During the years ended December 31, 2008, 2007 and 2006, the Company’s matching contributions to the plan were $3,060, $1,264 and $176, respectively.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Publishers Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Executive Benefit Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

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

(13) Pension and Postretirement Benefits

As a result of the Enterprise and Copley acquisitions, the Company maintains a pension plan and postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The Company assumed a post retirement medical and life insurance plan as part of the acquisition of newspapers from Copley. An actuarial valuation of the plan obligation had not been performed and the Company estimated a $460 obligation in accrued liabilities for this plan as of December 31, 2007. During the first quarter of 2008, a valuation was performed and a benefit obligation of $2,217 was recorded, $2,037 of which was recognized through a purchase accounting adjustment.

The Enterprise pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees. Also, during 2008 the medical and life insurance benefits were frozen and the plan was amended to limit future benefits to a select group of active employees under the Enterprise postretirement medical and life insurance plan. A curtailment gain in the amount of $2,434 was recognized related to the postretirement medical and life insurance plan during the year ended December 31, 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 31, 2008 and 2007, for the years ended December 31, 2008 and 2007.

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2007
Change in projected benefit obligation:
Benefit obligation at beginning of period	$20,754	$11,304	$21,102	$9,697
Service cost	431	301	548	371
Interest cost	1,291	739	1,286	570
Actuarial (gain) loss	560	864	(786)	(1,291)
Benefits and expenses paid	(1,568)	(385)	(1,396)	(260)
Participant contributions	—	25	—	—
Plan change	—	(3,242)	—	—
Curtailments	(789)	(2,901)	—	—

Projected benefit obligation at end of period	$20,679	$6,705	$20,754	$9,087

Change in plan assets:
Fair value of plan assets at beginning of period	$17,429	$—	$16,723	$—
Actual return on plan assets	(3,556)	—	1,449	—
Employer contributions	1,763	360	653	260
Participant contributions	—	25	—	—
Benefits paid	(1,372)	(385)	(1,202)	(260)
Expenses paid	(198)	—	(194)	—

Fair value of plan assets at end of period	$14,066	$—	$17,429	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(20,679)	$(6,705)	$(20,754)	$(9,087)
Fair value of assets at end of period	14,066	—	17,429	—
Funded status	(6,613)	(6,705)	(3,325)	(9,087)
Unrecognized prior service cost	—	(3,243)	—	—
Unrecognized actuarial (gain) loss	3,329	32	(1,443)	(441)

Net accrued benefit cost	$(3,284)	$(9,916)	$(4,768)	$(9,528)

Balance sheet presentation:
Accrued liabilities	$—	$509	$—	$405
Pension and other postretirement benefit obligations	6,613	6,196	3,325	8,682
Accumulated other comprehensive income	(3,329)	3,211	875	276
Deferred taxes	—	—	568	165

Net accrued benefit cost	$3,284	$9,916	$4,768	$9,528

Components of net periodic benefit cost:
Service cost	$431	$301	$548	$371
Interest cost	1,291	739	1,286	570
Expected return on plan assets	(1,487)	—	(1,438)	—
Amortization of prior service cost	—	—	—	—
Amortization of unrecognized loss	—	—	—	—
Special termination benefits	42	—	288	—

Net periodic benefit cost	$277	$1,040	$684	$941

Comparison of obligations to plan assets:
Projected benefit obligation	$20,679	$6,705	$20,754	$9,087
Accumulated benefit obligation	20,612	6,705	19,964	9,087
Fair value of plan assets	14,066	—	17,429	—

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2007
Weighted average discount rate	6.2%	6.2%	6.4%	6.5%
Rate of increase in future compensation levels	3.0%	—	3.0%	—
Expected return on assets	8.5%	—	8.5%	—
Current year trend	—	8.8%	—	8.5%
Ultimate year trend	—	5.3%	—	5.5%
Year of ultimate trend	—	2017	—	2012

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and post retirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2008	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2007
Weighted average discount rate	6.4%	6.5%	6.04%	6.0%
Rate of increase in future compensation levels	3.0%	—	3.5%	—
Expected return on assets	8.5%	—	8.5%	—
Current year trend	—	9.0%	—	8.5%
Ultimate year trend	—	5.3%	—	5.5%
Year of ultimate trend	—	2018	—	2011

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

Postretirement
Year Ended December 31, 2008
Effect of 1% increase in health care cost trend rates
APBO	$7,241
Dollar change	$535
Percent change	7.4%
Effect of 1% decrease in health care cost trend rates
APBO	$6,267
Dollar change	$(439)
Percent change	(7.0)%

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The pension plan’s assets by asset category are as follows:

	Pension	Pension
	December 31, 2008	December 31, 2007
Equity funds	60%	66%
Debt funds	20%	30%
Other	20%	4%

Total	100%	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2009	$1,328	$510
2010	1,315	484
2011	1,322	484
2012	1,381	457
2013	1,435	460
2014-2018	7,469	2,155
Employer contribution expected to be paid during the year ending December 31, 2009	$812	$510

The postretirement plans are not funded.

The aggregate amount of net actuarial loss and prior service cost related to the Company’s pension and post retirement plans recognized in other comprehensive income as of December 31, 2008 was $118.

(14) Stock Compensation Plans

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

A total of 2,000,000 shares of the Company’s common stock were initially reserved for issuance under the Plan, provided however, that commencing on the first day of each fiscal year beginning in calendar year 2007,

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

the number of shares reserved and available for issuance is increased by an amount equal to 100,000. All such shares of the Company’s common stock that are available for the grant of awards under the Plan may be granted as incentive stock options. When Section 162(m) of the Internal Revenue Code (the “Code”) becomes applicable, the maximum aggregate number of shares that will be subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year will be 400,000 and the maximum aggregate number of shares that will be subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year will be 400,000.

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

As of December 31, 2008 and 2007, a total of 343,492 and 281,980 RSGs were outstanding under the Plan, respectively.

Stock Option Plan

In February 1999, the Company adopted the Option Plan under which certain employees may be granted the right to purchase shares of common stock. Pursuant to the Option Plan, GateHouse granted incentive stock options and two types of nonqualified stock options, one type for publishers and the other type for corporate employees. Stock options may be exercised only to the extent they have vested in accordance with the provisions described in the individual option award agreements. Generally, options vest under the incentive stock option awards on the first anniversary of the grant date. Generally, under the nonqualified stock option awards for publishers, options vest with respect to 50% of the shares on the third anniversary of the grant date and with respect to the remaining 50% on the eighth anniversary of the grant date. However, the vesting period for the remaining 50% may be accelerated if certain financial targets are met. Generally, options vest under the nonqualified stock option awards for corporate employees on the third anniversary of the grant date. In conjunction with the Merger, each outstanding option under the Option Plan was cancelled for cash consideration per share equal to the difference between the conversion amount of $0.10 per share or an aggregate amount of $93. In June 2006, the Option Plan was terminated.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(15) Assets Held for Sale

As of December 31, 2008 and 2007, the Company intended to dispose of various assets which are classified as held for sale on the consolidated balance sheet in accordance with SFAS No. 144. The following table summarizes the major classes of assets and liabilities held for sale at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Assets held for sale:
Accounts receivable, net	$—	$1,314
Inventory	—	152
Prepaid expenses and other current assets	—	74

Total assets held for sale	$—	$1,540

Long-term assets held for sale:
Property, plant and equipment, net	$13,119	$15,842
Intangible assets	—	7,422

Total long-term assets held for sale	$13,119	$23,264

Liabilities held for sale	$—	$623

During the years ended December 31, 2008 and 2007, the Company recorded a charge to operations of $9,706 and $1,553, respectively, related to the impairment of property, plant and equipment and certain intangible assets which were either classified as held for sale as of December 31, 2008 or 2007, or disposed of during the years ended December 31, 2008 or 2007, respectively.

(16) Fair Value Measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs; and

•	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts;

•	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2008
Liabilities
Derivatives (1)			$34,957	$34,957

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s assumptions about the assumptions market participant would use in pricing the derivative. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

During the first two quarters of 2008, the Company used level two inputs to calculate the fair value of its derivative instruments. The credit value adjustment was calculated as the difference between the swap yield curve and the yield curve corresponding to the Company’s credit rating. When the Company’s credit rating was downgraded, this methodology could no longer be applied as the yield curve corresponding to the new credit rating is not available.

Beginning in the third quarter of 2008, the Company began calculating the credit value adjustment based on the credit default swap spread of companies having a similar credit rating. The Company also considers it necessary to apply a floor to the credit adjustment based on the estimated recovery rate of the unadjusted value of the derivative instruments.

The following tables reflect the activity of our assets and liabilities measured at fair value using level 3 inputs for the year ended December 31, 2008:

Year Ended December 31, 2008	Derivative Liabilities
Balance as of June 30, 2008	$36,891
Settlements	(18,947)
Total gains/(losses), net:
Included in earnings (or changes in net assets)	1,906
Included in other comprehensive income	15,107

Balance as of December 31, 2008	$34,957

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an interim basis. The FASB deferred implementation of SFAS No. 157 for certain non-financial assets and liabilities until 2009.

(17) Commitments and Contingencies

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

Included in cash and cash equivalents at December 31, 2008 are certificates of deposits, having maturities of less than three months, in the aggregate amount of $5,197. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(18) Related-Party Transactions

As of December 31, 2008, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 41.9% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,195,000 2007 Credit Facility as of December 31, 2008. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $8,500 of the $17,000 2008 Bridge Facility as of December 31, 2008. These amounts were purchased directly from Barclays.

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. FIF III is an affiliate of Parent.

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

(19) Discontinued Operations

On September 14, 2007, the Company completed its sale of The Herald Dispatch and related publications (initially acquired in the Gannett Co., Inc. acquisition) which are located in Huntington, West Virginia for a purchase price of approximately $77,000.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

During the year ended December 31, 2008, the Company completed its sale of twelve publications (initially acquired in the Morris Publishing Group newspaper acquisition) for an aggregate purchase price of approximately $35,380. Additionally, during the year ended December 31, 2008, the Company completed its sale of fifteen publications acquired through various acquisitions for an aggregate purchase price of approximately $9,277.

The net revenue during the years ended December 31, 2008 and 2007 for the aforementioned discontinued operations was $15,376 and $18,142, respectively. Income (loss) before income taxes during the years ended December 30, 2008 and 2007 for the aforementioned discontinued operations was $(11,426) and $4,073, respectively. During the year ended December 31, 2008, the Company recorded a charge to operations of $9,114 related to certain publications which were sold during the period.

(20) Quarterly Results (unaudited)

	Quarter Ended March 31(a)	Quarter Ended June 30(a),(b)	Quarter Ended September 30(a)	Quarter Ended December 31(b)
Year Ended December 31, 2008
Revenues	$163,950	$179,139	$171,516	$168,494
Impairment loss	—	(439,205)	—	(176,342)
Operating income (loss)	179	(426,413)	9,787	(166,461)
Loss before income taxes	(25,553)	(451,270)	(15,738)	(190,458)
Net loss	(28,790)	(443,251)	(18,507)	(182,758)
Basic loss per share	$(0.51)	$(7.77)	$(0.32)	$(3.20)
Diluted loss per share	$(0.51)	$(7.77)	$(0.32)	$(3.20)

	Quarter Ended March 31(a)	Quarter Ended June 30(a)	Quarter Ended September 30(a)	Quarter Ended December 31(a),(b)
Year Ended December 31, 2007
Revenues	$92,895	$156,388	$161,186	$168,991
Impairment loss	—	—	—	(227,546)
Operating income	1,829	18,075	12,116	(214,398)
Loss before income taxes	(8,789)	(4,523)	(15,281)	(237,246)
Net loss	(6,079)	(1,964)	(8,754)	(214,627)
Basic loss per share	$(0.16)	$(0.05)	$(0.17)	$(3.78)
Diluted loss per share	$(0.16)	$(0.05)	$(0.17)	$(3.78)

(a)	Certain amounts differ from those previously reported on Forms 10-Q and 10-K due to the reclassification of discontinued operations as described in Note 19 to the consolidated Financial Statements.
(b)	Impairment charges recorded in the second and fourth quarters of 2008 and the fourth quarter of 2007 are included above due to their size and unusual nature.

(21) Subsequent Events

On February 3, 2009, the Company and certain its subsidiaries and affiliates entered into a Second Amendment to the 2007 Credit Agreement. The Amendment permits the subsidiary to repurchase term loans outstanding under the 2007 Credit Agreement at prices below par through one or more Modified Dutch Auctions through December 31, 2011, subject to certain provisions. The Amendment also reduces the aggregate principal amounts available under the 2007 Credit Agreement. Refer to Note 8 for additional discussion of the Amendment.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

On February 12, 2009, Holdco II entered into the Second Waiver and Amendment to the Bridge Facility. The Second Waiver and Amendment waived compliance by Holdco II with the Total Leverage Ratio for the quarter ended December 31, 2008. The Second Waiver and Amendment also set the applicable margin for the Bridge Facility at 12.00% and established an amortization schedule for the outstanding balance due under the Bridge Facility as follows:

Installment	Principal Amount
May 31, 2009	$1,500
June 30, 2009	$1,500
July 31, 2009	$1,500
August 31, 2009	$1,500
September 30, 2009	$5,000
October 31, 2009	$2,000
November 30, 2009	$2,000
Term Loan Maturity Date	Remaining outstanding amounts

Furthermore, under the Second Waiver and Amendment to the Bridge Facility, the covenant requiring compliance with the Total Leverage Ratio was eliminated. Holdco II also agreed to prepay the Bridge Loan in any month, and only to the extent that, the month end cash balance exceeds the Projected Cash Balance by $2,000, starting in May of 2009, and agreed to make certain prepayments in the event of any voluntary repurchase or prepayment of term loans under the 2007 Credit Facility.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of GateHouse Media, Inc.

We have audited GateHouse Media Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GateHouse Media Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GateHouse Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GateHouse Media, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 13, 2009

Item 9B.	Other Information

On March 12, 2009, awards of annual cash bonuses to certain GateHouse Media, Inc. executive officers were declared, as set forth below. It is anticipated that such bonuses will be paid out late in the first quarter or early in the second quarter of 2009.

Executive Officer	Cash Bonus
Michael R. Reed Chief Executive Officer	$50,000

Gene A. Hall Executive Vice President	$50,000

Scott T. Champion Regional Manager	$50,000

Polly Grunfeld Sack Senior Vice President, Secretary and General Counsel	$75,000

Kirk A. Davis President and Chief Operating Officer	$50,000

Mark Maring Treasurer and Vice President of Investor Relations and Strategic Development	$70,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2009 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

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

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2009 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2009 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,856,508
Equity compensation plans not approved by security holders	—	—	—

Totals	—		1,856,508

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2009 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2009 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

GateHouse Media, Inc.

Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2008	$3,874	$5,462	$2,302	(1)	$(5,614	)(4)	$6,024
Year ended December 31, 2007	$2,332	$2,996	$1,675	(2)	$(3,129	)(4)	$3,874
Year ended December 31, 2006	$1,509	$2,249	$2,188	(3)	$(3,614	)(4)	$2,332

Deferred tax valuation allowance
Year ended December 31, 2008	65,421	177,732	638	(5)	—		243,791
Year ended December 31, 2007	$1,100	$45,800	$18,521	(5)	—		$65,421
Year ended December 31, 2006	$32,430	—	—		$(31,330	)(6)	$1,100

(1)	Amount is primarily related to fully reserved accounts receivable balances recorded during the year.
(2)	Amount is primarily related to the acquisitions of the newspapers from the Copley Press, Inc., the newspapers from Gannett Co. Inc., and the newspapers from Morris Publishing Group.
(3)	Amount is primarily related to the acquisitions of CP Media and Enterprise NewsMedia, LLC.
(4)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(5)	Amount is primarily related to the change in derivative value and is recorded in accumulated other comprehensive income.
(6)	Amount of decrease is primarily related to the Enterprise NewsMedia, LLC acquisition with a corresponding reduction to goodwill.

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated as of November 30, 2006, among Northeast Publishing Company, Inc., Journal Company, Inc., and Taunton Acquisition, LLC, as Sellers, and Enterprise Publishing Company, LLC, as Purchaser		8-K/A	2.1	May 4, 2007

2.2	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser		8-K	2.1	March 1, 2007

2.3	Stock and Asset Purchase Agreement, dated as of March 13, 2007, by and between GateHouse Media Illinois Holdings, Inc., as Buyer, and The Copley Press, Inc., as Seller		8-K	2.1	April 11, 2007

2.4	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.1	May 8, 2007

2.5	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.2	May 8, 2007

2.6	Asset Purchase Agreement, dated June 28, 2007, by and among GateHouse Media, Inc., GateHouse Media West Virginia Holdings, Inc., GateHouse Media Illinois Holdings, Inc., Champion Publishing, Inc. and Champion Industries, Inc.		S-1/A	2.9	July 13, 2007

2.7	Asset Purchase Agreement, dated October 23, 2007, by and among GateHouse Media Operating, Inc., as Buyer, GateHouse Media, Inc., as Buyer guarantor, Morris Communications Company LLC, Morris Publishing Group, LLC, MPG Allegan Property, LLC, Broadcaster Press, Inc., MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as Sellers, and Morris Communications Company, LLC, as Sellers’ guarantor		8-K	2.1	December 3, 2007

3.1	Second Amended and Restated Certificate of Incorporation of GateHouse Media, Inc.		S-1/A	3.1	October 11, 2006

3.2	Amended and Restated By-laws of GateHouse Media, Inc.		8-K	3.2	November 13, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
4.1	Form of common stock certificate		S-1/A	4.1	October 11, 2006

4.2	Form of Investor Rights Agreement by and among GateHouse Media, Inc. and FIF III Liberty Holdings LLC		S-1/A	4.2	October 11, 2006

*10.1	GateHouse Media, Inc. Omnibus Stock Incentive Plan		S-1/A	10.1	October 11, 2006

*10.2	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (three-year vesting)		10-K	10.2	March 17, 2008

*10.3	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (April 15, 2008 vesting)		10-K	10.3	March 17, 2008

*10.4	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan		S-1	10.2	July 21, 2006

*10.5	Liberty Group Publishing, Inc. Executive Benefit Plan		S-1	10.3	July 21, 2006

*10.6	Liberty Group Publishing, Inc. Executive Deferral Plan		S-1	10.4	July 21, 2006

*10.7	Employment Agreement, dated as of January 3, 2006, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Michael E. Reed		S-1	10.8	July 21, 2006

*10.8	Employment Agreement, dated as of May 9, 2005, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Scott Tracy Champion		S-1	10.9	July 21, 2006

*10.9	Employment Agreement, dated as of April 19, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Mark R. Thompson		S-1	10.11	July 21, 2006

*10.10	Employment Agreement, dated as of May 1, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Polly G. Sack		S-1	10.12	July 21, 2006

*10.11	Management Stockholder Agreement, dated as of January 29, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Michael E. Reed		S-1	10.13	July 21, 2006

*10.12	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Polly G. Sack		S-1	10.19	July 21, 2006

*10.13	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Mark R. Thompson		S-1	10.21	July 21, 2006

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

*10.14	Memo of Understanding dated as of December 20, 2006, by and among GateHouse Media, Inc., f/k/a Liberty Group Publishing, Inc., a Delaware corporation, GateHouse Media Operating, Inc., f/k/a Liberty Group Operating, Inc., a Delaware corporation, and Mark Thompson		10-Q	10.1	May 16, 2007

10.15	Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors		S-1/A	10.6	October 11, 2006

10.16	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc.		8-K	10.1	March 1, 2007

10.17	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.1	March 1, 2007

10.18	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.2	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.19	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement		8-K	10.3	March 1, 2007

10.20	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wachovia Bank, National Association, as Administrative Agent		8-K	99.1	May 11, 2007

10.21	Underwriting Agreement, dated July 17, 2007, among GateHouse Media, Inc. and Goldman, Sachs & Co., Wachovia Capital Markets, LLC and Morgan Stanley & Co. Incorporated		8-K	1.1	July 18, 2007

10.22	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wachovia Bank, National Association, as Administrative Agent		8-K	99.1	February 5, 2009

10.23	Offer letter dated December 23, 2008, between GateHouse Media, Inc., and Melinda A. Janik	X

10.24	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis.		8-K	10.1	January 9, 2009

10.25	Offer letter dated February 4, 2008, between GateHouse Media, Inc., and Mark Maring.		10-Q	10.1	November 7, 2008

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated April 13, 2007		8-K/A	16.1	April 13, 2007

21	Subsidiaries of GateHouse Media, Inc.	X
23.1	Consent of Ernst & Young LLP	X

23.2	Consent of KPMG LLP	X

31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934	X

31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

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

March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS Wesley R. Edens	Chairman of the Board	March 13, 2009

/s/ MICHAEL E. REED Michael E. Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ MELINDA A. JANIK Melinda A. Janik	Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ LINDA A. HILL Linda A. Hill	Corporate Controller (Principal Accounting Officer)	March 13, 2009

/s/ RICHARD FRIEDMAN Richard Friedman	Director	March 13, 2009

/s/ BURL OSBORNE Burl Osborne	Director	March 13, 2009

/s/ KEVIN M. SHEEHAN Kevin M. Sheehan	Director	March 13, 2009