Form 10-Q
period 2009-03-31
GateHouse Media, Inc.
filed 2009-05-07
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009 58,064,384 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,236	$11,744
Accounts receivable, net of allowance for doubtful accounts of $5,226 and $6,024 at March 31, 2009 and December 31, 2008, respectively	62,805	75,274
Inventory	10,430	10,790
Prepaid expenses	4,312	4,576
Other current assets	4,610	3,808

Total current assets	91,393	106,192
Property, plant, and equipment, net of accumulated depreciation of $63,829 and $57,400 at March 31, 2009 and December 31, 2008, respectively	188,875	194,401
Goodwill	261,229	261,332
Intangible assets, net of accumulated amortization of $109,448 and $100,132 at March 31, 2009 and December 31, 2008, respectively	555,186	565,033
Deferred financing costs, net	6,715	7,055
Other assets	2,810	2,489
Long-term assets held for sale	10,633	13,119

Total assets	$1,116,841	$1,149,621

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term liabilities	$1,355	$1,454
Short-term notes payable	11,863	11,863
Short-term debt	17,000	17,000
Accounts payable	16,132	20,378
Accrued expenses	34,687	31,495
Accrued interest	3,601	7,895
Deferred revenue	30,351	28,444

Total current liabilities	114,989	118,529
Long-term liabilities:
Long-term debt	1,195,000	1,195,000
Long-term liabilities, less current portion	16,225	16,658
Derivative instruments	33,212	34,957
Pension and other postretirement benefit obligations	13,654	13,555

Total liabilities	1,373,080	1,378,699

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2009; 58,313,868 and 58,213,868 shares issued, and 58,115,459 and 58,020,693 outstanding at March 31, 2009 and December 31, 2008, respectively	568	568
Additional paid-in capital	826,388	825,580
Accumulated other comprehensive loss	(47,653)	(51,604)
Accumulated deficit	(1,035,096)	(1,003,319)
Treasury stock, at cost, 198,409 and 193,175 shares at March 31, 2009 and December 31, 2008, respectively	(303)	(303)

Total GateHouse Media shareholders’ equity (deficit)	(256,096)	(229,078)
Noncontrolling interest	(143)	—

Total stockholders’ equity (deficit)	(256,239)	(229,078)

Total liabilities and stockholders’ equity	$1,116,841	$1,149,621

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Revenues:
Advertising	$94,759	$118,349
Circulation	35,737	35,302
Commercial printing and other	8,732	10,131

Total revenues	139,228	163,782
Operating costs and expenses:
Operating costs	88,745	95,402
Selling, general and administrative	43,862	47,338
Depreciation and amortization	16,000	18,273
Integration and reorganization costs	748	2,603
Impairment of long-lived assets	6	—
(Gain) loss on sale of assets	164	(6)

Operating income (loss)	(10,297)	172
Interest expense	17,393	24,416
Amortization of deferred financing costs	340	583
Unrealized loss on derivative instrument	2,206	719
Other expense	795	13

Loss from continuing operations before income taxes	(31,031)	(25,559)
Income tax expense	300	2,471

Loss from continuing operations	(31,331)	(28,030)
Loss from discontinued operations, net of income taxes	(589)	(759)

Net loss	$(31,920)	$(28,789)
Net loss attributable to noncontrolling interest	143	—

Net loss attributable to GateHouse Media	(31,777)	(28,789)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.54)	$(0.49)
Loss from discontinued operations attributable to GateHouse Media, net of income taxes	(0.01)	(0.01)

Net loss attributable to GateHouse Media	$(0.55)	$(0.50)

Dividends declared per share	$—	$0.20
Basic weighted average shares outstanding	57,234,182	56,968,521

Diluted weighted average shares outstanding	57,234,182	56,968,521

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at January 1, 2009	58,213,868	$568	$825,580	$(51,604)	$(1,003,319)	193,175	$(303)	$—	$(229,078)
Comprehensive loss:
Net loss	—	—	—	—	(31,777)	—	—	(143)	(31,920)
Unrealized gain on derivative instruments, net of income taxes of $0	—	—	—	3,951	—	—	—	—	3,951

Comprehensive loss	—							—	(27,969)
Restricted share grants	100,000	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	808	—	—	—	—	—	808
Purchase of treasury stock	—	—	—	—	—	5,234	—	—	—

Balance at March 31, 2009	58,313,868	$568	$826,388	$(47,653)	$(1,035,096)	198,409	$(303)	$(143)	$(256,239)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash flows from operating activities:
Net loss	$(31,920)	$(28,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,000	18,763
Amortization of deferred financing costs	340	583
Unrealized loss on derivative instrument	2,206	719
Non-cash compensation expense	808	1,079
Deferred income taxes	—	2,437
(Gain) loss on sale of assets	164	(6)
Pension and other postretirement benefit obligations	140	395
Non-cash interest expense	—	309
Impairment of long-lived assets	557	1,792
Changes in assets and liabilities, net of sales/acquisitions:
Accounts receivable, net	12,211	12,341
Inventory	360	(1,034)
Prepaid expenses	264	79
Other assets	(1,301)	(651)
Accounts payable	(4,246)	(2,566)
Accrued expenses	3,451	709
Accrued interest	(4,294)	(570)
Deferred revenue	1,907	2,680
Other long-term liabilities	(433)	(557)

Net cash (used in) provided by operating activities	(3,786)	7,713

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,332)	(2,621)
Proceeds from sale of publications and other assets	2,801	9,406
Acquisitions, net of cash acquired	(191)	(22,851)

Net cash provided by (used in) investing activities	1,278	(16,066)

Cash flows from financing activities:
Borrowings under term loans	—	19,505
Net borrowings under revolving credit facility	—	10,500
Payment of dividends	—	(23,126)

Net cash provided by financing activities	—	6,879

Net decrease in cash and cash equivalents	(2,508)	(1,474)
Cash and cash equivalents at beginning of period	11,744	12,096

Cash and cash equivalents at end of period	$9,236	$10,622

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GateHouse Media, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have generally been condensed or omitted pursuant to SEC rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which changed the presentation requirements for noncontrolling (minority) interests. Refer to Note 2 Recent Accounting Pronouncements—“Business Combinations and Noncontrolling Interests” for more information.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past two years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for the Company to meet certain debt covenants and has eliminated the availability of additional borrowings under our revolving debt agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow. This has included suspending the payment of cash dividends, the issuance of preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the potential sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in its business and ensure its future success and provide sufficient cash flow to enable the Company to meet its commitments for the next twelve months.

Effective October 24, 2008, the New York Stock Exchange delisted the Company’s common stock. The Company’s common stock is currently quoted in the over-the-counter market under the trading symbol “GHSE”.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. The adoption of SFAS No. 157 for nonfinancial assets and liabilities did not have a material impact on the Company’s financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).

SFAS No. 141(R) significantly changes the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS No. 141(R) further changes the accounting treatment for certain specific items, including:

•	Acquisition costs are generally expensed as incurred;

•

Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense.

SFAS No. 141(R) includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to the Company’s business combinations for which the transaction date is on or after January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions the Company consummates in the future. The adoption of SFAS No. 141(R) did not have an impact on the Company’s financial statements.

SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation of disclosure requirements which will be applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 led to expanded disclosures regarding derivative instruments within the Company’s financial statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $808 and $1,089 during the three months ended March 31, 2009 and 2008, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 31, 2009 was $4,590, which is expected to be recognized over a weighted average period of 1.8 years through April 2013.

(a) Restricted Share Grants (“RSGs”)

        Prior to the Company’s initial public offering (“IPO”) in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the three months ended March 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of March 31, 2009 and 2008, there were 807,721 and 1,101,567 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $10.91 and $13.34, respectively. As of March 31, 2009, the aggregate intrinsic value of unvested RSGs was $65. During the three months ended March 31, 2009, the aggregate fair value of vested RSGs was $13.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2008	868,492	$12.54
Granted	100,000	0.06
Vested	(160,222)	12.93
Forfeited	(549)	20.24

Unvested at March 31, 2009	807,721	10.91

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

(b) Valuation of Equity Securities Issued as Compensation

The Company values equity securities issued as compensation using the fair value of the securities as of the grant date.

Prior to January 1, 2006, the Company recorded deferred share-based compensation, which consisted of the amounts by which the estimated fair value of the instrument underlying the grant exceeded the grant or exercise price, at the date of grant or other measurement date, if applicable and recognized the expense over the related service period. In determining the fair value of the Company’s common stock at the dates of grant prior to the IPO on October 25, 2006, GateHouse’s stock was not publicly traded and, therefore, the Company was unable to rely on a public trading market for its stock prior to October 25, 2006.

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

(3) Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the 2009 presentation.

(4) Acquisitions

(a) Acquisitions—2008

During the year ended December 31, 2008, the Company acquired 25 publications for an aggregate purchase price of approximately $25,416. These were all attractive tuck-in acquisitions, in which the acquired businesses fit in extremely well with the Company’s existing clusters. The results of operations for the acquisitions have been included in the Company’s condensed consolidated financial statements since the date of the acquisitions. The purchase price allocations for these acquisitions are as follows:

Current assets	$3,351
Property, plant and equipment	5,524
Noncompete agreements	1,809
Advertising relationships	7,809
Subscriber relationships	781
Mastheads	3,435
Customer relationships	3,218
Goodwill	5,069

Total assets	30,996

Current liabilities	3,279
Long-term liabilities	2,301

Total liabilities	5,580

Net assets acquired	$25,416

The Company continues to refine the fair value estimates in accordance with SFAS No. 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting asset estimates, as well as goodwill.

For tax purposes, the amount of goodwill that is expected to be deductible is $5,069 for the newspapers acquired during the year ended December 31, 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(b) Restructuring

As of March 31, 2009, the accrued restructuring balance was $53, which relates to on-going obligations for employee termination agreements in connection with the acquisition of the Morris Publishing Group newspapers. During the three months ended March 31, 2009, the Company made no payments related to these termination agreements.

During the three months ended March 31, 2009, restructuring related expense, which is included in integration and reorganization costs on the accompanying statement of operations was $349. This amount relates primarily to severance expense incurred in connection with the Company’s ongoing expense reduction programs. During the three months ended March 31, 2009, the Company made payments of $511 in connection with these obligations.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 31, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,465	$2,505
Advertiser relationships	455,188	83,749	371,439
Customer relationships	8,941	1,158	7,783
Subscriber relationships	123,329	20,884	102,445
Trade name	5,493	1,144	4,349
Publication rights	345	48	297

Total	$598,266	$109,448	$488,818

Nonamortized intangible assets:
Goodwill	$261,229
Mastheads	66,368

Total	$327,597

	December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,262	$2,708
Advertiser relationships	455,568	76,787	378,781
Customer relationships	8,941	995	7,946
Subscriber relationships	123,452	19,039	104,413
Trade name	5,493	1,007	4,486
Publication rights	345	42	303

Total	$598,769	$100,132	$498,637

Nonamortized intangible assets:
Goodwill	$261,332
Mastheads	66,396

Total	$327,728

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 15.9 years for advertiser relationships, 13.8 years for customer relationships, 16.3 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended March 31, 2009 and 2008 was $9,420 and $11,918, respectively. Estimated future amortization expense as of March 31, 2009 is as follows:

For the year ending December 31:
2009	$28,239
2010	37,619
2011	37,498
2012	37,185
2013	36,903
Thereafter	311,374

Total	$488,818

The changes in the carrying amount of goodwill for the period from January 1, 2009 to March 31, 2009 are as follows:

Balance at January 1, 2009	$261,332
Goodwill impairment on discontinued operations	(49)
Purchase and sale accounting adjustments	(54)

Balance at March 31, 2009	$261,229

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

As of March 31, 2009, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(6) Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirectly wholly owned subsidiary of GateHouse Media, GateHouse Media Holdco, Inc. (“Holdco”), an indirectly wholly owned subsidiary of GateHouse Media, and certain of their subsidiaries entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent.

The 2007 Credit Facility, prior to execution of the Second Amendment (defined below), provided for a (a) $670,000 term loan facility that matures on August 28, 2014, (b) a delayed draw term loan facility of up to $250,000 that matures on August 28, 2014, and (c) a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility, that matures on February 28, 2014. The borrowers used the proceeds of the 2007 Credit Facility to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility is secured by a first priority security interest in (x) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries, (y) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (z) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the 2007 Credit Facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

As of March 31, 2009, a total of $670,000 was outstanding under the term loan facility, $250,000 was outstanding under the delayed draw term loan facility and no amounts were outstanding under the revolving credit facility. Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

No principal payments are due on the term loan facilities or the revolving credit facility until the applicable maturity date. The borrowers are required to prepay borrowings under the term loan facilities in an amount equal to 50.0% of Holdco’s Excess Cash Flow (as defined in the 2007 Credit Facility) earned during the previous fiscal year, except that no prepayments are required if the Total Leverage Ratio (as defined in the 2007 Credit Facility) is less than or equal to 6.0 to 1.0 at the end of such fiscal year. In addition, the borrowers are required to prepay borrowings under the term loan facilities with asset disposition proceeds in excess of specified amounts to the extent necessary to cause Holdco’s Total Leverage Ratio to be less than or equal to 6.25 to 1.00, and with cash insurance proceeds and condemnation or expropriation awards, in excess of specified amounts, subject, in each case, to reinvestment rights. The borrowers are required to prepay borrowings under the term loan facilities with the net proceeds of equity issuances by GateHouse Media in an amount equal to the lesser of (a) the amount by which 50.0% of the net cash proceeds exceeds the amount (if any) required to repay any credit facilities of GateHouse Media or (b) the amount of proceeds required to reduce Holdco’s Total Leverage Ratio to 6.0 to 1.0. The borrowers are also required to prepay borrowings under the term loan facilities with 100% of the proceeds of debt issuances (with specified exceptions) except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facilities have been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facilities and the cash collateralization of letters of credit.

        The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media). The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at March 31, 2009 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provides that the borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

First Amendment to 2007 Credit Facility

On May 7, 2007, GateHouse Media entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of March 31, 2009, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Second Amendment to 2007 Credit Facility

On February 3, 2009, GateHouse Media entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default under the Credit Agreement has occurred and is continuing or would result from such repurchases, (b) the sum of Unrestricted Cash and Accessible Borrowing Availability under the 2007 Credit Facility is greater than or equal to $20,000; and (c) no Extension of Credit is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and the Company cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made.

The Second Amendment also reduces the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40,000 to $20,000; (b) for the letter of credit subfacility, from $15,000 to $5,000; and (c) for the swingline loan subfacility, from $10,000 to $5,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied.

Note Payable

In connection with the acquisition of certain newspapers from Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. As of March 31, 2009, $11,538 was outstanding under this note, which includes a portion of the working capital settlement. On May 1, 2009, the Company entered into a second amendment to the promissory note with Morris Publishing Group, which requires monthly payments of interest only from January through December of 2009. A principal payment of $1,538 will also be due and payable on December 31, 2009. Beginning in January 2010, the Company must make monthly payments of interest and one-tenth of the principal balance then outstanding. The note is due and payable in full on October 15, 2010.

2008 Bridge Facility

On February 15, 2008, GateHouse Media Intermediate Holdco, Inc., a subsidiary of GateHouse Media (“Holdco II”), and GateHouse Media (collectively, the “Bridge Borrower”) entered into the 2008 Bridge Facility with Barclays Capital (“Barclays”). The 2008 Bridge Facility originally provided for a $20,600 term loan facility subject to extensions through August 15, 2009. The Bridge Facility is secured by a first priority security interest in all present and future capital stock of Holdco owned by Holdco II and all proceeds thereof.

Borrowings under the 2008 Bridge Facility bear interest at a floating rate equal to the LIBOR Rate (as defined in the 2008 Bridge Facility), plus an applicable margin. During the first three months of the facility, until May 15, 2008, the applicable margin was 8.00%. After May 15, 2008 and until the date of the Second Waiver and Amendment to the 2008 Bridge Facility (February 12, 2009) the applicable margin was 10.00%. After the date of the Second Waiver and Amendment to the 2008 Bridge Facility (as defined below) and until the maturity date, the applicable margin is 12.00%.

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

In connection with the 2008 Bridge Facility, Holdco II entered into a Pledge Agreement in favor of Barclays, pursuant to which Holdco II pledges certain assets for the benefit of the secured parties as collateral security for the payment and performance of its obligations under the 2008 Bridge Facility. The pledged assets include, among other things (a) all present and future capital stock or other membership, equity, ownership or profits interest of the Holdco II in all of its direct domestic restricted subsidiaries and (b) 65% of the voting stock (and 100% of the nonvoting stock) of all of the present and future first-tier foreign subsidiaries.

As of March 31, 2009, a total of $17,000 was outstanding under the 2008 Bridge Facility.

First Waiver to 2008 Bridge Facility

On October 17, 2008, Holdco II entered into the First Waiver to the 2008 Bridge Facility. The First Waiver waived compliance by Holdco II with the Total Leverage Ratio (as defined in the 2008 Bridge Facility) covenant, for the quarter ended September 30, 2008. The Total Leverage Ratio was required to be greater than 7.25 to 1.00.

Second Waiver and Amendment to 2008 Bridge Facility

On February 12, 2009, Holdco II entered into the Second Waiver and Amendment to the 2008 Bridge Facility. The Second Waiver and Amendment waived compliance by Holdco II with the Total Leverage Ratio Covenant for the quarter ended December 31, 2008. As mentioned above, the Second Waiver and Amendment also set the applicable margin for the 2008 Bridge Facility at 12.00% and established an amortization schedule for the outstanding balance due under the Bridge Facility to be paid by December 31, 2009. Monthly payments under the amortization schedule begin in May 2009.

Furthermore, under the Second Waiver and Amendment to the 2008 Bridge Facility the covenant requiring compliance with the Total Leverage Ratio was eliminated. The Bridge Borrower also agreed to prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the Projected Cash Balance by $2,000, starting in May of 2009, and agreed to make certain prepayments in the event of any voluntary repurchase or prepayment of term loans under the 2007 Credit Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in long-term liabilities, net of current portion, and dividends of $705 are accrued as of March 31, 2009. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.8% of the Company’s outstanding Common Stock.

Compliance with Covenants

The Company currently is in compliance with all of the covenants and obligations under the 2007 Credit Facility and the 2008 Bridge Facility. However, due to restrictive covenants and conditions within each of the facilities, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

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

Fair Values of Derivative Instruments

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under SFAS No. 133
Interest rate swaps	Derivative instruments	$33,212	Derivative instruments	$34,957

Total derivatives		$33,212		$34,957

The Effect of Derivative Instruments on the Statements of Operations

for the Three Months Ended March 31, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate swaps	Unrealized loss on derivative instrument	$(2,206)	$(719)

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$813	$(44,595)	Interest income/(expense)	$(3,138)	$(270)	Other income/(expense)	$ 932	$(449)

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

On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the three months ended March 31, 2008 the fair value of the swap decreased by $11,078, net, of which $546 was recognized through earnings and a $6,409 decrease in fair value net of income taxes of $4,123, was recognized through accumulated other comprehensive income. During the three months ended March 31, 2009, $1,838 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $7,994.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the three months ended March 31, 2008, the effective portion of the decrease in fair value of the swap of $5,051, net of income taxes of $3,250, was recognized through accumulated other comprehensive income. During the three months ended March 31, 2009, $1,300 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $5,255.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended March 31, 2009, the fair value of the swap increased by $287, net, of which $76 was recognized through earnings and a $211 increase in fair value was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended March 31, 2009, the fair value of the swap increased by $685, net, of which $427 was recognized through earnings and a $258 increase in fair value was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended March 31, 2009, the fair value of the swap increased by $565, net, of which $373 was recognized through earnings and a $192 increase in fair value was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended March 31, 2009, the fair value of the swap increased by $208, net, of which $57 was recognized through earnings and a $152 increase in fair value was recognized through accumulated other comprehensive income.

A valuation allowance was reversed during the three months ended March 31, 2009 related to the decrease in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $1,547 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of March 31, 2009 was $47,535.

(8) Related Party Transactions

On May 9, 2005, FIF III, FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of FIF III (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of FIF III (the “Merger”). The Merger was completed on June 6, 2005.

As of March 31, 2009, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 41.8% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Chief Executive Officer and Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,195,000 2007 Credit Facility as of March 31, 2009. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $8,500 of the $17,000 2008 Bridge Facility as of March 31, 2009. These amounts were purchased directly from Barclays.

On August 21, 2008, FIF III purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends.

On October 24, 2006, the Company entered into an Investor Rights Agreement with FIF III. The Investor Rights Agreement provides FIF III with certain rights with respect to the nomination of directors to the Company’s board of directors as well as registration rights for securities of the Company owned by Fortress.

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

Pursuant to the Investor Rights Agreement, the Company has granted FIF III, for so long as it or its permitted transferees beneficially own an amount of the Company’s common stock at least equal to 5% or more of the Company’s common stock issued and outstanding immediately after the consummation of its IPO (a “Registrable Amount”), “demand” registration rights that allow FIF III at any time to request that the Company register under the Securities

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Act of 1933, as amended, an amount equal to or greater than a Registrable Amount (as defined in the Investor Rights Agreement). Parent is entitled to an aggregate of four demand registrations. The Company is not required to maintain the effectiveness of the registration statement for more than 60 days. The Company is also not required to effect any demand registration within six months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights and which included at least 50% of the securities requested by the requestor to be included. The Company is not obligated to grant a request for a demand registration within four months of any other demand registration and may refuse a request for demand registration if, in the Company’s reasonable judgment, it is not feasible for the Company to proceed with the registration because of the unavailability of audited financial statements.

FIF III also has “piggyback” registration rights that allow FIF III to include the shares of common stock that FIF III and its permitted transferees own in any public offering of equity securities initiated by the Company (other than those public offerings pursuant to registration statements on Forms S-4 or S-8) or by any of the Company’s other stockholders that may have registration rights in the future. The “piggyback” registration rights of FIF III are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

The Company has additionally granted FIF III and its permitted transferees for as long as Fortress beneficially owns a Registrable Amount, the right to request shelf registrations on Form S-3, providing for an offering to be made on a continuous basis, subject to a time limit on the Company’s efforts to keep the shelf registration statement continuously effective and the Company’s right to suspend the use of a shelf registration prospectus for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12-month period) if the Company determines that certain disclosures required by the shelf registration statement would be detrimental to the Company or the Company’s stockholders.

The Company has agreed to indemnify FIF III and its permitted transferees against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which FIF III and its permitted transferees sells shares of the Company’s common stock, unless such liability arose from FIF III misstatement or omission, and Parent has agreed to indemnify the Company against all losses caused by its misstatements or omissions. The Company will pay all expenses incident to registration and Fortress will pay its respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of its shares under such a registration statement.

(9) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2008. The Company concluded that during the first quarter of 2009, an increase to the valuation allowance of $10,719 would be necessary to offset additional deferred tax assets. Of this amount, a $12,066 increase was recognized through the income statement and $1,547 reduction was recognized through accumulated other comprehensive income, and an increase of $200 was recognized through discontinued operations.

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

For the three months ended March 31, 2009, the expected Federal tax benefit at 34% is $10,550. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $10,454 and the tax effect related to non-deductible meals and entertainment of $96.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2005 tax year and beyond.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2008 and March 31, 2009, the Company had unrecognized tax benefits of approximately $4,726 and $4,983, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on the Company’s best estimate of the ultimate settlement. At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities should be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized should be adjusted. Effective January 1, 2009, in accordance with the provisions of SFAS 141(R), the effect of those adjustments is recognized in earnings.

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

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$54	$21	$128	$126
Interest cost	316	94	323	247
Expected return on plan assets	(275)	—	(358)	—
Amortization of prior service cost	—	(111)	—	—
Amortization of unrecognized gain	32	—	—	—
Special termination benefits	—	—	69	—

Total	$127	$4	$162	$373

During the three months ended March 31, 2009 and 2008, the Company recognized a total of $131 and $535 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	6.2%	6.2%
Rate of increase in future compensation levels	3.0%	—%
Expected return on assets	8.0%	—%
Current year trend	—	8.5%
Ultimate year trend	—	5.5%
Year of ultimate trend	—	2013

(11) Assets Held for Sale

As of March 31, 2009 and December 31, 2008, the Company intended to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144.

The following table summarizes the major classes of assets and liabilities held for sale at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Long-term assets held for sale:
Property, plant and equipment, net	$10,633	$13,119

Total long-term assets held for sale	$10,633	$13,119

During the three months ended March 31, 2008 the Company recorded a charge to operations of $1,792 related to the impairment of property, plant and equipment which was classified as held for sale as of March 31, 2008.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Liabilities
Derivatives as of December 31, 2008 (1)			$34,957	$34,957
Derivatives as of March 31, 2009 (2)			$33,212	$33,212

(1)	Derivative assets and liabilities include interest rate swaps which are measured using observable quoted prices for similar assets and liabilities. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

(2)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s assumptions about the assumptions a market participant would use in pricing the derivative. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

During the first two quarters of 2008, the Company used level two inputs to calculate the fair value of its derivative instruments. When the Company’s credit rating was downgraded, these inputs were no longer available. Beginning in the third quarter of 2008, the Company began calculating the credit value adjustment based on unobservable inputs.

The following tables reflect the activity of our assets and liabilities measured at fair value using significant unobservable inputs (level 3) for the three months ended March 31, 2009:

Three Months Ended March 31, 2009	Derivative Liabilities
Balance as of December 31, 2008	$34,957
Total gains (losses), net:
Included in earnings (or changes in net assets)	(932)
Included in other comprehensive income	(813)

Balance as of March 31, 2009	$33,212

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an interim basis. The implementation of SFAS No. 157 for certain non-financial assets and liabilities did not have an impact as these items were not revalued during the first quarter of 2009.

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

        Included in cash and cash equivalents at March 31, 2009 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,197. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(14) Discontinued Operations

During the three months ended March 31, 2009, the Company discontinued a publication in Derby, Kansas. As a result, an impairment loss of $551 is included in loss from discontinued operations on the Statement of Operations for this period.

During the three months ended March 31, 2008, the Company completed its sale of eight publications (initially acquired in the Morris Publishing Group newspaper acquisition) for an aggregate purchase price of approximately $9,500. Additionally, during the remainder of 2008, the Company completed its sale of 19 publications for an aggregate purchase price of approximately $35,157.

The net revenue during the three months ended March 31, 2008 for the aforementioned discontinued operations was $7,075. Income (loss) before income taxes during the three months ended March 31, 2008 for the aforementioned discontinued operations was $(759).

During the three months ended March 31, 2008, the Company recorded a charge to operations of $1,792 related to the impairment of property, plant and equipment and certain intangibles related to its Globe, Arizona publications which were classified as held for sale as of March 31, 2008.

(15) Subsequent Events

On April 9, 2009, the Company sold four publications in Iowa to Gene Hall, former Executive Vice President of GateHouse Media, Inc., for an aggregate sale price of $2,000. Effective on this date, Mr. Hall resigned as an executive of the Company. The associated assets and liabilities did not meet the held for sale criteria of SFAS No. 144 as of March 31, 2009.

On May 1, 2009, the Company entered into a second amendment to the promissory note with Morris Publishing Group, which requires monthly payments of interest only from January through December of 2009. A principal payment of $1,538 will also be due and payable on December 31, 2009. Beginning in January 2010, the Company must make monthly payments of interest and one-tenth of the principal balance then outstanding. The note is due and payable in full on October 15, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of GateHouse Media, Inc.’s and its subsidiaries (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, including but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Such risks, uncertainties and other factors could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 494 community publications, more than 250 related websites, and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10.0 million people on a weekly basis.

Our core products include:

•	90 daily newspapers with total paid circulation of approximately 780,000;

•	289 weekly newspapers (published up to three times per week) with total paid circulation of approximately 588,000 and total free circulation of approximately 931,000;

•	115 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.9 million;

•	over 250 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC, entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder.

As of March 31, 2009, Fortress beneficially owned approximately 41.8% of our outstanding common stock.

Since 1998, we have acquired 416 daily and weekly newspapers and shoppers and launched numerous new products. We generate revenues from advertising, circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for commercial printing is recognized upon delivery of the printed product to our customers. Directory revenue is recognized on a straight-line basis over the 12-month period in which the corresponding directory is distributed and in use in the market.

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

We have experienced recent declines in certain advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent declines in advertising revenue we have experienced are typical in the current slow economy. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

Operating cost categories of newsprint, labor and delivery costs experienced increased upward price pressure in the industry over the three year period from 2003 to 2006. Newsprint prices declined in late 2006 and 2007. Newsprint prices rose again throughout 2008. While we expect newsprint costs to decline per metric ton in 2009, we have taken steps to mitigate some of these prior increases with consumption declines. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing versus the general market.

Labor represents just over 50% of our operating expenses. Beginning in 2008, we initiated an effort to drive efficiencies and centralization of work throughout the organization. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past two years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for us to meet certain debt covenants and has eliminated the availability of additional borrowings under our revolving debt agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow. This includes suspending the payment of cash dividends, the issuance of preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

General economic conditions, including declines in consumer confidence, increases in unemployment levels, stock market declines, contraction of credit availability, declines in real estate values, and other trends, have impacted the markets in which we operate. These changes may continue to negatively impact our advertising and other revenue sources as well as increase our operating costs in the future. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

We performed testing for impairment of goodwill and newspaper mastheads as of December 31, June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. Should general economic, market or business conditions continue to decline, and continue to have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

During 2008, our credit rating was downgraded to be rated below-investment grade by both Standard & Poor’s and Moody’s Investors Service and any future long-term borrowing or the extension or replacement of our short-term borrowing will reflect the negative impact of these ratings, increase our borrowing costs, limit our financing options and subject us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing cost, subject us to more onerous borrowing terms and reduce or eliminate our borrowing flexibility in the future.

We have a history of growth through acquisitions. The current economic environment has limited our ability to grow through acquisitions in the near-term future. As a result, we are focused on cost reductions and de-levering opportunities.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2008, included in our Annual Report filed on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes our historical results of operations for the three months ended March 31, 2009 and 2008.

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(in thousands)
Revenues:
Advertising	$94,759	$118,349
Circulation	35,737	35,302
Commercial printing and other	8,732	10,131

Total revenues	139,228	163,782
Operating costs and expenses:
Operating costs	88,745	95,402
Selling, general and administrative	43,862	47,338
Depreciation and amortization	16,000	18,273
Integration and reorganization costs	748	2,603
Impairment of long-lived assets	6	—
(Gain) loss on sale of assets	164	(6)

Operating income (loss)	(10,297)	172
Interest expense	17,393	24,416
Amortization of deferred financing costs	340	583
Unrealized loss on derivative instrument	2,206	719
Other expense	795	13

Loss from continuing operations before income taxes	(31,031)	(25,559)
Income tax expense	300	2,471

Loss from continuing operations	$(31,331)	$(28,030)

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Revenue. Total revenue for the three months ended March 31, 2009 decreased by $24.6 million or 15.0% to $139.2 million from $163.8 million for the three months ended March 31, 2008. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $23.6 million or 19.9% decrease in advertising revenue, a $0.4 million, or 1.2% increase in circulation revenue and a $1.4 million, or 13.8% decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by decreases in classified advertising. The weak economy, particularly in the sectors of employment, automotive and real estate, has led to declining classified revenues across the country. Circulation revenue remained stable. The slight increase over prior year is due to significant circulation levels of small publications acquired in 2008. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the three months ended March 31, 2009 decreased by $6.7 million, or 7.0%, to $88.7 million from $95.4 million for the three months ended March 31, 2008. The decrease in operating costs was primarily due to a decrease in compensation, supplies, postage, and professional expenses of $4.1 million, $0.5 million, $0.8 million and $0.7 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2009 decreased by $3.4 million, or 7.3%, to $43.9 million from $47.3 million three months ended March 31, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation, health insurance and pension expense of $2.3 million, $0.5 million and $0.2 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2009 decreased by $2.3 million to $16.0 million from $18.3 million for the three months ended March 31, 2008. The decrease in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June and December of 2008.

Interest Expense. Total interest expense for the three months ended March 31, 2009 decreased by $7.0 million, or 28.8%, to $17.4 million from $24.4 million for the three months ended March 31, 2008. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, as well as a decrease in our total outstanding debt.

Unrealized (Gain) Loss on Derivative Instrument. During the three months ended March 31, 2009 we recorded a net loss of $2.2 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

During the three months ended March 31, 2008 we recorded a loss of $0.7 million due to ineffectiveness related to several of our interest rate swaps which we entered into in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense. Income tax expense for the three months ended March 31, 2009 was $0.3 million compared to $2.5 million for the three months ended March 31, 2008. The change of $2.2 million was primarily due to a change in the valuation allowance recognized in relation to the income tax benefit.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended March 31, 2009 was $31.3 million. Net loss from continuing operations for the three months ended March 31, 2008 was $28.0 million. Our net loss from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and will be, cash provided by operating activities and term loan borrowings for significant acquisitions.

On February 27, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent, referred to as the 2007 Credit Facility. The 2007 Credit Facility initially provided for a $670.0 million term loan facility which matures in August, 2014, a delayed draw term loan of up to $250.0 million which matures in August 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014.

On May 7, 2007, we amended the 2007 Credit Facility and increased our borrowing by $275.0 million. This incremental borrowing has an interest rate of LIBOR + 2.25% or the Alternate Base Rate + 1.25%, depending upon the designation of the borrowing.

In accordance with the First Amendment, the rate on the previously existing borrowings of $920.0 million was changed to bear interest at LIBOR + 2.00% or the Alternate Base Rate + 1.00% depending upon the designation of the borrowing. The terms of the previously outstanding borrowings were also modified to include a 1% premium if the debt is called within one year and an interest feature that grants the previously outstanding debt an interest rate of .25% below the highest rate of any borrowing under the 2007 Credit Facility.

On February 15, 2008, we entered into our 2008 Bridge Facility with Barclays, as syndication agent, sole arranger and book runner. The 2008 Bridge Facility provides for a $20.6 term loan facility that was initially subject to extensions through August 15, 2009. On October 17, 2008, Barclays granted us a waiver from compliance with the total leverage ratio covenant with respect to the quarter ended September 30, 2008.

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

On February 12, 2009, we amended the 2008 Bridge Facility and Barclays granted us a waiver from compliance with the total leverage ratio covenant for the quarter ended December 31, 2008. The amendment set the applicable margin for the Bridge Facility at 12.00% and eliminated the covenant requiring compliance with the Total Leverage Ratio of such facility. The amendment also established an amortization schedule for the outstanding balance due which runs through December 31, 2009.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. We are in compliance with these covenants. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility and the 2008 Bridge Facility, due to restrictive covenants and conditions within each of the facilities, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience as well as our ability to address other risks and challenges set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility. The level of our indebtedness and our on-going cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our credit facilities. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological and other changes in our industry and economic conditions generally.

Cash Flows

The following table summarizes our historical cash flows.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Cash provided by (used in) operating activities	$(3,786)	$7,713
Cash provided by (used in) investing activities	1,278	(16,066)
Cash provided by financing activities	—	6,879

Cash Flows from Operating Activities. Net cash used in operating activities for the three months ended March 31, 2009 was $3.8 million, a decrease of $11.5 million when compared to $7.7 million of cash provided by operating activities for the three months ended March 31, 2008. This $11.5 million decrease was the result of a decrease in cash provided by working capital of $2.5 million, a decrease in non-cash charges of $5.9 million, and an increase in net loss from continuing operations of $3.1 million.

The $2.5 million decrease in cash provided by working capital for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is primarily attributable to decreases in accounts payable and accrued interest, partially offset by increases in accrued expenses.

The $5.9 million decrease in non-cash charges primarily consisted of a decrease in depreciation and amortization of $2.8 million, a decrease in deferred income taxes of $2.4 million, a decrease in impairment of long-lived assets of $1.2 million, a decrease in non-cash interest of $0.3 million, and a decrease in amortization of deferred financing costs of $0.2 million, partially offset by an increase in unrealized net losses on derivative instruments of $1.5 million.

During the first quarter of 2009, we experienced negative operating cash flow for the first time since our initial public offering. This is a result of the seasonality of our business, and continued negative economic trends, combined with the fact that historically our weakest operating results occur during the first quarter of the year. We continue to aggressively manage costs and anticipate operating improvements in the second quarter of 2009.

Cash Flows from Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2009 was $1.3 million. During the three months ended March 31, 2009, we received $2.8 million from the sale of publications and other assets, which was partially offset by $0.2 million, net of cash acquired, used for acquisitions and $1.3 million used for capital expenditures.

Net cash used in investing activities for the three months ended March 31, 2008 was $16.1 million. During the three months ended March 31, 2008, we used $22.9 million, net of cash acquired, for acquisitions and $2.6 million for capital expenditures, which uses were partially offset by proceeds of $9.4 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2009 was $0.

Net cash provided by financing activities for the three months ended March 31, 2008 was $6.9 million. The net cash provided by financing activities resulted from borrowings of $19.5 million under our Barclays Credit Agreement, which is net of certain financing charges and original issue discount, and $10.5 million from the revolving credit portion of the 2007 Credit Facility, partially offset by the payment of dividends of $23.1 million.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2008 to March 31, 2009.

Accounts Receivable. Accounts receivable decreased $12.4 million from December 31, 2008 to March 31, 2009, of which $12.2 million relates to timing of cash collection and lower revenue recognized in 2009 compared to the first quarter of 2008 and $0.2 million from the sale of publications.

Property, Plant, and Equipment. Property, plant, and equipment decreased $5.5 million during the period from December 31, 2008 to March 31, 2009, of which $0.1 million relates to an impairment charge, $0.2 million relates to assets sold, and depreciation of $6.6 million. These decreases in property, plant, and equipment were partially offset by $1.3 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $9.8 million from December 31, 2008 to March 31, 2009, of which $0.4 million relates to an impairment charge and amortization of $9.4 million.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $2.5 million from December 31, 2008 to March 31, 2009 of which $2.5 million came from assets sold, primarily non strategic real estate, during the current year. Assets held for sale as of March 31, 2009 consist primarily of real estate for which we have sale agreements in place.

Accounts Payable. Accounts payable decreased $4.2 million from December 31, 2008 to March 31, 2009, which was primarily attributable to decreased operating expenses, the timing of vendor payments, and the timing of accounts payable cutoff.

Accrued Expenses. Accrued expenses increased $3.2 million from December 31, 2008 to March 31, 2009, of which $2.2 million is from an increase in payroll related expenses due to additional days accrued at March 31, 2009 compared to December 31, 2008 and a $0.9 million increase in accrued accounts payable due to timing of accounts payable cutoff. These increases in accrued expenses were partially offset by $0.4 million in purchase accounting adjustments from acquisitions in 2008.

Accrued Interest. Accrued interest decreased $4.3 million from December 31, 2008 to March 31, 2009 which was primarily attributable to a decrease in interest rates and timing of interest payments, as a significant interest payment was due in the first three months of 2009.

Other Comprehensive Income. Other comprehensive income decreased $4.0 million from December 31, 2008 to March 31, 2009, which resulted from the unrealized loss on derivative instruments of $2.2 million and derivative amortization of $1.7 million.

Accumulated Deficit. Accumulated deficit increased $31.9 million from December 31, 2008 to March 31, 2009 from a net loss from continuing operations of $31.9 million during the prior year period.

Contractual Commitments

The changes to our contractual commitments as of March 31, 2009 compared to December 31, 2008 relate to the amendments of our 2008 Bridge Facility and 2007 Credit Facility as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics we used to review the financial performance of our business on a monthly basis.

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

A reader of our financial statements may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended March 31, 2009		Three months ended March 31, 2008
	(in thousands)
Loss from continuing operations	$(31,331)		$(28,030)
Income tax expense	300		2,471
Unrealized loss on derivative instrument	2,206		719
Amortization of deferred financing costs	340		583
Write-off of financing costs	746		—
Interest expense	17,393		24,416
Impairment of long-lived assets	6		—
Depreciation and amortization	16,000		18,273

Adjusted EBITDA from continuing operations	$5,660	(a)	$18,432	(b)

(a)	Adjusted EBITDA for the three months ended March 31, 2009 included net expenses of $3,734 which are one-time in nature or non-cash compensation. Included in these net expenses of $3,734 is non-cash compensation and other expense of $2,634, non-cash portion of postretirement benefits expense of $140, integration and reorganization costs of $748 and a $212 loss on the sale of assets.

Adjusted EBITDA also does not include $(80) from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended March 31, 2008 included net expenses of $10,121, which are one-time in nature or non-cash compensation. Included in these net expenses of $10,121 is non-cash compensation and other expense of $6,965, non-cash portion of postretirement benefits expense of $558, integration and reorganization costs of $2,604 and a $6 gain on the sale of assets.

Adjusted EBITDA also does not include $1,122 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570 million. At March 31, 2009, after consideration of the interest rate swaps described below, $570 million of the remaining principal amount of our term loans are subject to floating interest rates.

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

North American newsprint suppliers have recently taken significant steps to curtail newsprint production capacity and implemented and announced price decreases of $20 per month per metric ton on newsprint over the next several months. Additionally, ink suppliers have implemented and announced price increases of 6-10%.

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

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

			Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

*10.1	Employment Agreement dated January 9, 2009 by and among GateHouse Media, Inc., GateHouse Operating, Inc. and Kirk A. Davis		8-K	10.1	January 9, 2009

*10.2	Indemnification Agreement dated January 9, 2009 by and between GateHouse Media Inc. and Kirk A. Davis in the form previously filed.		8-K	10.2	January 9, 2009

*10.3	Indemnification Agreement dated January 15, 2009 by and between GateHouse Media, Inc. and Melinda A. Janik in the form previously filed.		8-K	10.3	January 15, 2009

10.4	Second Amendment to Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, INC., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, and Wachovia Bank, National Association, it its capacity as administrative agent for the lenders.		8-K	99.1	February 5, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Interim Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications.	x

*	Asterisks identify management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: May 7, 2009	/s/ Melinda A. Janik
Melinda A. Janik
Chief Financial Officer