Form 10-Q
period 2009-06-30
GateHouse Media, Inc.
filed 2009-08-06
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009 58,113,078 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,241	$11,744
Accounts receivable, net of allowance for doubtful accounts of $5,141 and $6,024 at June 30, 2009 and December 31, 2008, respectively	62,757	75,274
Inventory	8,303	10,790
Prepaid expenses	5,715	4,576
Other current assets	4,451	3,808

Total current assets	97,467	106,192
Property, plant, and equipment, net of accumulated depreciation of $69,878 and $57,400 at June 30, 2009 and December 31, 2008, respectively	182,346	194,401
Goodwill	14,361	261,332
Intangible assets, net of accumulated amortization of $118,384 and $100,132 at June 30, 2009 and December 31, 2008, respectively	308,351	565,033
Deferred financing costs, net	6,375	7,055
Other assets	5,502	2,489
Long-term assets held for sale	10,633	13,119

Total assets	$625,035	$1,149,621

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term liabilities	$1,341	$1,454
Short-term note payable	7,863	11,863
Short-term debt	9,000	17,000
Accounts payable	14,891	20,378
Accrued expenses	38,350	31,495
Accrued interest	3,267	7,895
Deferred revenue	29,560	28,444

Total current liabilities	104,272	118,529
Long-term liabilities:
Long-term debt	1,205,500	1,195,000
Long-term liabilities, less current portion	16,513	16,658
Derivative instruments	46,160	34,957
Pension and other postretirement benefit obligations	13,320	13,555

Total liabilities	1,385,765	1,378,699

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2009; 58,313,868 and 58,213,868 shares issued, and 58,113,913 and 58,020,693 outstanding at June 30, 2009 and December 31, 2008, respectively	568	568
Additional paid-in capital	827,606	825,580
Accumulated other comprehensive loss	(56,894)	(51,604)
Accumulated deficit	(1,531,484)	(1,003,319)
Treasury stock, at cost, 199,955 and 193,175 shares at June 30, 2009 and December 31, 2008, respectively	(304)	(303)

Total GateHouse Media stockholders’ deficit	(760,508)	(229,078)
Noncontrolling interest	(222)	—

Total stockholders’ deficit	(760,730)	(229,078)

Total liabilities and stockholders’ deficit	$625,035	$1,149,621

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Revenues:
Advertising	$107,742	$131,467	$202,114	$249,381
Circulation	35,363	36,453	70,999	71,652
Commercial printing and other	8,361	10,456	16,999	20,572

Total revenues	151,466	178,376	290,112	341,605
Operating costs and expenses:
Operating costs	85,701	96,040	174,151	191,148
Selling, general, and administrative	42,747	50,150	86,458	97,336
Depreciation and amortization	15,772	18,324	31,721	36,545
Integration and reorganization costs	1,052	1,603	1,800	4,205
Impairment of long-lived assets	206,089	102,518	206,095	102,518
Loss on sale of assets	22	212	186	206
Goodwill and mastheads impairment	275,310	333,554	275,310	333,554

Operating loss	(475,227)	(424,025)	(485,609)	(423,907)
Interest expense	15,526	23,217	32,919	47,633
Amortization of deferred financing costs	340	581	680	1,164
Loss on derivative instrument	3,706	1,037	5,912	1,756
Other (income) expense	(122)	21	673	34

Loss from continuing operations before income taxes	(494,677)	(448,881)	(525,793)	(474,494)
Income tax expense (benefit)	14	(15,787)	315	(13,316)

Loss from continuing operations	(494,691)	(433,094)	(526,108)	(461,178)
Loss from discontinued operations, net of income taxes	(1,776)	(10,156)	(2,279)	(10,862)

Net loss	$(496,467)	$(443,250)	$(528,387)	$(472,040)
Net loss attributable to noncontrolling interest	$79	$—	$222	$—

Net loss attributable to GateHouse Media	$(496,388)	$(443,250)	$(528,165)	$(472,040)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(8.61)	$(7.59)	$(9.17)	$(8.09)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	$(0.03)	(0.18)	$(0.04)	(0.19)

Net loss attributable to GateHouse Media	$(8.64)	$(7.77)	$(9.21)	$(8.28)

Dividends declared per share	$—	$—	$—	$0.20
Basic weighted average shares outstanding	57,426,416	57,024,747	57,330,827	56,996,635

Diluted weighted average shares outstanding	57,426,416	57,024,747	57,330,827	56,996,635

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at January 1, 2009	58,213,868	$568	$825,580	$(51,604)	$(1,003,319)	193,175	$(303)	$—	$(229,078)
Comprehensive loss:
Net loss	—	—	—	—	(528,165)	—	—	(222)	(528,387)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(5,290)	—	—	—	—	(5,290)

Comprehensive loss	—							—	(533,677)
Restricted share grants	100,000	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	2,026	—	—	—	—	—	2,026
Purchase of treasury stock	—	—	—	—	—	6,780	(1)	—	(1)

Balance at June 30, 2009	58,313,868	$568	$827,606	$(56,894)	$(1,531,484)	199,955	$(304)	$(222)	$(760,730)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash flows from operating activities:
Net loss	$(528,387)	$(472,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,790	37,607
Amortization of deferred financing costs	680	1,164
Loss on derivative instrument	5,912	1,756
Non-cash compensation expense	2,026	2,123
Deferred income taxes	—	(13,406)
Loss on sale of assets	186	206
Pension and other postretirement benefit obligations	(153)	300
Non-cash interest expense	—	618
Impairment of long-lived assets	208,423	108,429
Goodwill and masthead impairment	275,310	340,575
Changes in assets and liabilities, net of sales/acquisitions:
Accounts receivable, net	12,032	8,496
Inventory	2,450	(2,400)
Prepaid expenses	(1,175)	(224)
Other assets	(3,834)	(1,102)
Accounts payable	(5,487)	7,089
Accrued expenses	6,804	1,001
Accrued interest	(4,628)	(1,133)
Deferred revenue	1,271	1,074
Other long-term liabilities	(145)	(686)

Net cash provided by operating activities	3,075	19,447

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,564)	(5,882)
Proceeds from sale of publications and other assets	4,741	12,501
Acquisitions, net of cash acquired	(254)	(24,172)

Net cash provided by (used in) investing activities	2,923	(17,553)

Cash flows from financing activities:
Payment of debt issuance costs	—	(6)
Borrowings under term loans	—	19,505
Repayments of term loans	(1,500)	(3,600)
Net borrowings under revolving credit facility	—	17,700
Purchase of treasury stock	(1)	(65)
Payment of dividends	—	(34,731)

Net cash used in financing activities	(1,501)	(1,197)

Net increase in cash and cash equivalents	4,497	697
Cash and cash equivalents at beginning of period	11,744	12,096

Cash and cash equivalents at end of period	$16,241	$12,793

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

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which changed the presentation requirements for noncontrolling (minority) interests.

The Company evaluated subsequent events through August 6, 2009, the date the company’s Board of Directors reviewed the financial statements to be issued. The Company issued the financial statements on the same day.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. Pursuant to the Codification, all other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Codification for its quarter ending September 30, 2009. There will be no change to the Company’s Consolidated Financial Statements due to the implementation of this Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009 and the Company’s financial statements were not impacted.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28-1, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 during the three months ended June 30, 2009. Refer to the disclosures included in Note 6 of the condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $1,218, $1,044, $2,026 and $2,133 during the three and six months ended June 30, 2009 and 2008, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 30, 2009 was $3,473, which is expected to be recognized over a weighted average period of 1.7 years through April 2013.

Restricted Share Grants (“RSGs”)

        Prior to the Company’s initial public offering (“IPO”) in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the six months ended June 30, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of June 30, 2009 and 2008, there were 635,311 and 1,021,199 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $11.08 and $13.23, respectively. As of June 30, 2009, the aggregate intrinsic value of unvested RSGs was $121. During the six months ended June 30, 2009, the aggregate fair value of vested RSGs was $63.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2008	868,492	$12.54
Granted	100,000	0.06
Vested	(331,904)	11.56
Forfeited	(1,277)	17.18

Unvested at June 30, 2009	635,311	11.08

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

Prior to January 1, 2006, the Company recorded deferred share-based compensation, which consisted of the amounts by which the estimated fair value of the instrument underlying the grant exceeded the grant or exercise price, at the date of grant or other measurement date, if applicable and recognized the expense over the related service period. In determining the fair value of the Company’s common stock at the dates of grant prior to the IPO on October 25, 2006, the Company’s stock was not publicly traded and, therefore, the Company was unable to rely on a public trading market for its stock prior to October 25, 2006.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $5,069 for the publications acquired during the year ended December 31, 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(b) Restructuring

As of June 30, 2009, the accrued restructuring balance related to acquisitions was $0.

During the six months ended June 30, 2009, restructuring related expense, which is included in integration and reorganization costs on the accompanying statement of operations was $1,173. This amount relates primarily to severance expense incurred in connection with the Company’s ongoing expense reduction programs. During the six months ended June 30, 2009, the Company made payments of $1,253 in connection with these obligations.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 30, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,667	$2,303
Advertiser relationships	286,975	90,407	196,568
Customer relationships	8,941	1,320	7,621
Subscriber relationships	83,319	22,654	60,665
Trade name	5,493	1,282	4,211
Publication rights	345	54	291

Total	$390,043	$118,384	$271,659

Nonamortized intangible assets:
Goodwill	$14,361
Mastheads	36,692

Total	$51,053

	December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,262	$2,708
Advertiser relationships	455,568	76,787	378,781
Customer relationships	8,941	995	7,946
Subscriber relationships	123,452	19,039	104,413
Trade name	5,493	1,007	4,486
Publication rights	345	42	303

Total	$598,769	$100,132	$498,637

Nonamortized intangible assets:
Goodwill	$261,332
Mastheads	66,396

Total	$327,728

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.4 years for advertiser relationships, 13.8 years for customer relationships, 16.3 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and six months ended June 30, 2009 and 2008 was $9,386, $11,596, $18,777, $23,203, respectively. Estimated future amortization expense as of June 30, 2009 is as follows:

For the years ending December 31:
2009	$11,801
2010	23,574
2011	23,453
2012	23,140
2013	22,858
Thereafter	166,833

Total	$271,659

The changes in the carrying amount of goodwill for the period from January 1, 2009 to June 30, 2009 are as follows:

Balance at January 1, 2009	$261,332
Goodwill impairment on discontinued operations	(488)
Purchase and sale accounting adjustments	(509)
Goodwill impairment	(245,974)

Balance at June 30, 2009	$14,361

The date on which the Company’s annual impairment assessment is made is June 30.

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

As part of the annual impairment assessment, as of June 30, 2009, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment include multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions and declines in recent multiples, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. This analysis resulted in a reduction of the Company’s estimated fair value compared to prior impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $245,974 and a newspaper masthead impairment charge of $29,336 in the second quarter of 2009 based on this comparison of reporting unit carrying value to fair value. The Company considered the goodwill and masthead impairment to be an impairment indicator under SFAS No. 144 and performed an analysis of its undiscounted cash flow for amortizable intangibles. Due to reductions in operating projections within various reporting units, an impairment charge of $206,089 was recorded related to the Company’s advertiser and subscriber relationships.

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

As of June 30, 2009, a total of $670,000 was outstanding under the term loan facility, $250,000 was outstanding under the delayed draw term loan facility and no amounts were outstanding under the revolving credit facility. Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee is also payable on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility is also payable.

No principal payments are due on the term loan facilities or the revolving credit facility until the applicable maturity date. The Borrowers are required to prepay borrowings under the term loan facilities in an amount equal to 50.0% of Holdco’s Excess Cash Flow (as defined in the 2007 Credit Facility) earned during the previous fiscal year, except that no prepayments are required if the Total Leverage Ratio (as defined in the 2007 Credit Facility) is less than or equal to 6.0 to 1.0 at the end of such fiscal year. In addition, the Borrowers are required to prepay borrowings under the term loan facilities with asset disposition proceeds in excess of specified amounts to the extent necessary to cause Holdco’s Total Leverage Ratio to be less than or equal to 6.25 to 1.00, and with cash insurance proceeds and condemnation or expropriation awards, in excess of specified amounts, subject, in each case, to reinvestment rights. The Borrowers are required to prepay borrowings under the term loan facilities with the net proceeds of equity issuances by GateHouse Media in an amount equal to the lesser of (a) the amount by which 50.0% of the net cash proceeds exceeds the amount (if any) required to repay any credit facilities of GateHouse Media or (b) the amount of proceeds required to reduce Holdco’s Total Leverage Ratio to 6.0 to 1.0. The Borrowers are also required to prepay borrowings under the term loan facilities with 100% of the proceeds of debt issuances (with specified exceptions), except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facilities have been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facilities and the cash collateralization of letters of credit.

        The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at June 30, 2009 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provided that the Borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of June 30, 2009, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Second Amendment to 2007 Credit Facility

On February 3, 2009, the Company entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default under the Credit Agreement has occurred and is continuing or would result from such repurchases, (b) the sum of Unrestricted Cash and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20,000; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and the Company cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made.

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

As of June 30, 2009, a total of $1,195,000 was outstanding under the 2007 Credit Facility.

Note Payable

In connection with the acquisition of certain newspapers from Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. On May 1, 2009, the Company entered into a second amendment to the promissory note with Morris Publishing Group, which requires monthly payments of interest only from January through December of 2009. As of June 30, 2009, $11,538 was outstanding under this note, which includes a portion of the working capital settlement. A principal payment of $1,538 will also be due and payable on December 31, 2009. Beginning in January 2010, the Company must make monthly payments of interest and one-tenth of the principal balance then outstanding. The note is due and payable in full on October 15, 2010.

2008 Bridge Facility

On February 15, 2008, GateHouse Media Intermediate Holdco, Inc., a subsidiary of the Company (“Holdco II”), and the Company (collectively, the “Bridge Borrower”) entered into the 2008 Bridge Facility with Barclays Capital (“Barclays”). The 2008 Bridge Facility originally provided for a $20,600 term loan facility subject to extensions through August 15, 2009. The Bridge Facility is secured by a first priority security interest in all present and future capital stock of Holdco owned by Holdco II and all proceeds thereof.

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

First Waiver to 2008 Bridge Facility

On October 17, 2008, Holdco II entered into the First Waiver to the 2008 Bridge Facility. The First Waiver waived compliance by Holdco II with the Total Leverage Ratio (as defined in the 2008 Bridge Facility) covenant, for the quarter ended September 30, 2008. The Total Leverage Ratio was required to be no greater than 7.25 to 1.00.

Second Waiver and Amendment to 2008 Bridge Facility

On February 12, 2009, Holdco II entered into the Second Waiver and Amendment to the 2008 Bridge Facility. The Second Waiver and Amendment waived compliance by Holdco II with the Total Leverage Ratio Covenant for the quarter ended December 31, 2008. As mentioned above, the Second Waiver and Amendment also set the applicable margin for the 2008 Bridge Facility at 12.00% and established an amortization schedule for the outstanding balance due under the 2008 Bridge Facility to be paid by December 31, 2009. Monthly payments under the amortization schedule were to begin in May 2009.

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

Third Waiver to the 2008 Bridge Facility

On June 1, 2009, Holdco II entered into the Third Waiver to the 2008 Bridge Facility. The Third Waiver waived compliance by Holdco II with the obligation to pay the monthly payment due on May 31, 2009 in the principal amount of $1,500 until June 12, 2009.

Third Amendment to 2008 Bridge Facility

On June 12, 2009, Holdco II entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1,500 under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. The Bridge Borrower’s agreement to prepay the 2008 Bridge Facility in any month was amended to provide that the Bridge Borrower prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4,000, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days. As of June 30, 2009, a total of $15,500 was outstanding under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in long-term liabilities, net of current portion, and dividends of $992 are accrued as of June 30, 2009. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 41.8% of the Company’s outstanding Common Stock.

Compliance with Covenants

The Company currently is in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended, and the 2008 Bridge Facility, as amended. However, due to restrictive covenants and conditions within each of the facilities, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $418,000.

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings of $3,706 and $5,912 for the three and six months ending June 30, 2009, respectively. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

In thousands of dollars

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under SFAS No. 133
Interest rate swaps	Derivative Instruments	$46,160	Derivative Instruments	$34,957

Total derivatives		$46,160		$34,957

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended June 30, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate swaps	Loss on derivative instrument	$(3,706)	$(1,037)

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(13,014)	$52,992	Interest income/(expense)	$(11,060)	$(300)	Other income/(expense)	$66	$(737)

The Effect of Derivative Instruments on the Statement of Operations

for the Six Months Ended June 30, 2009 and 2008

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate swaps	Loss on derivative instrument	$(5,912)	$(1,756)

Derivatives in SFAS No. 133 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(12,201)	$8,397	Interest income/(expense)	$(22,882)	$(570)	Other income/(expense)	$998	$(1,186)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the three months ended June 30, 2008 the fair value of the swap increased by $11,708, net, of which $883 was recognized through earnings and a $7,661 decrease in fair value net of income taxes of $4,930, was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008 the fair value of the swap increased by $630, net, of which $1,429 was recognized through earnings and a $1,252 increase in fair value, net of income taxes of $807 was recognized through accumulated other comprehensive income. During the three and six months ended June 30, 2009, $2,349 and $4,187 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $7,135.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the three months ended June 30, 2008, the effective portion of the increase in fair value of the swap of $6,305, net of income taxes of $4,057, was recognized through accumulated other comprehensive income. During the six months ended June 30, 2008, the effective portion of the increase in fair value of the swap of $1,254, net of income taxes of $807 was recognized through accumulated other comprehensive income. During the three and six months ended June 30, 2009, $1,423 and $2,722 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $4,964.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended June 30, 2009, the fair value of the swap decreased by $2,163, of which $0 was recognized through earnings and $2,163 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2009, the fair value of the swap decreased by $1,876, net, of which $76 increase was recognized through earnings and a $1,952 decrease in fair value was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended June 30, 2009, the fair value of the swap decreased by $5,067, net, of which $30 was recognized through earnings and a $5,097 decrease in fair value was recognized through accumulated other comprehensive income. During the six months ended June 30, 2009, the fair value of the swap decreased by $4,382, net, of which $456 increase was recognized through earnings and a $4,838 decrease in fair value was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended June 30, 2009, the fair value of the swap decreased by $4,228, net, of which $36 was recognized through earnings and a $4,264 decrease in fair value was recognized through accumulated other comprehensive income. During the six months ended June 30, 2009, the fair value of the swap decreased by $3,663, net, of which $409 increase was recognized through earnings and a $4,072 decrease in fair value was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended June 30, 2009, the fair value of the swap decreased by $1,490, of which $0 was recognized through earnings and $1,490 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2009, the fair value of the swap decreased by $1,282, net, of which $57 increase was recognized through earnings and a $1,339 decrease in fair value was recognized through accumulated other comprehensive income.

A valuation allowance was established during the six months ended June 30, 2009 related to the increase in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $2,071 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of June 30, 2009 was $56,777.

(8) Related Party Transactions

  Fortress Investment Group, LLC

On May 9, 2005, FIF III, FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of FIF III (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of FIF III (the “Merger”). The Merger was completed on June 6, 2005.

As of June 30, 2009, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 41.8% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,195,000 2007 Credit Facility as of June 30, 2009. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $7,750 of the $15,500 2008 Bridge Facility as of June 30, 2009. These amounts were purchased directly from Barclays.

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

Gene A. Hall

On April 9, 2009, the Company sold certain of its assets relating to the business of operating and publishing Charles City Press, The Extra, The Northeast Iowa Shopper and New Hampton Tribune to an affiliate of Gene A. Hall for a purchase price of $1,925, subject to customary adjustments. The parties also entered into a transitional services agreement to provide such affiliate with certain services with respect to the acquired business for up to six months after the sale. Subject to the satisfaction of certain conditions by the Company, an additional parcel of real estate related to the acquired business will be sold to Mr. Hall’s affiliate for a purchase price of $75. Mr. Hall was an Executive Vice President of the Company up to the date of the sale.

(9) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2008. The Company concluded that during the six months of 2009, an increase to the valuation allowance of $178,375 would be necessary to offset additional deferred tax assets. Of this amount, a $175,529 increase was recognized through the income statement and $2,071 increase was recognized through accumulated other comprehensive income, and an increase of $775 was recognized through discontinued operations.

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

For the six months ended June 30, 2009, the expected Federal tax benefit at 34% is $178,769. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $152,439, the impairment of non-deductible goodwill for tax purposes of $26,242 and the tax effect related to non-deductible meals and entertainment of $88.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2005 tax year and beyond.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), effective January 1, 2007. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2008 and June 30, 2009, the Company had unrecognized tax benefits of approximately $4,726 and $5,041, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.

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

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$54	$21	$128	$103	$109	$42	$256	$229
Interest cost	316	94	322	144	631	188	645	391
Expected return on plan assets	(275)	—	(364)	—	(551)	—	(722)	—
Amortization of prior service cost	—	(111)	—	—	—	(222)	—	—
Amortization of unrecognized gain	32	—	—	—	64	—	—	—
Special termination benefits	—	—	—	—	—	—	69	—

Total	$127	$4	$86	$247	$253	$8	$248	$620

During the three and six months ended June 30, 2009 and 2008, the Company recognized a total of $131, $333, $261 and $868 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	6.2%	6.2%
Rate of increase in future compensation levels	3.0%	—%
Expected return on assets	8.0%	—%
Current year trend	—	8.5%
Ultimate year trend	—	5.5%
Year of ultimate trend	—	2013

(11) Assets Held for Sale

As of June 30, 2009 and December 31, 2008, the Company intended to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with SFAS No. 144.

The following table summarizes the major classes of assets and liabilities held for sale at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Long-term assets held for sale:
Property, plant and equipment, net	$10,633	$13,119

Total long-term assets held for sale	$10,633	$13,119

During the three and six months ended June 30, 2008 the Company recorded a charge to operations of $4,120 and $5,912 related to the impairment of property, plant and equipment which was classified as held for sale as of June 30, 2008, respectively. No such impairment charges were recorded during the three or six months ended June 30, 2009.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Liabilities
Derivatives as of December 31, 2008 (1)	$—	$—	$34,957	$34,957
Derivatives as of June 30, 2009 (1)	—	—	46,160	46,160

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s assumptions about the assumptions a market participant would use in pricing the derivative. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

During the first two quarters of 2008, the Company used level two inputs to calculate the fair value of its derivative instruments. When the Company’s credit rating was downgraded, these inputs were no longer available. Beginning in the third quarter of 2008, the Company began calculating the credit value adjustment based on unobservable inputs.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (level 3) for the six months ended June 30, 2009:

Derivative Liabilities
Balance as of December 31, 2008	$34,957
Total (gains) losses, net:
Included in earnings (or changes in net assets)	(998)
Included in other comprehensive income	12,201

Balance as of June 30, 2009	$46,160

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarter ended June 30, 2009, goodwill was written down to implied fair value and mastheads and certain amortizable intangibles were written down to fair value. The valuation techniques utilized to measure fair value are discussed in Note 5 above.

The following table summarizes the nonfinancial assets measured at fair value on a nonrecurring basis in the accompanying condensed consolidated balance sheet as of June 30, 2009:

	Fair Value Measurements as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Goodwill	—	—	$14,361	$14,361
Mastheads	—	—	36,692	36,692
Amortizable intangibles	—	—	72,565	72,565

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

        Included in cash and cash equivalents at June 30, 2009 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,197. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(14) Discontinued Operations

During the six months ended June 30, 2009, the Company discontinued a publication in Derby, Kansas. As a result, an impairment loss of $551 is included in loss from discontinued operations on the Statement of Operations for this period. Additionally, during the six months ended June 30, 2009, the Company completed its sale of four publications in Iowa for an aggregate sale price of $1,925. As a result, an impairment loss of $1,777 is included in loss from discontinued operations on the Statement of Operations for this period.

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

Our core products include:

•	89 daily newspapers with total paid circulation of approximately 777,000;

•	280 weekly newspapers (published up to three times per week) with total paid circulation of approximately 529,000 and total free circulation of approximately 958,000;

•	111 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.9 million;

•	over 250 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder.

As of June 30, 2009, Fortress beneficially owned approximately 41.8% of our outstanding common stock.

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

We have experienced recent declines in advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent declines in advertising revenue we have experienced are typical in a recessionary economy. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

Our operating costs consist primarily of compensation, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

Compensation represents just over 50% of our operating expenses. Beginning in 2008 and further enhanced in 2009, we initiated an effort to drive efficiencies and centralization of work throughout the organization. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past two years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for us to meet certain debt covenants and has eliminated the availability of additional borrowings under our revolving debt agreement. As a result of these trends management has implemented plans to reduce costs and preserve cash flow. This includes suspending the payment of cash dividends, the issuance of preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

We performed testing for impairment of goodwill and newspaper mastheads as of June 30, 2009, December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. Should general economic, market or business conditions continue to decline, and continue to have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

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

Over the past several years, the Company has grown substantially through acquisitions. The current economic environment and its resulting impact on the Company and credit markets has limited our ability to grow further through acquisitions in the near-term future. However, we are highly focused on integrating our prior acquisitions, realizing all synergy opportunities, reducing our overall costs structure to fit today’s revenue environment, de-levering opportunities and on strengthening the local market position we hold in our markets.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes our historical results of operations for the three and six months ended June 30, 2009 and 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Revenues:
Advertising	$107,742	$131,467	$202,114	$249,381
Circulation	35,363	36,453	70,999	71,652
Commercial printing and other	8,361	10,456	16,999	20,572

Total revenues	151,466	178,376	290,112	341,605
Operating costs and expenses:
Operating costs	85,701	96,040	174,151	191,148
Selling, general, and administrative	42,747	50,150	86,458	97,336
Depreciation and amortization	15,772	18,324	31,721	36,545
Integration and reorganization costs	1,052	1,603	1,800	4,205
Impairment of long-lived assets	206,089	102,518	206,095	102,518
Loss on sale of assets	22	212	186	206
Goodwill and mastheads impairment	275,310	333,554	275,310	333,554

Operating loss	(475,227)	(424,025)	(485,609)	(423,907)
Interest expense	15,526	23,217	32,919	47,633
Amortization of deferred financing costs	340	581	680	1,164
Loss on derivative instrument	3,706	1,037	5,912	1,756
Other (income) expense	(122)	21	673	34

Loss from continuing operations before income taxes	(494,677)	(448,881)	(525,793)	(474,494)
Income tax expense (benefit)	14	(15,787)	315	(13,316)

Loss from continuing operations	(494,691)	(433,094)	(526,108)	(461,178)

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Revenue. Total revenue for the three months ended June 30, 2009 decreased by $26.9 million or 15.1% to $151.5 million from $178.4 million for the three months ended June 30, 2008. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $23.7 million or 18.0% decrease in advertising revenue, a $1.1 million, or 3.0% decrease in circulation revenue and a $2.1 million, or 20.0% decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by decreases in classified advertising. The weak economy, particularly in the sectors of employment, automotive and real estate, has led to declining classified revenues across the country. Circulation revenue remained relatively stable with volume declines partially offset by price increases. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the three months ended June 30, 2009 decreased by $10.3 million, or 10.8%, to $85.7 million from $96.0 million for the three months ended June 30, 2008. The decrease in operating costs was primarily due to a decrease in compensation, newsprint and delivery/postage expenses of $4.6 million, $1.9 million and $2.0 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2009 decreased by $7.4 million, or 14.8%, to $42.7 million from $50.1 million three months ended June 30, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation and other office related expenses, of $4.7 million and $1.6 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2009 decreased by $2.6 million to $15.8 million from $18.4 million for the three months ended June 30, 2008. The decrease in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June and December of 2008.

Impairment of Long-Lived Assets. During the three months ended June 30, 2009 and 2008 we incurred a charge of $206.1 million and $102.5 million respectively, related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within various reporting units.

Goodwill and Mastheads Impairment. During the three months ended June 30, 2009 and 2008, we recorded a $275.3 million and $333.6 million, respectively, impairment on our goodwill and mastheads due to softening business conditions and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the three months ended June 30, 2009 decreased by $7.7 million, or 33.1%, to $15.5 million from $23.2 million for the three months ended June 30, 2008. The decrease was primarily due to declines in interest rates and their related impact on the unhedged portion of our debt position, as well as a decrease in our total outstanding debt.

Loss on Derivative Instrument. During the three months ended June 30, 2009 we recorded a net loss of $3.7 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

During the three months ended June 30, 2008 we recorded a loss of $1.0 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2009 was $0 compared to an income tax benefit of $15.8 million for the three months ended June 30, 2008. The change of $15.8 million was primarily due to an increase in our pre-tax loss, a change in the valuation allowance recognized, and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended June 30, 2009 was $494.7 million. Net loss from continuing operations for the three months ended June 30, 2008 was $433.1 million. Our net loss from continuing operations increased due to the factors noted above.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Revenue. Total revenue for the six months ended June 30, 2009 decreased by $51.5 million or 15.1% to $290.1 million from $341.6 million for the six months ended June 30, 2008. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $47.3 million or 19.0% decrease in advertising revenue, a $0.7 million, or 0.9% decrease in circulation revenue and a $3.6 million, or 17.4% decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by decreases in classified advertising. The weak economy, particularly in the sectors of employment, automotive and real estate, has led to declining classified revenues across the country. Circulation revenue remained relatively stable with volume decline partially offset by price increases. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the six months ended June 30, 2009 decreased by $17.0 million, or 8.9%, to $174.2 million from $191.2 million for the six months ended June 30, 2008. The decrease in operating costs was primarily due to a decrease in compensation, other office related expenses, newsprint and delivery of $9.0 million, $4.6 million, $1.6 million and $1.4 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2009 decreased by $10.9 million, or 11.2%, to $86.5 million from $97.4 million six months ended June 30, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation, other office related expenses and health insurance, of $6.4 million, $2.6 million, $0.8 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2009 decreased by $4.8 million to $31.7 million from $36.5 million for the six months ended June 30, 2008. The decrease in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June and December of 2008.

Impairment of Long-Lived Assets. During the six months ended June 30, 2009 and 2008 we incurred a charge of $206.1 million and $102.5 million respectively, related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within various reporting units.

Goodwill and Mastheads Impairment. During the six months ended June 30, 2009 and 2008, we recorded a $275.3 million and $333.6 million, respectively, impairment on our goodwill mastheads due to softening business conditions and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the six months ended June 30, 2009 decreased by $14.7 million, or 30.9%, to $32.9 million from $47.6 million for the six months ended June 30, 2008. The decrease was primarily due to declines in interest rates and their related impact on the unhedged portion of our debt position, as well as a decrease in our total outstanding debt.

Loss on Derivative Instrument. During the six months ended June 30, 2009 we recorded a net loss of $5.9 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

During the six months ended June 30, 2008 we recorded a loss of $1.8 million due to ineffectiveness related to several of our interest rate swaps, which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2009 was $0.3 million compared to an income tax benefit of $13.3 million for the six months ended June 30, 2008. The change of $13.6 million was primarily due to an increase in our pre-tax loss, a change in the valuation allowance recognized, and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended June 30, 2009 was $526.1 million. Net loss from continuing operations for the six months ended June 30, 2008 was $461.2 million. Our net loss from continuing operations increased due to the factors noted above.

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

On February 12, 2009, we amended the 2008 Bridge Facility and Barclays granted us a waiver from compliance with the total leverage ratio covenant for the quarter ended December 31, 2008. The amendment set the applicable margin for the Bridge Facility at 12.00% and eliminated the covenant requiring compliance with the Total Leverage Ratio (as such term is defined in the Bridge Facility) of such facility. The amendment also established an amortization schedule for the outstanding balance due which runs through December 31, 2009.

On June 1, 2009, we entered into the Third Waiver to the 2008 Bridge Facility. The Third Waiver waived compliance by Holdco II with the obligation to pay the monthly payment which was due on May 31, 2009 in the principal amount of $1,500,000 until June 12, 2009.

On June 12, 2009, we entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1,500,000 each under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. The agreement to prepay the 2008 Bridge Facility in any month was amended to provide that we prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4,000,000, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of June 30, 2009 we were in compliance with these covenants to the extent applicable. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows (in thousands).

	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash provided by operating activities	$3,075	$19,447
Cash provided by (used in) investing activities	2,923	(17,553)
Cash used in financing activities	(1,501)	(1,197)

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 30, 2009 and June 30, 2008.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2009 was $3.1 million, a decrease of $16.3 million when compared to $19.4 million of cash provided by operating activities for the six months ended June 30, 2008. This $16.3 million decrease was the result of a decrease in cash provided by working capital of $4.8 million and an increase in loss from continuing operations of $56.4 million, which were offset by an increase in non-cash charges of $44.8 million.

The $4.8 million decrease in cash provided by working capital for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 is primarily attributable to a decrease in accounts payable, which was partially offset by decreases in accounts receivable and inventory.

The $44.8 million increase in non-cash charges primarily consisted of an increase in impairment of long-lived assets of $100.0 million, a decrease in deferred income taxes of $13.4 million, an increase in net losses on derivative instruments of $4.2 million, which were partially offset by a decrease in goodwill and masthead impairment of $65.3 million, a decrease in depreciation and amortization of $5.8 million, a $0.5 million decrease in deferred financing costs, a $0.6 million decrease in non-cash interest expense, and a $0.5 million decrease in pension and other postretirement benefit obligations.

Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2009 was $2.9 million. During the six months ended June 30, 2009, we received $4.7 million from the sale of publications and other assets, which was partially offset by $0.3 million, net of cash acquired, used for acquisitions and $1.6 million used for capital expenditures.

Net cash used in investing activities for the six months ended June 30, 2008 was $17.6 million. During the six months ended June 30, 2008, we used $24.2 million, net of cash acquired, for acquisitions and $5.9 million for capital expenditures, which uses were partially offset by proceeds of $12.5 million from the sale of publications and other assets.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2009 was $1.5 million, which primarily resulted from $1.5 million repayment under the Barclays Credit Agreement.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2008 to June 30, 2009.

Accounts Receivable. Accounts receivable decreased $12.5 million from December 31, 2008 to June 30, 2009, of which $12.0 million relates to timing of cash collection and lower revenue recognized in 2009 compared to 2008, $0.5 million from assets sold and held for sale.

Property, Plant, and Equipment. Property, plant, and equipment decreased $12.1 million during the period from December 31, 2008 to June 30, 2009, of which $0.4 million relates to an impairment charge, $0.5 million relates to assets sold and held for sale, and depreciation of $13.0 million. These decreases in property, plant, and equipment were partially offset by $1.6 million that was used for capital expenditures.

Goodwill. Goodwill decreased $247.0 million from December 31, 2008 to June 30, 2009, of which $246.5 million relates to an impairment charge and assets sold and held for sale of $0.5 million

Intangible Assets. Intangible assets decreased $256.7 million from December 31, 2008 to June 30, 2009, of which $236.8 million relates to an impairment charge, $1.0 million relates to assets sold, and amortization of $18.8 million.

Short-term Debt. Short-term debt decreased $8.0 million from December 31, 2008 to June 30, 2009 due to a $1.5 million repayment and a reclassification of $6.5 million to long-term debt as a result of an amendment to the payment terms.

Accounts Payable. Accounts payable decreased $5.5 million from December 31, 2008 to June 30, 2009, which was primarily attributable to decreased operating expenses, the timing of vendor payments, and the timing of accounts payable cutoff.

Accrued Expenses. Accrued expenses increased $6.9 million from December 31, 2008 to June 30, 2009, of which $6.1 million is from an increase in payroll related expenses due to additional days accrued at June 30, 2009 compared to December 31, 2008, $0.6 million increase in preferred stock dividend payable, and a $0.4 million increase in accrued accounts payable due to timing of accounts payable cutoff. These increases in accrued expenses were partially offset by $0.4 million in purchase accounting adjustments from acquisitions in 2008.

Accrued Interest. Accrued interest decreased $4.6 million from December 31, 2008 to June 30, 2009 primarily attributable to a decrease in interest rates and a timing of interest payments, as a significant interest payment was due in the first three months of 2009.

Long-term Debt. Long-term debt increased $10.5 million from December 31, 2008 to June 30, 2009 due to the reclassification of $6.5 million of short-term debt and $4.0 million of short-term notes payable as a result of amendments to the payment terms.

Derivative Instruments. Derivative instruments increased $11.2 million from December 31, 2008 to June 30, 2009, due to changes in the fair value measurement of our interest rate swaps.

Other Comprehensive Income. Other comprehensive income increased $5.3 million from December 31, 2008 to June 30, 2009, which resulted from derivative amortization of $11.2 million which was offset by a loss on derivative instrument of $5.9 million.

Accumulated Deficit. Accumulated deficit increased $528.2 million from December 31, 2008 to June 30, 2009 from a net loss attributable to Gate House Media, of $528.2 million.

Contractual Commitments

The changes to our contractual commitments as of June 30, 2009 compared to December 31, 2008 relate to the amendments of our 2008 Bridge Facility and 2007 Credit Facility. For more information regarding these changes see Note 6 to our condensed consolidated financial statements.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009		Six months ended June 30, 2008
	(in thousands)
Loss from continuing operations	$(494,691)	$(433,094)	$(526,108)		$(461,178)
Income tax benefit	14	(15,787)	315		(13,316)
Loss on derivative instrument	3,706	1,037	5,912		1,756
Amortization of deferred financing costs	340	581	680		1,164
Write-off of financing costs	(2)	—	743		—
Interest expense	15,526	23,217	32,919		47,633
Impairment of long-lived assets	206,089	102,518	206,095		102,518
Depreciation and amortization	15,772	18,324	31,721		36,545
Goodwill and masthead impairment	275,310	333,554	275,310		333,554

Adjusted EBITDA from continuing operations	$22,064 (a)	$30,350 (b)	$27,587	(c)	$48,676 (d)

(a)	Adjusted EBITDA for the three months ended June 30, 2009 included net expenses of $2,967 which are one-time in nature or non-cash compensation. Included in these net expenses of $2,967 is non-cash compensation and other expense of $2,186, non-cash portion of postretirement benefits expense of $(293), integration and reorganization costs of $1,052 and a $22 loss on the sale of assets.

Adjusted EBITDA also does not include $20 from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended June 30, 2008 included net expenses of $5,932 which are one-time in nature or non-cash compensation. Included in these net expenses of $5,932 is non-cash compensation and other expense of $3,782, non-cash portion of postretirement benefits expense of $335, integration and reorganization costs of $1,603 and a $212 loss on the sale of assets.

Adjusted EBITDA also does not include $2,101 from our discontinued operations.

(c)	Adjusted EBITDA for the six months ended June 30, 2009 included net expenses of $6,700 which are one-time in nature or non-cash compensation. Included in these net expenses of $6,700 is non-cash compensation and other expense of $4,819, non-cash portion of postretirement benefits expense of $(153), integration and reorganization costs of $1,800, and a $234 loss on the sale of assets.

Adjusted EBITDA also does not include $125 from our discontinued operations.

(d)	Adjusted EBITDA for the six months ended June 30, 2008 included net expenses of $16,051 which are one-time in nature or non-cash compensation. Included in these net expenses of $16,051 is non-cash compensation and other expense of $10,747, non-cash portion of postretirement benefits expense of $893, integration and reorganization costs of $4,205, and a $206 loss on the sale of assets.

Adjusted EBITDA also does not include $3,331 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570 million. At June 30, 2009, after consideration of the interest rate swaps described below, $570 million of the remaining principal amount of our term loans are subject to floating interest rates.

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

At the Annual Meeting of Stockholders of Gatehouse Media, Inc. held on May 21, 2009 (the “Annual Meeting”), the holders of the Company’s Common Stock (the “Common Stock”), voting as a single class, re-elected Wesley R. Edens and Kevin M. Sheehan as Class III directors of the Company for a term that ends at the 2012 Annual Meeting. Continuing to serve as a Class I director until the 2010 Annual Meeting of Stockholders is Richard L. Friedman. Continuing to serve as Class II directors until the 2011 Annual Meeting of Stockholders are Burl Osborne and Michael E. Reed.

In addition, at the Annual Meeting, the holders of the Company’s Common Stock, voting together as a single class, voted to ratify the selection of Ernst & Young LLP, Certified Public Accountants, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Set forth below is the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable, as to each of the foregoing matters.

I. The results of the voting for the election for Class I Directors of the Company are as follows:

Nominee	Votes For	Authority Withheld
Wesley R. Edens	48,198,965	4,344,469
Kevin M. Sheehan	52,149,698	393,736

II. The selection of Ernst & Young LLP was ratified with the following votes:

Votes For	52,418,020
Votes Against	79,188
Votes Abstained	46,226

Item 5.	Other Information

On August 6, 2009, a cash bonus in the amount of $135,000 payable to Scott T. Champion, one of our named executive officers, was declared. It is anticipated that such bonus, which is intended to compensate Mr. Champion for personal income tax liabilities incurred by him resulting from the vesting of certain of his RSG’s, will be paid out in the third quarter of 2009.

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

GATEHOUSE MEDIA, INC.

Date: August 6, 2009	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer