Form 10-Q
period 2009-09-30
GateHouse Media, Inc.
filed 2009-11-05
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2009 58,109,221 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,513	$11,744
Accounts receivable, net of allowance for doubtful accounts of $4,356 and $6,024 at September 30, 2009 and December 31, 2008, respectively	63,472	75,274
Inventory	6,617	10,790
Prepaid expenses	4,750	4,576
Other current assets	3,789	3,808

Total current assets	91,141	106,192
Property, plant, and equipment, net of accumulated depreciation of $75,709 and $57,400 at September 30, 2009 and December 31, 2008, respectively	176,987	194,401
Goodwill	14,361	261,332
Intangible assets, net of accumulated amortization of $124,526 and $100,132 at September 30, 2009 and December 31, 2008, respectively	302,180	565,033
Deferred financing costs, net	6,035	7,055
Other assets	9,529	2,489
Long-term assets held for sale	1,433	13,119

Total assets	$601,666	$1,149,621

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term liabilities	$2,589	$1,879
Short-term note payable	—	11,538
Short-term debt	9,000	17,000
Accounts payable	8,341	20,378
Accrued expenses	31,576	31,395
Accrued interest	3,182	7,895
Deferred revenue	28,680	28,444

Total current liabilities	83,368	118,529
Long-term liabilities:
Long-term debt	1,197,000	1,195,000
Long-term liabilities, less current portion	16,441	16,658
Derivative instruments	40,583	34,957
Pension and other postretirement benefit obligations	13,086	13,555

Total liabilities	1,350,478	1,378,699

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2009; 58,313,868 and 58,213,868 shares issued, and 58,009,221 and 58,020,693 outstanding at September 30, 2009 and December 31, 2008, respectively	568	568
Additional paid-in capital	828,346	825,580
Accumulated other comprehensive loss	(47,765)	(51,604)
Accumulated deficit	(1,529,321)	(1,003,319)
Treasury stock, at cost, 204,647 and 193,175 shares at September 30, 2009 and December 31, 2008, respectively	(304)	(303)

Total GateHouse Media stockholders’ deficit	(748,476)	(229,078)
Noncontrolling interest	(336)	—

Total stockholders’ deficit	(748,812)	(229,078)

Total liabilities and stockholders’ deficit	$601,666	$1,149,621

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Revenues:
Advertising	$100,901	$122,979	$302,996	$372,087
Circulation	35,750	37,666	106,746	109,200
Commercial printing and other	8,282	9,891	25,281	30,462

Total revenues	144,933	170,536	435,023	511,749
Operating costs and expenses:
Operating costs	80,678	95,625	254,811	286,695
Selling, general, and administrative	38,618	46,889	124,993	144,090
Depreciation and amortization	12,053	16,693	43,774	53,238
Integration and reorganization costs	199	1,505	1,431	5,632
Impairment of long-lived assets	—	118	206,089	102,635
(Gain) loss on sale of assets	(606)	4	(420)	210
Goodwill and mastheads impairment	—	—	275,310	333,554

Operating income (loss)	13,991	9,702	(470,965)	(414,305)
Interest expense	15,727	21,587	49,214	69,220
Amortization of deferred financing costs	340	340	1,020	1,504
Gain on early extinguishment of debt	(7,538)	—	(7,538)	—
Loss on derivative instrument	3,552	3,769	9,465	5,525
Other (income) expense	(210)	(41)	462	(5)

Income (loss) from continuing operations before income taxes	2,120	(15,953)	(523,588)	(490,549)
Income tax expense (benefit)	(6)	(207)	308	(13,523)

Income (loss) from continuing operations	2,126	(15,746)	(523,896)	(477,026)
Loss from discontinued operations, net of income taxes	(78)	(2,759)	(2,442)	(13,520)

Net income (loss)	$2,048	$(18,505)	$(526,338)	$(490,546)
Net loss attributable to noncontrolling interest	$114	$—	$336	$—

Net income (loss) attributable to GateHouse Media	$2,162	$(18,505)	$(526,002)	$(490,546)

Income (loss) per share:
Basic and diluted:
Income (loss) from continuing operations attributable to GateHouse Media	$0.04	$(0.28)	$(9.12)	$(8.36)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	$—	(0.05)	$(0.04)	(0.24)

Net income (loss) attributable to GateHouse Media	$0.04	$(0.33)	$(9.16)	$(8.60)

Dividends declared per share	$—	$—	$—	$0.20
Basic weighted average shares outstanding	57,478,622	57,110,077	57,380,638	57,034,723

Diluted weighted average shares outstanding	57,478,622	57,110,077	57,380,638	57,034,723

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary	Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2009	58,213,868	$568	$825,580	$(51,604)	$(1,003,319)	193,175	$(303)	$—	$(229,078)
Comprehensive loss:
Net loss	—	—	—	—	(526,002)	—	—	(336)	(526,338)
Gain on derivative instruments, net of income taxes of $0	—	—	—	3,839	—	—	—	—	3,839

Comprehensive loss	—							—	(522,499)
Restricted share grants	100,000	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	2,766	—	—	—	—	—	2,766
Purchase of treasury stock	—	—	—	—	—	11,472	(1)	—	(1)

Balance at September 30, 2009	58,313,868	$568	$828,346	$(47,765)	$(1,529,321)	204,647	$(304)	$(336)	$(748,812)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash flows from operating activities:
Net loss	$(526,338)	$(490,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,843	54,845
Amortization of deferred financing costs	1,020	1,504
Loss on derivative instrument	9,465	5,525
Non-cash compensation expense	2,766	2,942
Deferred income taxes	—	(13,375)
(Gain) loss on sale of assets	(420)	210
Gain on early extinguishment of debt	(7,538)	—
Pension and other postretirement benefit obligations	(302)	(581)
Non-cash interest expense	—	618
Impairment of long-lived assets	208,459	111,932
Goodwill and masthead impairment	275,310	340,575
Changes in assets and liabilities, net of sales/acquisitions:
Accounts receivable, net	11,317	10,936
Inventory	4,136	(1,642)
Prepaid expenses	(218)	317
Other assets	(3,699)	(19)
Accounts payable	(12,037)	4,842
Accrued expenses	(140)	(3,006)
Accrued interest	(4,713)	(2,069)
Deferred revenue	391	(114)
Other long-term liabilities	638	(628)

Net cash provided by operating activities	1,940	22,266

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,964)	(7,541)
Proceeds from sale of publications and other assets	11,069	45,700
Acquisitions, net of cash acquired	(275)	(25,611)

Net cash provided by investing activities	8,830	12,548

Cash flows from financing activities:
Payment of debt issuance costs	—	(6)
Borrowings under term loans	—	19,505
Repayments under short-term debt	(6,000)	—
Repayments under short-term note payable	(4,000)	(19,517)
Borrowings under revolving credit facility	—	39,700
Repayments under revolving credit facility	—	(50,700)
Purchase of treasury stock	(1)	(67)
Payment of dividends	—	(34,731)
Issuance of subsidiary preferred stock	—	11,500
Payment of subsidiary preferred stock issuance costs	—	(176)

Net cash used in financing activities	(10,001)	(34,492)

Net increase in cash and cash equivalents	769	322
Cash and cash equivalents at beginning of period	11,744	12,096

Cash and cash equivalents at end of period	$12,513	$12,418

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

On January 1, 2009, the Company adopted guidance now codified as FASB ASC Topic 810 “Consolidation,” which changed the presentation requirements for noncontrolling (minority) interests.

The Company evaluated subsequent events through November 5, 2009, the date the Company issued the financial statements.

Total Comprehensive income for the three months ended September 30, 2009 was $11,177. Total Comprehensive loss for the three months ended September 30, 2008 was $16,303. Comprehensive loss for the nine months ended September 30, 2009 and 2008 were $522,499 and $479,436 respectively.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past two years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for the Company to meet certain debt covenants and has eliminated the availability of additional borrowings under its revolving debt agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow. This has included suspending the payment of cash dividends, the issuance of subsidiary preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the potential sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in its business and ensure its future success and provide sufficient cash flow to enable the Company to meet its commitments for the next twelve months.

Effective October 24, 2008, the New York Stock Exchange delisted the Company’s common stock. The Company’s common stock is currently quoted in the over-the-counter market under the trading symbol “GHSE”.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 105 “Generally Accepted Accounting Principles” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. Pursuant to the Codification, all other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for its quarter ending September 30, 2009. There was no change to the Company’s Consolidated Financial Statements due to the implementation of the Codification.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events.” This Statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009 and the Company’s financial statements were not impacted.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825 “Financial Instruments” (“ASC 825”), which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This ASC 825 requires those disclosures in summarized financial information at interim reporting periods. The Company adopted the provisions of ASC 825 during the three months ended June 30, 2009. See Note 8 of the condensed consolidated financial statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $740, $819, $2,766 and $2,952 during the three and nine months ended September 30, 2009 and 2008, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2009 was $2,764, which is expected to be recognized over a weighted average period of 1.6 years through April 2013.

Restricted Share Grants (“RSGs”)

Prior to the Company’s initial public offering (“IPO”) in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the nine months ended September 30, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of September 30, 2009 and 2008, there were 630,026 and 974,843 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $11.06 and $13.13, respectively. As of September 30, 2009, the aggregate intrinsic value of unvested RSGs was $113. During the nine months ended September 30, 2009, the aggregate fair value of vested RSGs was $63.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2008	868,492	$12.54
Granted	100,000	0.06
Vested	(333,420)	11.58
Forfeited	(5,046)	12.88

Unvested at September 30, 2009	630,026	11.06

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

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

(5) Restructuring

Over the past several years we have engaged in a series of individual restructuring programs, primarily to right size the Company’s employee base and consolidate facilities. These initiatives impact all of the Company’s geographic regions and are often dictated by union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended December 31, 2008 and the nine months ended September 30, 2009 is outlined below.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2007	$1,650	$41	$1,691
Acquisition related restructuring provision included as a liability on the opening balance sheet	240	—	240
Reversals of prior acquisition related restructuring provision included as a liability on the opening balance sheet	(472)	—	(472)
Restructuring provision included in Integration and Reorganization	3,659	1,741	5,400
Reversals of prior accruals included in Integration and Reorganization	(151)	(10)	(161)
Cash payments	(4,310)	(1,716)	(6,026)

Balance at December 31, 2008	$616	$56	$672
Restructuring provision included in Integration and Reorganization	1,236	112	1,348
Reversals of prior accruals included in Integration and Reorganization	(55)	—	(55)
Cash payments	(1,695)	(85)	(1,780)

Balance at September 30, 2009	$102	$83	$185

(1)	Other costs primarily included costs to consolidate operations.

As of September 30, 2009, the accrued restructuring balance related to acquisitions was $0.

(6) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,868	$2,102
Advertiser relationships	286,946	94,810	192,136
Customer relationships	8,941	1,483	7,458
Subscriber relationships	83,319	23,887	59,432
Trade name	5,493	1,419	4,074
Publication rights	345	59	286

Total	$390,014	$124,526	$265,488

Nonamortized intangible assets:
Goodwill	$14,361
Mastheads	36,692

Total	$51,053

	December 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,262	$2,708
Advertiser relationships	455,568	76,787	378,781
Customer relationships	8,941	995	7,946
Subscriber relationships	123,452	19,039	104,413
Trade name	5,493	1,007	4,486
Publication rights	345	42	303

Total	$598,769	$100,132	$498,637

Nonamortized intangible assets:
Goodwill	$261,332
Mastheads	66,396

Total	$327,728

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.0 years for advertiser relationships, 13.8 years for customer relationships, 16.5 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and nine months ended September 30, 2009 and 2008 was $6,149, $9,740, $24,926, $32,943, respectively. Estimated future amortization expense as of September 30, 2009 is as follows:

For the years ending December 31:
2009	$6,145
2010	24,558
2011	24,435
2012	24,126
2013	23,844
Thereafter	162,380

Total	$265,488

The changes in the carrying amount of goodwill for the period from January 1, 2009 to September 30, 2009 are as follows:

Balance at January 1, 2009	$261,332
Goodwill impairment on discontinued operations	(488)
Purchase and sale accounting adjustments	(509)
Goodwill impairment	(245,974)

Balance at September 30, 2009	$14,361

The date on which the Company’s annual impairment assessment is made is June 30.

As part of the annual impairment assessment, as of June 30, 2008, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. While this method was consistent with the June 30, 2007 and December 31, 2007, impairment analysis, revenue declines, increased volatility of operating performance and decreased market capitalization, resulted in a reduction of the Company’s estimated fair value between the June 30, 2007, December 31, 2007 and June 30, 2008, impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $299,153 and a newspaper masthead impairment charge of $41,422 in the second quarter of 2008 based on this comparison of reporting unit carrying value to fair value. During the third quarter of 2008, the Company sold certain publications, and as a result a total of $4,479 of goodwill and masthead impairment has been reclassified to discontinued operations. The Company considered the goodwill and masthead impairment to be an impairment indicator under FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), and performed an analysis of its undiscounted cash flows for amortizable intangibles. Due to reductions in operating projections within the Company’s Northeast reporting unit, an impairment charge of $102,517 was recorded related to the Company’s advertiser and subscriber relationships.

As of September 30, 2008, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

As of December 31, 2008, the Company reviewed the impairment indicators within FASB ASC Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”) and determined that an impairment analysis should be performed for all reporting units due to the reduction of estimated future cash flows and decline in market transaction multiples, primarily experienced during the fourth quarter of 2008.

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

The Company considered the goodwill and masthead impairment to be an impairment indicator under ASC 360 and performed an analysis of its undiscounted cash flows for amortizable intangibles. Due to reductions in operating projections within certain of the Company’s reporting units, an impairment charge of $20,608 was recorded related to the Company’s advertiser relationships in the fourth quarter of 2008.

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

As part of the annual impairment assessment, as of June 30, 2009, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment include multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions and declines in recent multiples, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. This analysis resulted in a reduction of the Company’s estimated fair value compared to prior impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $245,974 and a newspaper masthead impairment charge of $29,336 in the second quarter of 2009 based on this comparison of reporting unit carrying value to fair value. The Company considered the goodwill and masthead impairment to be an impairment indicator under ASC 360 and performed an analysis of its undiscounted cash flow for amortizable intangibles. Due to reductions in operating projections within various reporting units, an impairment charge of $206,089 was recorded related to the Company’s advertiser and subscriber relationships.

As of September 30, 2009, a review of impairment indicators was performed with the Company noting that conditions regarding its financial results and forecast had not changed since June 30, 2009 impairment test and its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(7) Indebtedness

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

The 2007 Credit Facility, prior to execution of the Second Amendment (defined below), provided for a; (a) $670,000 term loan facility that matures on August 28, 2014; (b) a delayed draw term loan facility of up to $250,000 that matures on August 28, 2014, and (c) a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility, that matures on February 28, 2014. The borrowers used the proceeds of the 2007 Credit Facility to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility is secured by a first priority security interest in (a) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries, (b) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (c) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the 2007 Credit Facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

As of September 30, 2009, a total of $670,000 was outstanding under the term loan facility, $250,000 was outstanding under the delayed draw term loan facility and no amounts were outstanding under the revolving credit facility. Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee is also payable on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility is also payable.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at September 30, 2009 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provided that the Borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of September 30, 2009, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

In conjunction with the Second Amendment, the Company incurred and expensed approximately $550 of fees. The existing unamortized deferred financing fees that should be written off, in accordance with FASB ASC Topic 855, “Debt”, as a result of the decrease in borrowing capacity were not significant. The Company determined that the approximate net impact of $400 was immaterial and as a result the Company expensed the $550 of new fees and continue to amortize the existing deferred financing fees.

As of September 30, 2009, a total of $1,195,000 was outstanding under the 2007 Credit Facility.

Note Payable

In connection with the acquisition of certain newspapers from Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. On May 1, 2009, the Company entered into a second amendment to the promissory note with Morris Publishing Group, which requires monthly payments of interest only from January through December of 2009. On September 25, 2009, the Company entered into an accommodation agreement and release with Morris Publishing Group, which extinguished the promissory note for $4,000. As of September 30, 2009, the Company recognized a gain on early extinguishment of this debt in the amount of $7,538.

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

Third Amendment to 2008 Bridge Facility

On June 12, 2009, Holdco II entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1,500 under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. As a result of the prepayment of a portion of the 2008 Bridge Facility the final payment has been accelerated to December 2010. The Bridge Borrower’s agreement to prepay the 2008 Bridge Facility in any month was amended to provide that the Bridge Borrower prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4,000, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days. As of September 30, 2009, a total of $11,000 was outstanding under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in long-term liabilities, net of current portion, and dividends of $1,279 are accrued as of September 30, 2009. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.9% of the Company’s outstanding Common Stock.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $616,000.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Payment Schedule

As of September 30, 2009, scheduled principal payments of outstanding debt are as follows:

2009	$3,000
2010	8,000
2011	—
2012	—
2013	—
2014 and thereafter	1,195,000

$1,206,000
Less: Short-Term Debt	9,000

Long-Term Debt	$1,197,000

(8) Derivative Instruments

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$40,583	Derivative Instruments	$34,957

Total derivatives		$40,583		$34,957

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended September 30, 2009 and 2008

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate swaps	Loss on derivative instrument	$(3,552)	$(3,769)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$5,577	$(428)	Interest income/ (expense)	$(11,131)	$(2,633)	Other income/ (expense)	—	$(1,137)

The Effect of Derivative Instruments on the Statement of Operations

for the Nine Months Ended September 30, 2009 and 2008

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate swaps	Loss on derivative instrument	$(9,465)	$(5,526)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(6,624)	$7,969	Interest income/ (expense)	$(34,013)	$(3,202)	Other income/ (expense)	$998	$(2,323)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the period from July 1, 2008 to August 18, 2008, the fair value of the swap decreased by $3,378, net, of which $954 was recognized through earnings and a $1,474 decrease in fair value, net of income taxes of $950 was recognized through accumulated other comprehensive income. During the period from January 1, 2008 to August 18, 2008, the fair value of the swap decreased by $2,748, net, of which $2,383 was recognized through earnings and a $222 decrease in fair value, net of income taxes of $143 was recognized through accumulated other comprehensive income. During the three and nine months ended September 30, 2009, $2,173 and $6,361 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $5,866.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the period from July 1, 2008 to August 18, 2008, the effective portion of the decrease in fair value of the swap of $1,580, net of income taxes of $1,017, was recognized through accumulated other comprehensive income. During the period from January 1, 2008 to August 18, 2008, the effective portion of the decrease in fair value of the swap of $326, net of income taxes of $210 was recognized through accumulated other comprehensive income. During the three and nine months ended September 30, 2009, $1,379 and $4,102 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $4,573.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended September 30, 2009, the fair value of the swap increased by $986, of which $0 was recognized through earnings and $986 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2009, the fair value of the swap decreased by $890, net, of which $76 increase was recognized through earnings and a $966 decrease in fair value was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended September 30, 2009, the fair value of the swap increased by $2,105, net, of which $0 was recognized through earnings and $2,105 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2009, the fair value of the swap decreased by $2,277, net, of which $456 increase was recognized through earnings and a $2,733 decrease in fair value was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended September 30, 2009, the fair value of the swap increased by $1,868, net, of which $0 was recognized through earnings and $1,868 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2009, the fair value of the swap decreased by $1,795, net, of which $409 increase was recognized through earnings and a $2,204 decrease in fair value was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended September 30, 2009, the fair value of the swap increased by $618, of which $0 was recognized through earnings and $618 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2009, the fair value of the swap decreased by $664, net, of which $57 increase was recognized through earnings and a $721 decrease in fair value was recognized through accumulated other comprehensive income.

A valuation allowance was established during the nine months ended September 30, 2009 related to the decrease in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $1,503 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of September 30, 2009 was $47,647.

(9) Related Party Transactions

Fortress Investment Group, LLC

On May 9, 2005, FIF III, FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of FIF III (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of FIF III (the “Merger”). The Merger was completed on June 6, 2005.

As of September 30, 2009, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.9% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,195,000 2007 Credit Facility as of September 30, 2009. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $4,750 of the $11,000 2008 Bridge Facility as of September 30, 2009. These amounts were purchased directly from Barclays.

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

Pursuant to the Investor Rights Agreement, the Company has granted FIF III, for so long as it or its permitted transferees beneficially own an amount of the Company’s common stock at least equal to 5% or more of the Company’s common stock issued and outstanding immediately after the consummation of its IPO (a “Registrable Amount”), “demand” registration rights that allow FIF III at any time to request that the Company register under the Securities Act of 1933, as amended, an amount equal to or greater than a Registrable Amount (as defined in the Investor Rights Agreement). Parent is entitled to an aggregate of four demand registrations. The Company is not required to maintain the effectiveness of the registration statement for more than 60 days. The Company is also not required to effect any demand registration within nine months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights and which included at least 50% of the securities requested by the requestor to be included. The Company is not obligated to grant a request for a demand registration within four months of any other demand registration and may refuse a request for demand registration if, in the Company’s reasonable judgment, it is not feasible for the Company to proceed with the registration because of the unavailability of audited financial statements.

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

Gene A. Hall

On April 9, 2009, the Company sold certain of its assets relating to the business of operating and publishing Charles City Press, The Extra, The Northeast Iowa Shopper and New Hampton Tribune to an affiliate of Gene A. Hall for a purchase price of $1,925, subject to customary adjustments. The parties also entered into a transitional services agreement to provide such affiliate with certain

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

services with respect to the acquired business for up to nine months after the sale. Subject to the satisfaction of certain conditions by the Company, an additional parcel of real estate related to the acquired business will be sold to Mr. Hall’s affiliate for a purchase price of $75 and was subsequently sold in October. Mr. Hall was an Executive Vice President of the Company up to the date of the sale.

(10) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. FASB ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2008. The Company concluded that during the nine months of 2009, an increase to the valuation allowance of $173,526 would be necessary to offset additional deferred tax assets. Of this amount, a $174,199 increase was recognized through the income statement and $1,503 decrease was recognized through accumulated other comprehensive income, and an increase of $830 was recognized through discontinued operations.

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

For the nine months ended September 30, 2009, the expected Federal tax benefit at 34% is $178,020. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $151,263, the impairment of non-deductible goodwill for tax purposes of $26,679 and the tax effect related to non-deductible meals and entertainment of $78.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2005 tax year and beyond.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”), effective January 1, 2007 and now codified as ASC 740. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2008 and September 30, 2009, the Company had unrecognized tax benefits of approximately $4,726 and $5,034, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on the Company’s best estimate of the ultimate settlement. At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities should be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized should be adjusted. Effective January 1, 2009, in accordance with the provisions of FASB ASC Topic 805, “Business Combinations”, the effect of those adjustments is recognized in earnings.

(11) Pension and Postretirement Benefits

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of Net Periodic Benefit Costs:
Service cost	$54	$21	$128	$121	$163	$63	$384	$350
Interest cost	316	94	323	246	947	282	968	637
Expected return on plan assets	(275)	—	(378)	—	(826)	—	(1,100)	—
Amortization of prior service cost	—	(111)	—	—	—	(333)	—	—
Amortization of unrecognized gain	32	—	—	—	96	—	—	—
Special termination benefits	—	—	—	—	—	—	69	—

Total	$127	$4	$73	$367	$380	$12	$321	$987

During the three and nine months ended September 30, 2009 and 2008, the Company recognized a total of $131, $440, $392 and $1,308 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	6.2%	6.2%
Rate of increase in future compensation levels	3.0%	—%
Expected return on assets	8.0%	—%
Current year trend	—	8.5%
Ultimate year trend	—	5.5%
Year of ultimate trend	—	2013

(12) Assets Held for Sale

As of September 30, 2009 and December 31, 2008, the Company intended to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Long-term assets held for sale:
Property, plant and equipment, net	$1,433	$13,119

Total long-term assets held for sale	$1,433	$13,119

During the three and nine months ended September 30, 2008 the Company recorded a charge to operations of $117 and $117 related to the impairment of property, plant and equipment which was classified as held for sale as of September 30, 2008, respectively. No such impairment charges were recorded during the three or nine months ended September 30, 2009.

During the third quarter of 2009, the Company sold land located in Quincy, Massachusetts for an aggregate sale price of $10,575, $7,075 of cash and $3,500 in the form of a note receivable. The note calls for a balloon payment on August 14, 2012, and incurs interest at a rate of 5% in year 1, 7% in year 2 and 9% in year 3. This land was previously included in Long-term assets held for sale at a value of $9,200. A gain of $591, net of expenses incurred, was recognized on this sale. The note receivable is included in other assets within the Company’s financial statement in the amount of $3,500. The Company reviewed the present value of anticipated future cash flows and determined the face value approximates fair value for the note receivable.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

(13) Fair Value Measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Liabilities
Derivatives as of December 31, 2008 (1)	$—	$—	$34,957	$34,957
Derivatives as of September 30, 2009 (1)	—	—	40,583	40,583

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s assumptions about the assumptions a market participant would use in pricing the derivative. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

During the first two quarters of 2008, the Company used level two inputs to calculate the fair value of its derivative instruments. When the Company’s credit rating was downgraded, these inputs were no longer available. Beginning in the third quarter of 2008, the Company began calculating the credit value adjustment based on unobservable inputs.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (level 3) for the nine months ended September 30, 2009:

Derivative Liabilities
Balance as of December 31, 2008	$34,957
Total (gains) losses, net:
Included in earnings (or changes in net assets)	(998)
Included in other comprehensive income	6,624

Balance as of September 30, 2009	$40,583

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarter ended June 30, 2009, goodwill was written down to implied fair value and mastheads and certain amortizable intangibles were written down to fair value. The valuation techniques utilized to measure fair value are discussed in Note 6 above.

The following table summarizes the nonfinancial assets measured at fair value on a nonrecurring basis during 2009 in the accompanying condensed consolidated balance sheet, these amounts relate to our June 30, 2009 annual impairment review:

	Fair Value Measurements as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Goodwill	—	—	$14,361	$14,361
Mastheads	—	—	36,692	36,692
Amortizable intangibles	—	—	72,565	72,565

(14) Commitments and Contingencies

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

Included in cash and cash equivalents at September 30, 2009 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,197. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(15) Discontinued Operations

During the nine months ended September 30, 2009, the Company discontinued a publication in Derby, Kansas. As a result, an impairment loss of $551 is included in loss from discontinued operations on the Statement of Operations for this period. Additionally, during the nine months ended September 30, 2009, the Company completed its sale of four publications in Iowa for an aggregate sale price of $1,925. As a result, an impairment loss of $1,777 is included in loss from discontinued operations on the Statement of Operations for this period. Also during the nine months ended September 30, 2009, the Company discontinued an on-line only publication in Kansas. As a result, an impairment loss of $32 is included in loss from discontinued operations on the Statement of Operations for this period.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 479 community publications, more than 250 related websites, and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	88 daily newspapers with total paid circulation of approximately 756,000;

•	280 weekly newspapers (published up to three times per week) with total paid circulation of approximately 510,000 and total free circulation of approximately 974,000;

•	111 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.7 million;

•	over 250 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

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

As of September 30, 2009, Fortress beneficially owned approximately 39.9% of our outstanding common stock.

Recent Developments

The newspaper industry as a whole and the Company have experienced declining same store revenue over the past two years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for us to meet certain debt covenants and has eliminated the availability of additional borrowings under our revolving debt agreement. As a result of these trends management has implemented plans to reduce costs and preserve cash flow. This includes suspending the payment of cash dividends, the issuance of preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

During 2008, our credit rating was downgraded to be rated below-investment grade by both Standard & Poor’s and Moody’s Investors Service and was further downgraded in 2009. Any future long-term borrowing or the extension or replacement of our short-term borrowing will reflect the negative impact of these ratings, increase our borrowing costs, limit our financing options and subject us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing cost, subject us to more onerous borrowing terms and reduce or eliminate our borrowing flexibility in the future.

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

Results of Operations

The following table summarizes our historical results of operations for the three and nine months ended September 30, 2009 and 2008.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Revenues:
Advertising	$100,901	$122,979	$302,996	$372,087
Circulation	35,750	37,666	106,746	109,200
Commercial printing and other	8,282	9,891	25,281	30,462

Total revenues	144,933	170,536	435,023	511,749
Operating costs and expenses:
Operating costs	80,678	95,625	254,811	286,695
Selling, general, and administrative	38,618	46,889	124,993	144,090
Depreciation and amortization	12,053	16,693	43,774	53,238
Integration and reorganization costs	199	1,505	1,431	5,632
Impairment of long-lived assets	—	118	206,089	102,635
(Gain) loss on sale of assets	(606)	4	(420)	210
Goodwill and mastheads impairment	—	—	275,310	333,554

Operating income (loss)	13,991	9,702	(470,965)	(414,305)
Interest expense	15,727	21,587	49,214	69,220
Amortization of deferred financing costs	340	340	1,020	1,504
(Gain) loss on early extinguishment of debt	(7,538)	—	(7,538)	—
Loss on derivative instrument	3,552	3,769	9,465	5,525
Other (income) expense	(210)	(41)	462	(5)

Income (loss) from continuing operations before income taxes	2,120	(15,953)	(523,588)	(490,549)
Income tax expense (benefit)	(6)	(207)	308	(13,523)

Income (loss) from continuing operations	2,126	(15,746)	(523,896)	(477,026)

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Revenue. Total revenue for the three months ended September 30, 2009 decreased by $25.6 million, or 15.0% to $144.9 million from $170.5 million for the three months ended September 30, 2008. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $22.1 million, or 18.0%, decrease in advertising revenue, a $1.9 million, or 5.1%, decrease in circulation revenue and a $1.6 million, or 16.3%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by decreases in classified advertising. The weak economy, particularly in the sectors of employment, automotive and real estate, has led to declining classified revenues across the country. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the three months ended September 30, 2009 decreased by $14.9 million, or 15.6%, to $80.7 million from $95.6 million for the three months ended September 30, 2008. The decrease in operating costs was primarily due to a decrease in compensation, newsprint, external printing, delivery, postage, supplies and utility expenses of $5.2 million, $5.3 million, $1.6 million, $1.2 million, $0.6 million, $0.4 million and $0.3 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2009 decreased by $8.3 million, or 17.6%, to $38.6 million from $46.9 million three months ended September 30, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation, health insurance, other office related expenses, consulting and professional fees, outside services and pension expenses of $3.5 million, $1.9 million, $1.6 million, $0.5 million, $0.4 million and $0.4 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2009 decreased by $4.6 million to $12.1 million from $16.7 million for the three months ended September 30, 2008. The decrease of $4.6 million in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June 2009 and December of 2008.

Interest Expense. Total interest expense for the three months ended September 30, 2009 decreased by $5.9 million, or 27.1%, to $15.7 million from $21.6 million for the three months ended September 30, 2008. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, as well as a decrease in our total outstanding debt.

Gain on Early Extinguishment of Debt. During the three months ended September 30, 2009 we recorded a gain of $7.5 million due to the early extinguishment of short term note payable.

Unrealized Loss on Derivative Instrument. During the three months ended September 30, 2009 we recorded a net loss of $3.6 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008.

During the three months ended September 30, 2008 we recorded a loss of $3.8 million due to ineffectiveness related to several of our interest rate swaps which were entered into in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Net Income (Loss) from Continuing Operations. Net income from continuing operations for the three months ended September 30, 2009 was $2.1 million. Net loss from continuing operations for the three months ended September 30, 2008 was $15.7 million. Our net loss from continuing operations decreased due to the factors noted above.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Revenue. Total revenue for the nine months ended September 30, 2009 decreased by $76.7 million, or 15.0%, to $435.0 million from $511.7 million for the nine months ended September 30, 2008. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $69.1 million, or 18.6%, decrease in advertising revenue, a $2.4 million, or 2.2%, decrease in circulation revenue and a $5.2 million, or 17.0%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by decreases in classified advertising. The weak economy, particularly in the sectors of employment, automotive and real estate, has led to declining classified revenues across the country. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the nine months ended September 30, 2009 decreased by $31.9 million, or 11.1%, to $254.8 million from $286.7 million for the nine months ended September 30, 2008. The decrease in operating costs was primarily due to a decrease in compensation, newsprint, external printing, delivery, postage, supplies and utility expenses of $14.1 million, $6.9 million, $2.8 million, $2.6 million, $2.3 million, $2.0 million and $0.9 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased by $19.1 million, or 13.3%, to $125.0 million from $144.1 million for the nine months ended September 30, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation, other office related expenses, health insurance, pension, outside services and consulting and professional expenses of $9.9 million, $4.2 million, $2.7 million, $1.0 million, $0.8 million and $0.5 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2009 decreased by $9.4 million to $43.8 million from $53.2 million for the nine months ended September 30, 2008. The decrease of $9.4 million in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June and December of 2008 and June 2009.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2009 and 2008 we incurred a charge of $206.1 million and $102.6 million respectively, related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units.

Goodwill and Mastheads Impairment. During the nine months ended September 30, 2009 and 2008, we recorded a $275.3 million and $333.6 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the second quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the nine months ended September 30, 2009 decreased by $20.0 million, or 28.9%, to $49.2 million from $69.2 million for the nine months ended September 30, 2008. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, as well as a decrease in our total outstanding debt.

Gain on Early Extinguishment of Debt. During the nine months ended September 30, 2009 we recorded a gain of $7.5 million due to the early extinguishment of short term debt and notes payable.

Unrealized Loss on Derivative Instrument. During the nine months ended September 30, 2009 we recorded a net loss of $9.5 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

During the nine months ended September 30, 2008 we recorded a loss of $5.5 million due to ineffectiveness related to several of our interest rate swaps, which were entered into in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2009 was $0.3 million compared to an income tax benefit of $13.5 million for the nine months ended September 30, 2008. The change of $13.8 million was primarily due to an increase in our pre-tax loss, a change in the valuation allowance recognized, and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 30, 2009 was $523.9 million. Net loss from continuing operations for the nine months ended September 30, 2008 was $477.0 million. Our net loss from continuing operations increased due to the factors noted above.

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

In accordance with the First Amendment, the rate on the previously existing borrowings of $920.0 million was changed to bear interest at LIBOR + 2.00% or the Alternate Base Rate + 1.00% depending upon the designation of the borrowing. The terms of the previously outstanding borrowings were also modified to include a 1.00% premium if the debt is called within one year and an interest feature that grants the previously outstanding debt an interest rate of 0.25% below the highest rate of any borrowing under the 2007 Credit Facility.

On February 15, 2008, we entered into our 2008 Bridge Facility with Barclays, as syndication agent, sole arranger and book runner. The 2008 Bridge Facility provided for a $20.6 term loan facility that was initially subject to extensions through August 15, 2009. On October 17, 2008, Barclays granted us a waiver from compliance with the total leverage ratio covenant with respect to the quarter ended September 30, 2008.

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. FIF III is an affiliate of Fortress Investment Group LLC, the owner of approximately 39.9% of our outstanding Common Stock.

On February 3, 2009, we again amended our 2007 Credit Facility and reduced the amounts available under the credit agreement, as follows: (i) for revolving loans, from $40.0 million to $20.0 million; (ii) for the letter of credit subfacility, from $15.0 million to $5.0 million; and (iii) for the swingline loan subfacility, from $10.0 million to $5.0 million.

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

On June 1, 2009, we entered into the Third Waiver to the 2008 Bridge Facility. The Third Waiver waived compliance by Holdco II with the obligation to pay the monthly payment which was due on May 31, 2009 in the principal amount of $1.5 million until June 12, 2009.

On June 12, 2009, we entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1.5 million each under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. The agreement to prepay the 2008 Bridge Facility in any month was amended to provide that we prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4.0 million, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of September 30, 2009 we were in compliance with all applicable covenants. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Cash provided by operating activities	$1,940	$22,266
Cash provided by investing activities	8.830	12,548
Cash used in financing activities	(10,001)	(34,492)

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 30, 2009 and September 30, 2008.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2009 was $1.9 million, a decrease of $20.3 million when compared to $22.2 million of cash provided by operating activities for the nine months ended September 30, 2008. This $20.3 million decrease was the result of a decrease in cash provided by working capital of $12.9 million and an increase in net loss of $35.8 million, which were offset by an increase in non-cash charges of $28.4 million.

The $12.9 million decrease in cash provided by working capital for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 is primarily attributable to a decrease in accounts payable and accrued interest, which was partially offset by decreases inventory and increases in accrued expenses.

The $28.4 million increase in non-cash charges primarily consisted of an increase in impairment of long-lived assets of $96.5 million, a decrease in deferred income taxes of $13.4 million, an increase in net losses on derivative instruments of $4.0 million, which were partially offset by a decrease in goodwill and masthead impairment of $65.3 million, a decrease in depreciation and amortization of $11.0 million, a $7.5 million gain on early extinguishment of debt, a $0.6 million decrease in non-cash interest expense, a $0.6 million increase in gain on the sale of assets, and a $0.5 million decrease in deferred financing costs.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2009 was $8.8 million. During the nine months ended September 30, 2009, we received $11.1 million from the sale of publications and other assets, which was partially offset by $0.3 million used for 2008 acquisition payments made in 2009 and $2.0 million used for capital expenditures.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $12.5 million. The net cash provided by investing activities resulted from $45.7 million from the sale of publications and other assets, which were partially offset by $25.6 million, net of cash acquired, used for acquisitions and $7.5 million used for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2009 was $10.0 million, which primarily resulted from $6.0 million repayment under the Barclays Credit Agreement and the repayment of $4.0 million of short term note payable.

Net cash used in financing activities for the nine months ended September 30, 2008 was $34.5 million. The net cash used in financing activities resulted from the repayment of $50.7 million of borrowing under the Revolver, the payment of dividends of $34.7 million, and the repayment of $19.5 million of short term note payable, partially offset by borrowings under the Revolver of $39.7 million, borrowings under short term debt of $19.5 million and the issuance of subsidiary preferred stock of $11.3 million, net of issuance costs.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2008 to September 30, 2009.

Accounts Receivable. Accounts receivable decreased $11.8 million from December 31, 2008 to September 30, 2009, of which $11.3 million relates to timing of cash collection and lower revenue recognized in 2009 compared to 2008. An additional $0.5 million resulted from assets sold during the year.

Property, Plant, and Equipment. Property, plant, and equipment decreased $17.4 million during the period from December 31, 2008 to September 30, 2009, of which $0.4 million relates to an impairment charge, $0.5 million relates to assets sold and held for sale, and depreciation of $18.9 million. These decreases in property, plant, and equipment were partially offset by $2.0 million that was used for capital expenditures.

Goodwill. Goodwill decreased $247.0 million from December 31, 2008 to September 30, 2009, of which $246.5 million relates to an impairment charge and $0.5 million relates to assets sold and held for sale.

Intangible Assets. Intangible assets decreased $262.9 million from December 31, 2008 to September 30, 2009, of which $236.9 million relates to an impairment charge, $1.0 million relates to assets sold, and $25.0 million relates to amortization.

Other Assets. Other assets increased $7.0 million due to a $3.5 million note receivable from the sale of land in Quincy, Massachusetts and $3.2 million increase in deposits primarily related to the Company’s workers compensation insurance.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $11.7 million from December 31, 2008 to September 30, 2009 of which $13.5 million came from assets sold during the first nine months of 2009, including land in Quincy, Massachusetts, Iowa publications and other real estate, partially offset by $1.8 million from assets classified as held for sale during the first nine months of 2009.

Short-term Note Payable. Short-term note payable decreased $11.5 million from December 31, 2008 to September 30, 2009 due to a $4.0 million repayment and the recognition of a gain on early extinguishment of debt of $7.5 million as a result of an amendment to the payment terms of the Morris promissory note.

Short-term Debt. Short-term debt decreased $8.0 million from December 31, 2008 to September 30, 2009 due to a $6.0 million repayment and a reclassification of $2.0 million to long-term debt as a result of an amendment to the payment terms.

Accounts Payable. Accounts payable decreased $12.0 million from December 31, 2008 to September 30, 2009, which was primarily attributable to decreased operating expenses and the timing of vendor payments.

Accrued Interest. Accrued interest decreased $4.7 million from December 31, 2008 to September 30, 2009 primarily attributable to a decrease in interest rates and a timing of interest payments, as a significant interest payment was due in the first three months of 2009.

Derivative Instruments. Derivative instruments increased $5.6 million from December 31, 2008 to September 30, 2009, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Deficit. Accumulated deficit increased $526.0 million from December 31, 2008 to September 30, 2009 from a net loss attributable to Gate House Media, of $526.0 million

Contractual Commitments

The changes to our contractual commitments as of September 30, 2009 compared to December 31, 2008 relate to the amendments of our 2008 Bridge Facility, 2007 Credit Facility and the Morris Promissory Note. For more information regarding these changes see Note 7 to our condensed consolidated financial statements.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
	(in thousands)
Income (loss) from continuing operations	$2,126	$(15,746)	$(523,896)	$(477,026)
Income tax expense (benefit)	(6)	(207)	308	(13,523)
Loss on derivative instrument	3,552	3,769	9,465	5,525
Gain on early extinguishment of debt	(7,538)	—	(7,538)	—
Amortization of deferred financing costs	340	340	1,020	1,504
Write-off of financing costs	—	—	743	—
Interest expense	15,727	21,587	49,214	69,220
Impairment of long-lived assets	—	118	206,089	102,635
Depreciation and amortization	12,053	16,693	43,774	53,238
Goodwill and masthead impairment	—	—	275,310	333,554

Adjusted EBITDA from continuing operations	$26,254 (a)	$26,554 (b)	$54,489 (c)	$75,127 (d)

(a)	Adjusted EBITDA for the three months ended September 30, 2009 included net expenses of $1,120 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,120 is non-cash compensation and other expense of $1,672, non-cash portion of postretirement benefits expense of $(149), integration and reorganization costs of $199 and a $602 gain on the sale of assets.

Adjusted EBITDA also does not include $(39) from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended September 30, 2008 included net expenses of $4,951 which are one-time in nature or non-cash compensation. Included in these net expenses of $4,951 is non-cash compensation and other expense of $3,323, non-cash portion of postretirement benefits expense of $119, integration and reorganization costs of $1,505 and a $4 loss on the sale of assets.

Adjusted EBITDA also does not include $1,166 from our discontinued operations.

(c)	Adjusted EBITDA for the nine months ended September 30, 2009 included net expenses of $7,253 which are one-time in nature or non-cash compensation. Included in these net expenses of $7,253 is non-cash compensation and other expense of $6,492, non-cash portion of postretirement benefits expense of $(302), integration and reorganization costs of $1,431, and a $368 gain on the sale of assets.

Adjusted EBITDA also does not include $7 from our discontinued operations.

(d)	Adjusted EBITDA for the nine months ended September 30, 2008 included net expenses of $20,924 which are one-time in nature or non-cash compensation. Included in these net expenses of $20,924 is non-cash compensation and other expense of $14,070, non-cash portion of postretirement benefits expense of $1,012, integration and reorganization costs of $5,632, and a $210 loss on the sale of assets.

Adjusted EBITDA also does not include $4,678 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570 million. At September 30, 2009, after consideration of the interest rate swaps, $570 million of the remaining principal amount of our term loans are subject to floating interest rates.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

		Included Herewith	Incorporated by Reference Herein
Exhibit No.	Description of Exhibit		Form	Exhibit	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications.	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: November 5, 2009	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer