Form 10-K
period 2009-12-31
GateHouse Media, Inc.
filed 2010-03-04
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.4 million. The market value calculation was determined using a per share price of $0.17, the price at which the registrant’s common stock was last sold on the Over-the-Counter Bulletin Board System on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 2, 2010, 58,098,231 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2010 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

GATEHOUSE MEDIA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

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

•	“2007 Credit Facility” refers to the amendment and restatement of the 2006 First Lien Facility that was entered into on February 27, 2007;

•	“2007 Financings” refers to the financing transactions contemplated by the 2007 Credit Facility, the First Amendment and the Bridge Facility;

•	“2008 Bridge Facility” refers to the Bridge Credit Agreement entered into with Barclays on February 15, 2008;

•	“Barclays” refers to Barclays Capital;

•	“Bridge Facility” refers to the bridge term loan credit facility that was entered into on April 11, 2007;

•	“Copley” refers to The Copley Press, Inc.;

•

“Copley Acquisition” refers to the acquisition by us of all the stock of certain wholly-owned subsidiaries of Copley and the acquisition by us of certain assets, and the assumption of certain liabilities, of Copley which, taken together, comprised Copley’s midwest (Ohio and Illinois) operations and business;

•	“CP Media” and “CNC” refer to CP Media, Inc. and its predecessor entities;

•	“CP Media Acquisition” and “CNC Acquisition” refer to the acquisition by us of substantially all of the assets, and assumption of certain liabilities, of CP Media;

•	“Dover” refers to The Dover Post Co.;

•	“Enterprise” refers to Enterprise NewsMedia, LLC and its subsidiaries and predecessor entities;

•	“Enterprise Acquisition” refers to the acquisition by us of all of the equity interests of Enterprise;

•	“First Amendment” refers to the amendment to the 2007 Credit Facility that was entered into on May 7, 2007;

•	“First Waiver” refers to the waiver of compliance with the leverage ratio covenant granted by Barclays on October 17, 2008 with respect to the 2008 Bridge Facility;

•	“Fortress” refers to Fortress Investment Group LLC and certain of its affiliates, including certain funds managed by it or its affiliates;

•	“GAAP” refers to U.S. generally accepted accounting principles;

•	“Gannett” refers to Gannett Co., Inc.;

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

Any data set forth anywhere in this report on Form 10-K regarding the number of our products, circulation, facilities, markets or employees is as of December 31, 2009, unless otherwise indicated.

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

General Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 469 community publications and more than 260 related websites and seven yellow page directories, serves over 289,000 business advertising accounts and reaches approximately 10 million people on a weekly basis. All data contained in this report regarding the number of our products, circulation, facilities or employees is as of December 31, 2009, unless otherwise indicated.

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 741,000;

•	271 weekly newspapers (published up to three times per week) with total paid circulation of approximately 484,000 and total free circulation of approximately 885,000;

•	111 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.7 million;

•	over 260 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 755,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. During the last twelve months, we created approximately 57 niche publications.

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

More than 77% of our daily newspapers have been published for more than 100 years and 99% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

We have a history of growth through acquisitions and new product launches. Since our inception, we have acquired 420 daily and weekly newspapers, shoppers and directories. We believe we have demonstrated an ability to successfully integrate acquired publications and improve their performance through sound and consistent management practice, including revenue generating and direct cost saving initiatives. We believe that the current economic environment, however, has limited and will continue to limit our ability to grow through acquisition in the near-term future. As a result we are more focused on cost reductions and de-levering opportunities. Longer-term, given our scale, we see significant opportunities to continue our acquisition and integration strategy within the highly fragmented local media industry.

We operate in 358 markets across 21 states. A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and provide consistent management practices. We share best practices across our organization, giving each publication the benefit of proven and executable revenue producing and cost saving initiatives. We regionally cluster functions such as ad composition, accounting and production and give each publication in a cluster access to top quality production equipment, which we believe enables us to cost-efficiently provide superior products and service to our customers. In addition, we believe that our size allows us to achieve economies of scale.

Compared with the industry as a whole, we believe that our advertising revenue tends to be less volatile, especially during economic downturns, such as the one we are currently experiencing. We believe that our lower than industry advertising revenue volatility is a result of our geographic diversity, with our revenues coming from markets across 21 states, the large number of products we publish and our fragmented, diversified local advertising customer base. We also believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels in which to reach the local audience. We believe we are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

Industry Overview

We operate in what is sometimes referred to as the “hyper-local” or community market within the media industry. Media companies that serve this segment provide highly focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique nature of their content, community publications compete to a limited extent for advertising customers with other forms of media, including: direct mail, directories, radio, television, outdoor advertising and the internet. We believe that local print publications are the most effective medium for local retail advertising, which emphasizes the price of goods in an effort to move inventory on a regular basis, in contrast to radio, broadcast and cable television, which are generally used for image or branding advertising. In addition, local print publications generally have the highest local audience penetration rates, which allows local advertisers to get their message to a large portion of the local audience.

Locally focused media in small and midsize communities is distinct from national and urban media delivered through outlets such as television, radio, metropolitan and national newspapers and the internet. Larger media outlets tend to offer broad based information to a geographically scattered audience, which tends to be more of a commodity. In contrast, locally focused media delivers a highly focused product that is often the only source of local news and information in the market it serves. Our segment of the media industry is also characterized by high barriers to entry, both economic and social. Small and midsize communities can generally only sustain one newspaper. Moreover, the brand value associated with long-term reader and advertiser loyalty, and the high start-up costs associated with developing and distributing content and selling advertisements, help to limit competition.

Advertising Market

The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals who reside in the market that a publication serves. By combining paid circulation publications with total market coverage publications such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change due to increasing internet usage and the wide array of available information sources, we have seen mass advertisers shift their focus toward targeted local advertising. Moreover, in addition to printed products, the majority of our local publications have an online presence that further leverages the local brand, ensures higher penetration into the market, and provides alternative distribution for local advertisers.

The Internet

The time spent online each day by media consumers continues to grow and newspaper web sites offer a wide variety of content providing comprehensive, in-depth and up to the minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet.

We believe local publications are well positioned to capitalize on their existing market franchise and grow their total audience base by publishing proprietary local content online. Local online media sites now include classifieds, directories of business information, local advertising, databases and most recently, audience-contributed content. We believe this additional community-specific content will further extend and expand both the reach and the brand of our publications with readers and advertisers. We believe that building a strong local online business extends the core audience of a local publication.

The opportunity created by the extension of the core audience makes local online advertising an attractive complement for existing print advertisers, while opening up new opportunities to attract local advertisers that have never advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they typically are not significant advertisers in community publications, we believe the internet offers them a powerful medium to reach targeted local audiences.

Circulation

Overall daily newspaper circulation, including national and urban newspapers, has been declining steadily over the past several years. Small and midsize local market newspapers have tended to have smaller declines and more stability in their paid circulation volumes due to the relevant and unique hyper-local news they produce. In addition, this unique and valuable hyper-local content allows smaller market newspapers to continue to be able to raise prices, leading to stable circulation revenues.

Our Strategy

We plan to maximize our revenue and cash flow potential in the existing economic and industry climate through a combination of (i) organic growth in our existing portfolio, including internet based products, (ii) taking advantage of cost reductions and de-leveraging opportunities, and (iii) the realization of economies of scale and operating efficiencies. Longer term, given our scale, we see significant opportunities to continue our previous acquisition and integration strategy. The key elements of our strategy are:

Maintain Our Dominance in the Delivery of Proprietary Content in Our Communities. We seek to maintain our position as a leading provider of local content in the markets we serve and to leverage this position to strengthen our relationships with both readers and advertisers, thereby increasing penetration rates and market share. A critical aspect of this approach is to continue to provide local content that is not readily obtainable elsewhere. We believe it is also very important for us to protect the content from unauthorized users for commercial purposes.

Strengthening our Balance Sheet and Managing our Operations. Our focus continues to be on strengthening our balance sheet and managing our operations. From an operations standpoint, we intend to continue to invest in our online business. With our revolving credit facility balance at zero and no amortization on our long term credit facility that matures in 2014, we have increased flexibility to allow us to use available cash generated from operations to strengthen our balance sheet, build liquidity, and put ourselves in a position to potentially take advantage of the dislocation in the markets, particularly with regard to valuations.

We also intend to continue to invest in recruitment and training of our sales staffs in order to capture new or additional revenues and market share. In addition, we intend to continue to aggressively pursue cost reductions on our controllable expenses and look for ways to manage inflationary pressures and to become more efficient.

Leverage Benefits of Scale and Clustering to Increase Cash Flows and Operating Profit Margins. We intend to continue to take advantage of geographic clustering to realize operating and economic efficiencies in areas such as labor, production, overhead, raw materials and distribution costs. We believe we will be able to increase our cash flows and expand our operating profit margins as we streamline and further centralize purchasing and administrative functions.

Increase Sales Force Productivity. We aim to continue to increase the productivity of our sales force and, in turn, help maximize advertising revenues. Our approach includes ongoing company-wide training of sales representatives and sales managers with training programs that focus on strengthening their ability to gather relevant demographic information, present to customers, understanding multi-media and product portfolio sales, effectively utilize time and close on sales calls. Our training includes sharing “best practices” of our most successful account representatives. We regularly evaluate the performance of our sales representatives and sales management and implement contests and other incentive compensation programs. We also regularly evaluate our advertising rates to ensure we are maximizing revenue opportunities. We believe better accountability and measurement of our sales force, when combined with training and access to better demographic and marketing information, will lead to greater productivity and revenue from our sales force. We also aim to create a multi-media sales culture and feel that is critical to our long term success.

Introduce New Products or Modify Our Products to Enhance the Value Proposition for Our Advertisers. We believe that our established positions in local markets, combined with our publishing and distribution capabilities, allow us to develop and customize new products to address the evolving interests and needs of our readers and advertisers. These products are often specialty publications that address specific interests such as employment, healthcare, hobbies and real estate. In addition, we intend to capitalize upon our unique position in local markets to introduce other marketing oriented products such as directories, magazines, shoppers and other niche publications in both online and print to further enhance our value to advertisers.

Pursue a Content-Driven Internet Strategy. We believe that we are well-positioned to increase our online penetration and generate additional online audience and revenues due to both our ability to deliver unique local content and our relationships with readers and advertisers. We believe this presents an opportunity to increase our overall audience penetration rates and advertising market share in each of the communities we serve. We expect that centralizing our technology and building a network of websites will allow us to aggregate classified advertisements and build online classified products in areas such as real estate, automotive and recruitment. We also have the ability to sell online display advertising and online video advertising locally and nationally. Finally, we intend to share resources across our organization in order to give each of our publications access to technology, online management expertise, content and advertisers that they may not have been able to obtain or afford if they were operating independently.

Products

Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers and (iv) niche publications. Some of the key characteristics of each of these types of publications are summarized in the table below. Through our 2007 SureWest acquisition, we increased the number of on-line and print telephone directories in our product mix.

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free

Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed weekly, monthly or on annual basis

Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded or booklet	Printed on newsprint or glossy, folded, booklet, magazine or book

Content:	50% editorial (local news and coverage of community events, some national headlines) and 50% ads (including classifieds)	50% editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and 50% ads (including classifieds)	Almost 100% ads, primarily classifieds, display and inserts	Niche content and targeted ads (e.g., Chamber of Commerce city guides, tourism guides and special interest publications such as, seniors, golf, real estate, calendars and directories)

Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales	Paid: Revenue from advertising, rack/box sales

		Free: Advertising revenue only, provide 100% market coverage.	Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only

Internet Availability:	Maintain locally oriented websites	Major publications maintain locally oriented websites	Major publications maintain locally oriented websites	Selectively available online

Overview of Operations

We operate in five geographic regions: Western, Southern Midwest, New England, Atlantic and Northern Midwest. A list of our dailies, weeklies, shoppers and websites in each of our geographic regions is included under “List of Our Dailies, Weeklies, Shoppers, Websites and Directories” in this report. We also operate over 260 related websites.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation(1)
Operating Region	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Western	23	69	33	422,471	562,329	984,800
Southern Midwest	23	31	20	109,012	386,978	495,990
New England	8	113	7	342,685	446,434	789,119
Atlantic	10	46	23	146,542	616,351	762,893
Northern Midwest	23	12	28	203,522	581,869	785,391

Total	87	271	111	1,224,232	2,593,961	3,818,193

(1)	Circulation statistics are estimated by our management as of December 31, 2009, except that audited circulation statistics, to the extent available, are utilized as of the audit date.

Western Region. Our Western region encompasses Illinois, parts of Minnesota, California, and Colorado with a total of 23 daily newspapers, 69 weekly newspapers and 33 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across this region.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. With major daily newspapers in Rockford, Peoria, and the state capital of Springfield coupled with the southern and western Chicago suburbs, we are the largest publishing company in Illinois. 20 paid daily newspapers, 44 paid weekly newspapers, 10 free weekly papers, and 24 shoppers provide inclusive coverage across our three main clusters which are further supported by eight print production facilities.

The suburban Chicago cluster publishes 21 weekly newspapers in the southern and western suburbs. Coupled with these publications is the door-to-door Independent Delivery Service which offers targeted delivery to over 2 million households per week in the nine county suburban Chicago cluster.

Approximately 85 miles to the west of the Chicago suburban cluster is the Rockford Register Star supported by its over 47,240 daily paid circulation base and ancillary product the Star Shopper. The Rockford Register Star operates successful web sites that have more than 800,000 combined monthly unique visitors. Rockford is recognized as a world leader in the production of machine tools and auto parts, and is increasingly becoming recognized as an important center for aerospace components. Over the years, Rockford business has become diversified and it is now home to a broader set of enterprises, including distribution centers and call center/office operations.

The western cluster of Illinois is composed of eight daily newspapers, 14 weekly newspapers, and 10 shoppers. The Peoria Journal Star with its daily paid circulation of approximately 60,712 has also provided print efficiencies to neighboring publications. This coupled with the print capacities of our Galesburg print facility located at The Register-Mail has enhanced print and distribution levels. The market we serve includes manufacturing facilities for Caterpillar and John Deere, higher education including Bradley University, Monmouth College, Knox College, and Western Illinois University, various health care centers and providers, and agricultural concerns such as Pioneer and Monsanto. The Peoria Journal Star also has web sites with combined monthly unique visitors of more than 500,000.

The Springfield State Journal-Register with a daily paid circulation of over 52,100 covers the state capital of Illinois. The State Journal-Register also has successful web sites with combined monthly unique visitors of more than 900,000. Further south, the SI Trader with its paid weekly circulation of 17,386, adds further support to the additional eight daily newspapers, 14 paid weekly publications, and 11 weekly shoppers throughout this section of the state.

We are represented in southwestern Minnesota through seven paid weekly newspapers and four shoppers. St. James, Redwood Falls, Sleepy Eye, Granite Falls, Cottonwood, Wabasso, and Montevideo are all communities with populations of 10,000 and under. These papers represent the primary local news and information source for these communities.

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

The following table sets forth information regarding the number of publications and production facilities in the Western region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	20	54	24	8
California	2	5	5	3
Southern Minnesota	0	7	4	0
Colorado	1	3	0	1

Total	23	69	33	12

Southern Midwest Region. Our Southern Midwest region comprises 23 daily newspapers, 31 weekly newspapers and 20 shoppers in parts of Missouri, Kansas, Arkansas, Oklahoma, Tennessee and Louisiana.

Our southern Missouri operations are clustered around Lake of the Ozarks and Joplin. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily and seven weekly newspapers and three shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.

Located in southwest Missouri and southeast Kansas is the Joplin cluster with three daily and five weekly newspapers and four shoppers, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort and several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall.

The Wichita cluster, with a population of approximately 600,000 people, consists of six dailies, two weeklies and six shoppers in the towns of Augusta, El Dorado, Pratt, Wellington, Newton and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertisers a package providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a major component of the local economy.

In Louisiana, we have an operating cluster in the southwestern part of the state, located between Lake Charles and Alexandria. This cluster consists of six publications located in the cities of Leesville, Sulpher, DeRidder and Vinton. A new press configuration has increased the quality of our products in the area and provides an opportunity for additional commercial print revenue. Local employers include major manufacturers such as Alcoa, Firestone, International Paper and Proctor & Gamble. We also expect the Fort Polk base to drive revenue at our Guardian publication.

Our Baton Rouge cluster is a relatively new cluster developed through a series of acquisitions. The group consists of three weeklies and three shoppers in the southeastern Louisiana cities of Donaldsville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.

The following table sets forth information regarding the number of publications and production facilities in the Southern Midwest region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Southern Missouri	5	12	6	2
Kansas	8	3	8	3
Louisiana	4	5	5	3
Arkansas	3	11	0	2
Oklahoma	2	0	1	2
Tennessee	1	0	0	0

Total	23	31	20	12

New England Region. We are one of the largest community newspaper publishers in New England by number of daily publications and quite a large concentration of weekly newspapers, serving 179 communities in markets across eastern Massachusetts and Norwich, Connecticut. The three largest daily newspapers in this region are: The Patriot Ledger (founded in 1837 with circulation of 42,483), the Enterprise (founded in 1880 with circulation of 25,603) and the MetroWest Daily News (founded in 1897 with circulation of 19,959). The New England region also has over 150 very successful web sites, with more than 2.2 million average combined monthly unique visitors.

Many of the towns within our New England region were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our New England region has 30 daily and weekly newspapers that are over 100 years old.

Our publications serve some of the most demographically desirable communities in New England. The Boston DMA is the seventh largest market in the United States with 2.4 million households and 6.2 million people, and ranks first nationally in concentration of colleges and universities.

Massachusetts boasts more than one million households in the region earning greater than $75,000, and a substantial homeownership rate. This upscale demographic provides a desirable market for advertisers. We reach 1.7 million readers in the eastern Massachusetts market.

Eastern Massachusetts is also widely recognized as an employment center for leading industries such as technology, biotechnology, healthcare and higher education. Many of the region’s leading employers are located in the communities served by our New England region’s publications.

Our Norwich, Connecticut property brings some stability to our New England region as the eastern Connecticut economy differs from the nation and New England markedly. Primary economic drivers include casinos, military submarine manufacture and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.

The following table sets forth information regarding the number of publications and production facilities in the New England region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	7	112	5	3
Connecticut	1	1	2	0

Total	8	113	7	3

Atlantic Region. Our Atlantic region comprises of publications in New York, Pennsylvania, Delaware and West Virginia. The region is anchored by clusters in the southern tier of New York, Rochester/Canandaigua New York, Central New York, Pennsylvania/West Virginia and Delaware. Virtually all of our 10 dailies in the Atlantic region date back more than 100 years. The Atlantic region is also very successful with web sites totaling more than 900,000 combined monthly unique visitors.

In southwestern New York, our operations are centered around six publications based in Steuben County. In Corning, The Leader, a 10,046 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,800 circulation Steuben Courier, a free-distribution weekly. The Hornell-Canisteo Penn-E-Saver, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Allegany County Pennysaver, cover most households. In Livingston County to the north, the Dansville-Wayland Pennysaver, the Geneseeway Shopper and the Genesee Country Express complement one another with combined circulation of 22,973. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to over 15,000 households centered around the county seat of Penn Yan.

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

Our Honesdale cluster, approximately 30 miles from Scranton, Pennsylvania, consists of six publications in the cities of Carbondale, Honesdale and Hawley, Pennsylvania, along with Liberty, New York, located just across the Delaware River to the east. The cluster was created from our daily and shopper operations in Honesdale and later supplemented by our acquisition of weeklies and shoppers in Carbondale and Liberty. Local employers include General Dynamics, Blue Cross/Blue Shield, Commonwealth Telephone and various colleges and universities, medical centers and governmental agencies.

We enjoy a strong presence in Upstate New York, including the popular Finger Lakes Region and the greater Rochester area. Messenger Post Media, with a combination of 25 publications that span four counties, has combined circulation of 202,186. This growing commercial market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of Messenger Post Media is the 8,900-circulation Daily Messenger in Canandaigua.

The Central New York cluster is anchored by the Observer-Dispatch in Utica New York which has circulation of 35,401. The Utica operations include one daily, seven weeklies and shopper and a weekly newspaper in Hamilton. Utica also has web sites with combined monthly unique visitors of more than 273,000.

Other dailies in this group are located in Herkimer and Little Falls along with weekly and pennysavers in Liberty and Saugerties. The Utica and Herkimer County operations take advantage of numerous synergies in printing, circulation, and advertising.

Our Pennsylvania/West Virginia cluster includes dailies in Waynesboro and Honesdale, Pennsylvania and Keyser, West Virginia. We also have three weeklies throughout the group and a commercial printing operation in Ravenswood, West Virginia.

The Delaware cluster publishes eleven weekly newspapers, one weekly shopper, and various specialty papers that cover most of the state of Delaware, and range from suburban Wilmington in the north to Georgetown, Delaware at the south end of the state. The weekly Express shopper serves nearly all of lower Delaware and a good portion of the Eastern Shore of Maryland. Circulation for the cluster is primarily free, and totals approximately 108,772 weekly plus 30,499 monthly.

The following table sets forth information regarding the number of publications and production facilities in the Atlantic region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
New York	7	31	18	4
Pennsylvania	2	4	2	2
Delaware	0	9	1	1
West Virginia	1	2	2	2

Total	10	46	23	9

Northern Midwest Region. Our Northern Midwest region comprises 23 daily newspapers, 12 weekly newspapers and 28 shoppers spanning seven states: Michigan, Ohio, North Dakota, Iowa, Nebraska, Kansas and parts of Missouri and Minnesota. Each of our daily newspapers and five of our weeklies in the Northern Midwest region serve communities located in a county seat. Our daily and weekly news products in this region average more than 100 years in continuous operation and our shopper publications are among the first ever published, with histories dating to the early 1960s.

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

The greatest concentration of circulation and market presence in our Northern Midwest region is in northern Missouri where we operate nine daily newspapers and one weekly newspaper and 11 shoppers. We cover the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

We also have a strong presence in southern Michigan where five of our dailies—Adrian, Coldwater, Holland, Hillsdale and Sturgis—along with four weeklies and six shoppers blanket the southern tier of the state and into Indiana. The 16,809 circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

The Northern Midwest region includes our Kansas City cluster with seven publications (two daily and two weekly newspapers and three shoppers) located in the eastern Kansas cities of Leavenworth, Kansas City and

Lansing and on the Missouri side, Independence and Blue Springs. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster, with a population over 700,000, is home to several prominent companies, including Hallmark, H&R Block, Interstate Bakeries, and the University of Kansas.

We also have clusters in and around Grand Forks, North Dakota (home to the Grand Forks Air Force Base and the University of North Dakota) and near Mason City, Iowa, where Cargill, ConAgra, Kraft, Winnebago and Fort Dodge Animal Health, a division of Wyeth, each maintain significant operations.

The Ohio cluster is anchored in Canton, Ohio, the seventh largest city in the state and home to the Pro Football Hall of Fame, and covers Stark and Tuscarawas Counties. It is comprised of three daily newspapers and one weekly publication. The Repository is a 59,088 daily newspaper that covers the entire area of Stark County. The Dover New Philadelphia Times Reporter is a 18,907 daily publication located 40 miles south of Canton in Tuscarawas County. The Massillon Independent a 10,597 circulation daily that is located in western Stark County. The Suburbanite is a 33,800 weekly publication that circulates in the affluent northern Stark County area. The Ohio cluster has very successful web sites with more than 800,000 combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

The following table sets forth information regarding the number of publications and production facilities in the Northern Midwest region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Michigan	8	4	9	5
Northern Missouri	9	1	11	6
Ohio	3	1	2	2
Kansas	1	2	2	0
Minnesota	1	1	2	1
Nebraska	0	2	1	1
North Dakota	1	0	1	1
Iowa	0	1	0	0

Total	23	12	28	16

Directories

The core of our directory portfolio is comprised of the four yellow page directories acquired in the SureWest Acquisition, which are located in and around the Sacramento, California area, primarily in Roseville, California. The four directories have an aggregate circulation of approximately 623,000 and service Roseville, Greater Sacramento, Auburn/Grass Valley/Nevada City and Folsom/El Dorado/Placerville, reaching four counties within the Sacramento region.

Our SureWest portfolio is highlighted by the Roseville and Greater Sacramento directories. The Roseville directory is the incumbent (with a circulation of approximately 250,000) and has served the local Roseville community for over 95 years and has achieved more than 50% market share. The Greater Sacramento directory (with a circulation of approximately 200,000) targets its delivery to high income consumers in Sacramento covering approximately 800,000 people.

Over the past 10 years, the Sacramento region has increased to almost 2.2 million people. The area boasts a diversified economy with both traditional economic activity (including significant government and government related business) and the presence of prominent companies such as Hewlett Packard, Intel and Oracle. This area is characterized by sophisticated consumers with attractive wealth profiles. In addition, the area maintains professional and business services and leisure and hospitality sectors, which historically utilize directories advertising as a primary medium to market their products and services.

We also own three additional directories including two Michigan and Indiana phone guides servicing St. Joseph County, Michigan and LaGrange County, Indiana, and Branch County, Michigan and Steuben County, Indiana, respectively, and a yellow page directory based in Mt. Shasta, California.

Revenue

Our operations generate three primary types of revenue: advertising, circulation (including single copy sales and home delivery subscriptions) and other (primarily commercial printing). In 2009, these revenue streams accounted for approximately 70%, 24% and 6%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue in 2007, 2008 and 2009 and to pro forma total revenue in 2007 was as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
	(Actual)	(Pro Forma)	(Actual)	(Actual)
	(In Thousands)
Revenue:
Advertising	$424,974	$475,192	$492,557	$409,725
Circulation	117,023	135,824	145,653	142,023
Commercial printing and other	32,928	36,847	40,841	33,290

Total revenue	$574,925	$647,863	$679,051	$585,038

Advertising

Advertising revenue, which includes our online publications, is the largest component of our revenue, accounting for approximately 74%, 73% and 70% of our total revenue in 2007, 2008 and 2009, respectively, and 73% of our pro forma total revenue in 2007. We categorize advertising as follows:

•

Local Display—local retailers, local accounts at national retailers, grocers, department and furniture stores, local financial institutions, niche shops, restaurants and other consumer related businesses.

•	Local Classified—local employment, automotive, real estate and other advertising.

•	National—national and major accounts such as wireless communications companies, airlines and hotels.

We believe that our advertising revenue tends to be less volatile than the advertising revenue of large metropolitan and national print media because we rely primarily on local rather than national advertising and we have less exposure to classified revenue than others within our industry. We generally derive 95% of our advertising revenue from local advertising (both local display and local classified) and only 5% from national advertising. Local advertising tends to be less sensitive to economic cycles than national advertising as local businesses generally have fewer effective advertising channels through which to reach their customers. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

Our advertising rate structures vary among our publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics. Our corporate management works with our local newspaper management to approve advertising rates and a portion of our publishers’ incentive compensation is based upon growing advertising revenue. We share advertising concepts throughout our network of publishers and advertising managers, enabling them to utilize advertising products and sales strategies that are successful in other markets we serve.

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our pro forma total revenue in 2007 or our total revenue in 2007, 2008 or 2009 and our 20 largest advertisers account for less than 5% of total revenue.

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

We have experienced declines in advertising revenue over the past year, due primarily to the economic recession. We continue to search for organic growth opportunities, specifically in our online advertising and through new product launches, both in our markets.

Circulation

Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. We own 87 paid daily publications that range in circulation from approximately 1,000 to over 60,000 and 190 paid weekly publications that range in circulation from approximately 100 to 17,000. Circulation revenue accounted for approximately 20%, 21% and 24% of our total revenue in 2007, 2008 and 2009, respectively, and 21% of our pro forma total revenue in 2007.

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

We encourage subscriber use of EZ Pay, a monthly credit card charge or direct bank debit payment program, which has led to higher retention rates for subscribers. We also use an active stop-loss program for all expiring subscribers. Additionally, in order to improve our circulation revenue and circulation trends, we periodically review the need for quality enhancements, such as:

•	Increasing the amount of unique hyper-local content;

•	Increasing the use of color and color photographs;

•	Improving graphic design, including complete redesigns;

•	Developing creative and interactive promotional campaigns; and

•	Converting selected newspapers from afternoon to morning publications.

We believe that our unique and valuable hyper-local content allows us to continue to produce products of great relevance to our local market audiences. This allows us to be able to periodically raise prices, both for home delivery and on a single copy basis, resulting in increased circulation revenues.

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Other sources of revenue, including commercial printing, accounted for approximately 6% of our total revenue in 2007, 2008, 2009 and of our pro forma total revenue in 2007.

Printing and Distribution

We operate 52 print facilities. We own 51 of these facilities and lease the remaining one. Each of our print facilities produce seven publications on average and are generally located within 60 miles of the communities served. By clustering our production resources, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Newsprint

We are a member of a consortium which enables our local publishers to obtain favorable pricing when investing in newsprint by going to local mills at reduced rates negotiated by the consortium. As a result, we have generally been able to purchase newsprint at a price of $10 to $12 per metric ton below the market price. We generally maintain a 45 to 55 day inventory of newsprint. Newsprint is a readily available commodity.

Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. The average market price of newsprint during 2009 was approximately $575 per metric ton.

In 2009 we consumed approximately 65,700 metric tons of newsprint (inclusive of commercial printing) and the cost of our newsprint consumption totaled approximately $40.0 million. Our newsprint expense typically averages less than 10% of total revenue, which generally compares favorably to larger, metropolitan newspapers.

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

Western Region. The Western region consists of 88 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market we are in, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services advertisers such as attorneys and doctors and not the local retail advertisers, as is the focus with our non-directory publications. In the Western region, we face regional competition with three of our daily newspapers in Illinois. Lee Enterprises has the Southern Illinoisan that is located in Carbondale. This is a regional newspaper that competes with our dailies in Marion, Benton, West Frankfort and DuQuoin. In all four of these cases, we believe our publications are the dominant local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and is not significant. We have very little television competition in the Western region because of our geographic location in relation to major markets. There are no local television affiliates in our markets.

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

New England Region. In the New England region, the Boston Globe and boston.com, a metropolitan daily and website, respectively, owned by the New York Times Company, compete with us throughout eastern Massachusetts. In addition, we compete in Massachusetts with more than 30 other weekly or daily newspaper companies (that publish a combined total of approximately 16 dailies and 50 weeklies), three major radio station operators, five local network television broadcasters, one cable company and numerous niche publications for advertising revenues. We believe that our publications generally deliver the highest household coverage in their respective markets.

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

Northern Midwest Region. In our Northern Midwest markets we believe our publications are generally the dominant media in those markets. Our only significant competition comes from regional television stations in Adrian, Michigan and Leavenworth, Kansas. We also face competition from dozens of other competitors such as other local daily and weekly papers and niche publications, as well as radio and television stations, directories, direct mail and non-local internet websites, but none of these have proven to be significant.

Management and Employees

The 10 members of our executive management team have an average of over 18 years of industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles. We also have a seasoned team of managers at the local level, where our 108 publishers have an average of approximately 25 years of industry experience.

As of December 31, 2009, we had approximately 5,720 full time equivalent employees, consisting of hourly and salaried employees. We employ union personnel at a number of our core publications representing approximately 806 full-time equivalent employees. As of December 31, 2009 there were 26 collective bargaining agreements covering union personnel. Eleven of these agreements, representing employees in Massachusetts, Michigan and Illinois, expire in 2010. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

Environmental Matters

We believe that we are substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of our employees based upon existing facts presently known to us. Compliance with federal, state, and local environmental laws and regulations relating to the discharge of substances into the environment, the disposal of hazardous wastes and other related activities has had, and will continue to have, an impact on our operations, but has, since our incorporation in 1997, been accomplished without having a material adverse effect on our operations. While it is difficult to estimate the timing and ultimate costs to be incurred due to uncertainties about the status of laws, regulations and technology, based on information currently known to us and insurance procured with respect to certain environmental matters, we do not expect environmental costs or contingencies to be material or to have a material adverse effect on our financial performance. Our operations involve risks in these areas, however, and we cannot assure you that we will not incur material costs or liabilities in the future which could adversely affect us.

Corporate Governance and Public Information

The address of our website is www.gatehousemedia.com. Stockholders can access a wide variety of information on our website, including news releases, Securities and Exchange Commission (“SEC”) filings, information we are required to post online pursuant to applicable SEC rules, newspaper profiles and online links. We make available via our website, all filings we make under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of our corporate website nor any other website referred to in this report are incorporated by reference into this report unless expressly noted. The public may read and copy any information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

List of Our Dailies, Weeklies, Shoppers, Websites and Directories

Our dailies, weeklies, shoppers, websites and directories are listed below. We maintain registered trademarks in many of the masthead names listed below. Maintaining such trademarks allows us to exclusively use the masthead name to the exclusion of third parties.

Western Region

State	City	Masthead	Circulation Type
Illinois	Benton	Benton Evening News www.bentoneveningnews.com	Daily
	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Du Quoin	Du Quoin Evening Call www.duquoin.com	Daily
	El Dorado	El Dorado Daily Journal	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Harrisburg	Harrisburg Daily Register www.dailyregsiter.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Marion	Marion Daily Republican www.mariondaily.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	Rockford	Rockford Register Star www.rrstar.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	West Frankfort	Daily American www.dailyamericannews.com	Daily
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Addison/Bensenville/ Wood Dale	Press www.chicagosuburbannews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublications.com	Paid Weekly
	Berwyn/Cicero	Berwyn/Cicero Life www.chicagosuburbannews.com	Paid Weekly
	Brookfield	Suburban Life www.chicagosuburbannews.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly
	Carol Stream	Press www.chicagosuburbannews.com	Paid Weekly
	Chester	Randolph County Herald Tribune www.randolphcountyheraldtribune.com	Paid Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Paid Weekly
	Christopher	The Progress	Paid Weekly
	Downers Grove	Pro-Football Weekly	Paid Weekly
	Downers Grove	Reporter www.chicagosuburbannews.com	Paid Weekly
	Du Quoin	Du Quoin News	Paid Weekly
	Du Quoin	Ashley News	Paid Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Paid Weekly
	Elmhurst	Press www.chicagosuburbannews.com	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News	Paid Weekly
	Geneseo	Orion Gazette www.oriongazette.com	Paid Weekly
	Geneseo	Cambridge Chronicle	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Herrin	The Spokesman www.herrin-spokesman.com	Paid Weekly
	Hinsdale	Suburban Life www.chicagosuburbannews.com	Paid Weekly
	Huntley	Farmside www.chicagosuburbannews.com	Paid Weekly
	LaGrange/Westchester	Suburban Life www.chicagosuburbannews.com	Paid Weekly
	Lemont	Reporter www.chicagosuburbannews.com	Paid Weekly
	Lombard	Spectator www.chicagosuburbannews.com	Paid Weekly
	Morton	Morton Times News www.mortontimesnews.com	Paid Weekly
	Murphysboro	Murphysboro American www.murphysboroamerican.com	Paid Weekly

State	City	Masthead	Circulation Type
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Norris City	Norris City Banner	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Shawneetown	Ridgway News	Paid Weekly
	Shawneetown	Gallatin Democrat	Paid Weekly
	Steelville	The Steelville Ledger	Paid Weekly
	Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
	Villa Park	Argus www.chicagosuburbannews.com	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Westmont	Progress www.chicagosuburbannews.com	Paid Weekly
	Winfield/Warrenville/ West Chicago	Press www.chicagosuburbannews.com	Paid Weekly
	Woodridge	Reporter www.chicagosuburbannews.com	Paid Weekly
	Bartlett	Press www.chicagosuburbannews.com	Free Weekly
	Batavia	Republican www.chicagosuburbannews.com	Free Weekly
	Galesburg	The Paper www.galesburg.com	Free Weekly
	Geneva	Republican www.chicagosuburbannews.com	Free Weekly
	Glen Ellyn	News www.chicagosuburbannews.com	Free Weekly
	Macomb	Daily Brief	Free Weekly
	Peoria	Peoria Times-Observer www.peoriatimesobserver.com	Free Weekly
	St Charles	Republican www.chicagosuburbannews.com	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Wheaton	Leader www.chicagosuburbannews.com	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Carmi	White County Shopper News	Shopper
	Flora	CCAP Special	Shopper
	Freeport	The Scene	Shopper
	Galatia	Money Stretcher www.galatiamoneystretcher.com	Shopper

State	City	Masthead	Circulation Type
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Herrin	Herrin Free Time	Shopper
	Kewanee	Star Power	Shopper
	Lincoln	Logan County Shopper	Shopper
	Macomb	McDonough County Choice www.eaglepublications.com	Shopper
	Marion	Marion Free Time	Shopper
	Monmouth	Pennysaver	Shopper
	Morton	Morton Pumpkin Advertiser	Shopper
	Murphysboro	American Monday	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Peoria	JS Shopper	Shopper
	Peoria	Pekin Extra	Shopper
	Pontiac	Livingston Shopping News	Shopper
	Rockford	Star Shopper	Shopper
	Springfield	Springfield Advertiser www.cityguidespringfield.com	Shopper
	Springfield	Springfield Shopper www.springfield-shopper.net	Shopper
	West Frankfort	Free Press	Shopper

California	Ridgecrest	The Daily Independent www.ridgecrestca.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Taft	Bargain Hunter	Shopper
	Yreka	The Link www.siskiyoudaily.com	Shopper

State	City	Masthead	Circulation Type
Minnesota	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Montevideo	The Star Advisor	Shopper
	Redwood Falls	Redwood Falls Livewire	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper

Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	The Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	The Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Pimas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly

Southern Midwest Region

State	City	Masthead	Circulation Type
Missouri	Camdenton	Lake Sun Leader www.lakesunleader.com	Daily
	Carthage	The Carthage Press www.carthagepress.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	PaidWeekly
	Greenfield	The Vedette www.greenfieldvedette.com	Paid Weekly
	Neosho	The Post Focus on Rural Living	Paid Weekly
	St James	St James Leader Journal www.leaderjournal.com	Paid Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Scope	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News “Plus”	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Camdenton	Penny Saver	Shopper
	Greenfield	Lake Stockton Shopper	Shopper
	Joplin	Big Nickel	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Pulaski County Weekly	Shopper

Kansas	Augusta	Augusta Daily Gazette www.augustagazette.com	Daily
	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	El Dorado	The El Dorado Times www.eldoradotimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Pratt	The Pratt Tribune www.pratttribune.com	Daily
	Wellington	Wellington Daily News www.wgtndailynews.com	Daily

State	City	Masthead	Circulation Type
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Augusta	Augusta Advertiser	Shopper
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	McPherson	South Central Kansas Shoppers Guide	Shopper
	Newton	Prairie Shopper	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
	Wellington	The Weekender	Shopper

Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	DeRidder	Beauregard Daily News www.deridderdailynews.com	Daily
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Daily
	Sulphur	Southwest Daily News www.sulphurdailynews.com	Daily
	Donaldsonville	The Donaldsonville Chief	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.ascensioncitizen.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sulphur	Vinton News	Paid Weekly
	Sulphur	Guardian	Free Weekly
	Bastrop	The Pennysaver	Shopper
	Gonzales	The Marketeer www.ascensioncitizen.com	Shopper
	Gonzales	Nickel Ads www.ascensioncitizen.com	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
	Sulphur	Calcasieu Shopper	Shopper

Arkansas	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Daily
	Hope	Hope Star www.hopestar.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Gurdon	Gurdon Times www.picayune-times.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly

State	City	Masthead	Circulation Type
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly

Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Ardmore	Entertainment Spotlight	Shopper

Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily

New England Region

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Milford	The Milford Daily Gazette www.milforddailynews.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Waltham	The Daily News Tribune www.dailynewstribune.com	Daily
	Abington	Abington Mariner/Rockland Standard www.abingtonmariner.com/ www.therocklandstandard.com	Paid Weekly
	Acton/Roxborough	The Beacon www.actonbeacon.com	Paid Weekly
	Allston	Allston/Brighton Tab www.allstonbrightontab.com	Paid Weekly
	Amesbury	Amesbury News www.amesburynews.com	Paid Weekly
	Arlington	The Arlington Advocate www.arlingtonadvocate.com	Paid Weekly
	Ashland	Ashland Tab www.ashlandweekly.com	Paid Weekly
	Bedford	Bedford Minuteman www.bedfordminuteman.com	Paid Weekly
	Belmont	Belmont Citizen-Herald www.belmontcitizenherald.com	Paid Weekly
	Beverly	Beverly Citizen www.beverlycitizen.com	Paid Weekly
	Billerica	Billerica Minuteman www.thebillericaminuteman.com	Paid Weekly
	Bolton	The Bolton Common www.boltoncommon.com	Paid Weekly
	Boxford	Tri-Town Transcript www.tritowntranscript.com	Paid Weekly
	Braintree	Braintree Forum www.braintreeforum.com	Paid Weekly
	Brewster	The Cape Codder www.capecodder.com	Paid Weekly
	Burlington	Burlington Union www.burlingtonunion.com	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechronicle.com	Paid Weekly
	Canton	Canton Journal www.cantonjournal.com	Paid Weekly

State	City	Masthead	Circulation Type
	Carver	Carver Reporter www.carverreporter.com	Paid Weekly
	Chelmsford	Chelmsford Independent www.chelmsfordindependent.com	Paid Weekly
	Clinton	The Lancaster Times & Clinton Courier www.timesandcourier.com	Paid Weekly
	Cohasset	Cohasset Mariner www.cohassetmariner.com	Paid Weekly
	Concord	The Concord Journal www.concordjournal.com	Paid Weekly
	Danvers	Danvers Herald www.danversherald.com	Paid Weekly
	Dedham	Dedham Transcript	Paid Weekly
	Dover	Dover/Sherborn Press www.doversherbornpress.com	Paid Weekly
	Easton	Easton Journal www.theeastonjournal.com	Paid Weekly
	Framingham	Westwood Press www.thewestwoodpress.com	Paid Weekly
	Georgetown	Georgetown Record www.georgetownrecord.com	Paid Weekly
	Halifax	Halifax/Plympton Reporter www.halifaxreporter.com	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.hamiltonwenhamchronicle.com	Paid Weekly
	Hanover	Hanover Mariner www.hanovermariner.com	Paid Weekly
	Harvard	Harvard Post www.harvardpost.com	Paid Weekly
	Harwich	Harwich Oracle www.harwichoracle.com	Paid Weekly
	Hingham	The Hingham Journal www.hinghamjournal.com	Paid Weekly
	Holbrook	Holbrook Sun www.holbrooksun.com	Paid Weekly
	Holliston	Holliston Tab www.hollistontab.com	Paid Weekly
	Hopkinton	Hopkinton Crier www.hopkintoncrier.com	Paid Weekly
	Hudson	Hudson Sun www.hudsonsun.com	Paid Weekly
	Hyannis	The Register www.barnstableregister.com	Paid Weekly
	Ipswich	Ipswich Chronicle www.ipswichchronicle.com	Paid Weekly
	Kingston	Kingston Reporter www.kingstonreporter.com	Paid Weekly
	Lexington	Lexington Minuteman www.lexingtonminuteman.com	Paid Weekly
	Lincoln	Lincoln Journal www.thelincolnjournal.com	Paid Weekly

State	City	Masthead	Circulation Type
	Littleton	Littleton Independent www.littletonindependent.com	Paid Weekly
	Malden	Malden Observer www.maldenobserver.com	Paid Weekly
	Mansfield	Mansfield News www.themansfieldnews.com	Paid Weekly
	Marblehead	Marblehead Reporter www.marbleheadreporter.com	Paid Weekly
	Marion	The Sentinel www.thesentinelnewspaper.com	Paid Weekly
	Marlborough	Marlborough Enterprise www.marlboroughenterprise.com	Paid Weekly
	Marshfield	Marshfield Mariner www.marshfieldmariner.com	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.beaconvillager.com	Paid Weekly
	Medfield	Medfield Press www.medfieldpress.com	Paid Weekly
	Medford	Medford Transcript www.medfordtranscript.com	Paid Weekly
	Melrose	Melrose Free Press www.melrosefreepress.com	Paid Weekly
	Natick	Natick Bulletin & Tab www.natickbulletinandtab.com	Paid Weekly
	North Andover	North Andover Citizen www.northandovercitizen.com	Paid Weekly
	Northborough/ Southborough	The Northborough/Southborough Villager www.northboroughvillager.com	Paid Weekly
	Norton	Norton Mirror www.nortonmirror.com	Paid Weekly
	Norwell	Norwell Mariner www.norwellmariner.com	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.norwoodbullein.com	Paid Weekly
	Pembroke	Pembroke Mariner & Reporter www.pembrokemariner.com	Paid Weekly
	Plymouth	Old Colony Memorial www.plymouth.wickedlocal.com	Paid Weekly
	Provincetown	The Provincetown Banner www.provincetownbanner.com	Paid Weekly
	Reading	The Reading Advocate www.readingadvocate.com	Paid Weekly
	Roslindale	Roslindale Transcript www.roslindaletranscript.com	Paid Weekly
	Saugus	Saugus Advertiser www.saugusadvertiser.com	Paid Weekly
	Scituate	Scituate Mariner www.scituatemariner.com	Paid Weekly
	Sharon	Sharon Advocate www.sharonadvocate.com	Paid Weekly

State	City	Masthead	Circulation Type
	Shrewsbury	Shrewsbury Chronicle www.theshrewsburychronicle.com	Paid Weekly
	Somerville	Somerville Journal www.somervillejournal.com	Paid Weekly
	Stoughton	Stoughton Journal www.stoughtonjournal.com	Paid Weekly
	Sudbury	The Sudbury Town Crier www.sudburytowncrier.com	Paid Weekly
	Swampscott	Swampscott Reporter www.swampscottreporter.com	Paid Weekly
	Tewksbury	Tewksbury Reporter www.tewksburyadvocate.com	Paid Weekly
	Wakefield	Wakefield Observer www.wakefieldobserver.com	Paid Weekly
	Walpole	The Walpole Time	Paid Weekly
	Wareham	Wareham Courier www.wareham.wickedlocal.com	Paid Weekly
	Watertown	Watertown Tab & Press www.watertowntab.com	Paid Weekly
	Wayland	The Wayland Town Crier www.waylandtowncrier.com	Paid Weekly
	Wellesley	The Wellesley Townsman www.wellesleytownsman.com	Paid Weekly
	West Roxbury	West Roxbury Transcript www.parkwaytranscript.com/ www.westroxburytranscript.com	Paid Weekly
	Westborough	Westborough News www.westboronews.com	Paid Weekly
	Westford	Westford Eagle www.westfordeagle.com	Paid Weekly
	Weston	The Weston Town Crier www.westontowncrier.com	Paid Weekly
	Weymouth	Weymouth News www.theweymouthnews.com	Paid Weekly
	Winchester	The Winchester Star www.thewinchesterstar.com	Paid Weekly
	Bellingham	County Gazette www.thecountrygazette.com	Free Weekly
	Bourne	Bourne Courier www.uppercapecodder.com	Free Weekly
	Bridgewater	Bridgewater Independent www.bridgewaterindependent.com	Free Weekly
	Brookline	Brookline Tab www.brooklinetab.com	Free Weekly
	Cambridge	Cambridge Tab www.cambridgetab.com	Free Weekly
	Cape Ann	Cape Ann Beacon	Free Weekly
	Danvers	North Shore Sunday www.northshoresunday.com	Free Weekly
	Duxbury	Duxbury Reporter www.duxbury.wickedlocal.com	Free Weekly

State	City	Masthead	Circulation Type
	Fall River	O Journal Brasieiro	Free Weekly
	Fall River	El Latino Expreso www.neexpreso.com	Free Weekly
	Fall River	O Journal www.ojornal.com	Free Weekly
	Falmouth	Falmouth Bulletin	Free Weekly
	Framingham	Framingham Tab www.framinghamtab.com	Free Weekly
	Lakeville	Lakeville Call www.lakevillecall.com	Free Weekly
	Nantucket	The Nantucket Independent	Free Weekly
	Needham	Needham Times www.needhamtimes.com	Free Weekly
	Newburyport	The Newburyport Current www.newburyportcurrent.com	Free Weekly
	Newton	Newton Tab www.newtontab.com	Free Weekly
	North Attleborough	The North Attleborough Free Press www.nafreepress.com	Free Weekly
	Randolph	Randolph Herald www.randolphherald.com	Free Weekly
	Raynham	Raynham Call www.raynhamcall.com	Free Weekly
	Salem	Salem Gazette www.thesalemgazette.com	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.stonehamsun.com	Free Weekly
	Wilmington	Wilmington Advocate www.wilmingtonadvocate.com	Free Weekly
	Woburn	Woburn Advocate www.woburnadvocate.com	Free Weekly
	Brockton	Brockton Pennysaver	Shopper
	Cotuit	Mashpee/Cotuit Pennysaver	Shopper
	Fall River	South Coast Life	Shopper
	Hyannis	Hyannis/Centerville Pennysaver	Shopper
	Taunton	Better Living	Shopper

Connecticut	Norwich	Norwich Bulletin www.norwichbulletin.com	Daily
	Norwich	Colchester Bulletin	Free Weekly
	Norwich	Shop Local Shoreline	Shopper
	Norwich	Shop Local Town and County	Shopper

Atlantic Region

State	City	Masthead	Circulation Type
New York	Canandaigua	Daily Messenger www.mpnnow.com	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	The Evening Telegram www.herkimertelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Little Falls	The Evening Times www.littlefallstimes.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Brighton/Pittsford	Brighton-Pittsford Post	Paid Weekly
	Dansville	Genesee Country Express	Paid Weekly
	Fairport	Fairport-ER Post	Paid Weekly
	Gates/Chili	Gates-Chili Post	Paid Weekly
	Greece	Greece Post	Paid Weekly
	Irondequoit	Irondequoit Post	Paid Weekly
	Newark	Newark Courier-Gazette www.cgazette.com	Paid Weekly
	Palmyra	Palmyra Courier-Journal	Paid Weekly
	Penfield	Penfield Post	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Rush/Henrietta	Rush-Henrietta Post	Paid Weekly
	Saugerties	Saugerties Post Star	Paid Weekly
	Webster	Webster Post	Paid Weekly
	Bath	Steuben Courier-Advocate	Free Weekly
	Brighton/Pittsford	Brighton-Pittsford Community Post	Free Weekly
	Canandaigua/Victor	Canandaigua-Victor Community Post	Free Weekly
	Fairport	Fairport-ER Community Post	Free Weekly
	Gates/Chili	Gates-Chili Community Post	Free Weekly
	Greece	Greece Community Post	Free Weekly
	Hamilton	Mid-York Weekly	Free Weekly
	Irondequoit	Irondequoit Community Post	Free Weekly
	Penfield	Penfield Community Post	Free Weekly
	Rush/Henrietta	Rush-Henrietta Community Post	Free Weekly
	Utica	Fusion	Free Weekly
	Utica	Utica Pennysaver	Free Weekly
	Utica	Clinton Pennysaver	Free Weekly
	Utica	Herkimer Pennysaver	Free Weekly
	Utica	New Hartford Pennysaver	Free Weekly
	Utica	North Country Pennysaver	Free Weekly
	Utica	Whitesboro Pennysaver	Free Weekly
	Webster	Webster Community Post	Free Weekly
	Canisteo	Hornell Canisteo Penn-E-Saver	Shopper
	Corning	Corning Pennysaver	Shopper

State	City	Masthead	Circulation Type
	Dansville	Geneseeway Shopper	Shopper
	Dansville	Dansville-Wayland Pennysaver	Shopper
	Fort Plain	Mohawk Valley Pennysaver	Shopper
	Herkimer	Images	Shopper
	Hornell	The Tribune Extra	Shopper
	Horseheads	The Shopper	Shopper
	Liberty	Catskill Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Saugerties	Saugerties Pennysaver	Shopper
	Saugerties	Mountain Pennysaver	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Utica	Rome Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
	Wellsville	Allegany County Pennysaver	Shopper

Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Carbondale	The Villager	Paid Weekly
	Carbondale	Carbondale News	Paid Weekly
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper

Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Paid Weekly
	Dover	Brandywine Community Publication	Free Weekly
	Dover	Dover Post www.doverpost.com	Free Weekly
	Dover	Hockessin-Greenville Community Publication www.communitypub.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
	Dover	Pike Creek Community Publication	Free Weekly
	Dover	The Airlifter	Free Weekly
	Dover	The Express www.delmarvaexpress.com	Shopper

West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily

State	City	Masthead	Circulation Type
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper

Northern Midwest Region

State	City	Masthead	Circulation Type
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Coldwater	Jonesville Independent	Paid Weekly
	Holland	Hamilton Herald	Free Weekly
	Holland	My Zeeland	Free Weekly
	Adrian	Adrian Access Shopper www.lenconnect.com	Shopper
	Allergan	Flashes Shopping Guide	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Jonesville	Tip Off	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper

Missouri	Boonville	Boonville Daily News www.boonvilledailynews.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Macon	Chronicle Herald www.maconch.com	Daily
	Maryville	Maryville Daily Forum www.maryvilledailyforum.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily

State	City	Masthead	Circulation Type
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Albany	The Gentry County Shopper	Shopper
	Boonville	The Record	Shopper
	Brookfield	Sho-Me Shopper	Shopper
	Chillicothe	C.T. Extra	Shopper
	Hannibal	Salt River Journal	Shopper
	Independence	The Extra	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper
	Macon	Macon Journal www.maconch.com	Shopper
	Maryville	Penny Press 2	Shopper
	Moberly	The Shopper	Shopper

Ohio	Canton	The Repository www.cantonrepository.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Canton	Stark Values	Shopper
	Dover/New Philadelphia	TMC-ExTRa	Shopper

Kansas	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	Leavenworth	Lansing This Week www.lansingthisweek.com	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp	Free Weekly
	Hiawatha	Penny Press 4	Shopper
	Leavenworth	Chronicle Shopper www.leavenworthshopper.com	Shopper

Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Halstad	The Valley Journal	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Halstad	The Shopper	Shopper

Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper

North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper

Iowa	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly

Item 1A.	Risk Factors

Our business and operations are subject to numerous risks, many of which are described below and elsewhere in this report. The risks described below may not be the only risks we face. Additional risks that we do not presently know or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Risks Related to Our Business

We depend to a great extent on the economies and the demographics of the local communities that we serve and we are also susceptible to general economic downturns, like the one currently being experienced, which has had, and could continue to have, a material and adverse impact on our advertising and circulation revenues and on our profitability.

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

We have a significant amount of indebtedness. At December 31, 2009, we had total indebtedness of approximately $1.2 billion under our 2007 Credit Facility. Our interest expense for the year ended December 31, 2009 was $64.6 million. Additionally, we had $8 million in short term debt outstanding as of December 31, 2009 under the 2008 Bridge Facility that we incurred in connection with our acquisition of newspapers from the Dover Post.

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

In addition, our 2007 Credit Facility contains, and our other indebtedness contains, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that we believe may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our 2007 Credit Facility or in the agreements governing our other indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our 2007 Credit Facility or our other indebtedness. If we were unable to repay those amounts, the lenders under our 2007 Credit Facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our 2007 Credit Facility or our other indebtedness, our assets may not be sufficient to repay in full such indebtedness.

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

Adverse economic conditions in the United States have increased our exposure to losses resulting from the potential bankruptcy of our advertising customers. Our accounts receivable are stated at net estimated realizable value and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Further declines in our credit ratings and renewed volatility in the U.S. credit markets could significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates as it matures.

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

There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Currently we do not have the ability to draw upon our revolving credit facility which limits our immediate and short-term access to funds.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium helps ensure adequate supply. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and dropping to a low of almost $410 per metric ton in 2002. The average price of newsprint for 2009 was approximately $575 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs could have a material adverse effect on our financial condition and results of operations.

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

We have invested in growing our digital business, but such investments may not be as successful as expected which could adversely affect our results of operations.

The Company continues to evaluate its business and how it will grow its digital business. Internal resources and effort are put towards this business and key partnerships have been entered into to assist with our digital business. There can be no assurances that the partnerships we have entered into or the internal strategy being employed will result in generating or increasing digital revenues in future years.

Our business is subject to seasonal and other fluctuations, which affects our revenues and operating results.

Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. Our first fiscal quarter of the year tends to be our weakest quarter because advertising volume is at its lowest levels following the December holiday season. Correspondingly, our second and fourth fiscal quarters tend to be our strongest because they include heavy holiday and seasonal advertising. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

We could be adversely affected by declining circulation.

Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. There can be no assurance that our circulation will not continue to decline in the future. We have been able to maintain our annual circulation revenue from existing operations in recent years through, among other things, increases in our per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have a history of losses and may not be able to achieve or maintain profitable operations in the future.

We experienced losses from continuing operations of approximately $527.3 million, $658.7 million and $234.2 million in 2009, 2008 and 2007, respectively. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow or maintain our business.

The value of our intangible assets may become impaired, depending upon future operating results.

As of December 31, 2009, goodwill and other intangible assets were approximately $310.1 million, or 52.4% of our total assets. To determine whether all or a portion of the carrying values of our goodwill and other intangible assets are no longer recoverable, which may require a charge to our earnings, we periodically evaluate such assets. During the year ended December 31, 2009, we performed impairment analyses for goodwill and our other indefinite lived intangible assets. Based on our assessment of future cash flows and recent industry transaction multiples, we determined an impairment charge of $481.4 million should be recognized. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets could affect future reported results of operations and shareholders’ equity, although such charges would not affect operations or cash flow.

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

A number of our employees are unionized, and our business and results of operations could be adversely affected if labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

As of December 31, 2009, the Company employed approximately 6,600 employees, of whom approximately 900 (or approximately 14%) were represented by 26 unions. 94% of the unionized employees are represented by three of the 26 unions. These three unions are located in our Massachusetts, Illinois and Ohio locations and represent 23%, 17% and 57% of all employees in each of the locations, respectively. Most of the unionized employees work under collective bargaining agreements that expire in 2010 and 2011.

Although our newspapers have not experienced a union strike in the recent past nor do we anticipate a union strike occurring, we cannot preclude the possibility that a strike may occur at one or more of our newspapers. We believe that, in the event of a newspaper strike, it would be able to continue to publish and deliver to subscribers, which is critical to retaining advertising and circulation revenues, although there can be no assurance of this.

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

We do not anticipate paying any dividends for the foreseeable future.

We suspended the payment of quarterly cash dividends commencing with the second quarter of 2008 and do not anticipate paying any cash dividends on, or making repurchases of, our common stock in the foreseeable future. We intend to retain future earnings, if any, to reduce leverage and increase liquidity, finance the expansion of our operations and for general corporate purposes. In addition, covenants in our 2007 Credit Facility and 2008 Bridge Facility restrict our ability to pay dividends and make certain other payments.

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent stockholders from influencing significant corporate decisions. Moreover, the interests of our principal stockholder may conflict with interests of our other stockholders.

As of December 31, 2009, Fortress beneficially owned approximately 39.5% of our outstanding common stock. As a result, Fortress will continue to have effective control over fundamental and significant corporate matters and transactions, including but not limited to: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets (or any portion thereof) and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We operate 52 print facilities across the United States. We own 51 of these facilities and lease one for a remaining term of eight months. Our facilities range in size from approximately 500 to 55,000 square feet. Our executive offices are located in Fairport, New York, where we lease approximately 15,000 square feet under a lease terminating in June 2014.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was traded on the New York Stock Exchange, or NYSE, under the symbol “GHS” from our initial public offering on October 25, 2006 through October 24, 2008. Effective October 24, 2008, the New York Stock Exchange delisted our common stock. Our common stock is currently quoted over-the-counter on the Pink OTC Markets, Inc., or “pink sheets”, and on the Over-the-Counter Bulletin Board System under the trading symbol “GHSE”. Prior to October 25, 2006, there was no public market for our common stock. The following table shows the high and low sale prices of our common stock as reported on the NYSE and Over-The-Counter Bulletin Board System for the periods indicated. Reported prices from the pink sheets reflect intermediate prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2009
Fourth Quarter	$0.43	$0.15
Third Quarter	$0.25	$0.06
Second Quarter	$0.45	$0.06
First Quarter	$0.10	$0.04
Year Ended December 31, 2008
Fourth Quarter	$0.60	$0.03
Third Quarter	$2.50	$0.30
Second Quarter	$6.27	$2.39
First Quarter	$9.85	$4.80

The closing sale price for our common stock as reported on the over-the-counter market on March 2, 2010 was $0.19 per share. As of that date, there were approximately 175 holders of record and approximately 4,743 beneficial owners registered in nominee and street name.

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

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 31, 2009. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007(4)	Year Ended December 31, 2006(5)	Period from June 6, 2005 to December 31, 2005(6)	Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues:
Advertising	$409,725	$492,557	$424,974	232,130	88,798	$63,172
Circulation	142,023	145,653	117,023	50,868	19,298	14,184
Commercial printing and other	33,290	40,841	32,928	23,193	11,415	8,134

Total revenues	585,038	679,051	574,925	306,191	119,511	85,490
Operating costs and expenses:
Operating costs	335,602	382,333	309,633	156,697	61,001	40,007
Selling, general and administrative	165,160	186,409	154,406	88,578	29,033	26,210
Depreciation and amortization (1)	55,752	69,913	57,092	23,610	8,030	5,776
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	—	2,850	7,703
Integration and reorganization costs and management fees paid to prior owner	2,029	7,113	7,490	4,486	1,002	768
Impairment of long-lived assets	206,089	123,717	1,553	917	—	—
Gain (loss) on sale of assets	418	(337)	(1,496)	(700)	40	—
Goodwill and mastheads impairment	275,310	488,543	225,820	—	—	—

Operating income (loss)	(454,486)	(579,314)	(182,565)	31,203	17,635	5,026
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, unrealized gain on derivative instrument and other	72,519	100,535	83,461	37,458	1,020	32,884

Income (loss) from continuing operations before income taxes	(527,005)	(679,849)	(266,026)	(6,255)	16,615	(27,858)
Income tax expense (benefit)	342	(21,139)	(31,861)	(3,769)	7,050	(3,027)

Income (loss) from continuing operations	(527,347)	(658,710)	(234,165)	(2,486)	9,565	(24,831)
Income from discontinued operations, net of income taxes	(3,265)	(14,596)	2,741	912	—	—

Net income (loss)	$(530,612)	$(673,306)	$(231,424)	$(1,574)	$9,565	$(24,831)
Net loss attributable to noncontrolling interest	510	—	—	—	—	—

Net income (loss) attributable to GateHouse Media	$(530,102)	$(673,306)	$(231,424)	$(1,574)	$9,565	$(24,831)

Basic net income (loss) from continuing operations attributable to GateHouse Media per share(2)	$(9.18)	$(11.54)	$(5.05)	(0.10)	0.43	$(0.12)
Diluted net income (loss) from continuing operations attributable to GateHouse Media per share(2)	$(9.18)	$(11.54)	$(5.05)	(0.10)	0.43	$(0.12)
Basic net income (loss) attributable to GateHouse Media common stockholders per share(2)	$(9.24)	$(11.80)	$(4.99)	(0.06)	0.43	$(0.12)
Diluted net income (loss) attributable to GateHouse Media common stockholders per share(2)	$(9.24)	$(11.80)	$(4.99)	(0.06)	0.43	$(0.12)
Other Data:
Adjusted EBITDA(3)	$82,014	$102,918	$101,884	$55,746	$28,515	$18,505
Cash interest paid	$67,950	$89,677	$74,910	$38,459	$31,720	$16,879

(1)	As a result of the Merger, we performed a valuation of intangible assets based on current economic conditions at such time. The remaining useful lives of advertiser and subscriber relationships were revised to 18 and 19 years, respectively, effective June 6, 2005.

(2)	All share and per share data has been computed as if our 2006 100-for-1 stock split had occurred as of the beginning of each of the applicable periods presented.
(3)	We define Adjusted EBITDA as net income (loss) from continuing operations before income tax expense (benefit), interest/financing expense, depreciation and amortization and non-cash impairments. Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance in our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted EBITDA provides an indicator for management to determine if adjustments to current spending decisions are needed.

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

(4)	Includes the results of the newspapers acquired from the Journal Register Company, the acquisition of SureWest Directories, the newspapers acquired from The Copley Press, Inc., the newspapers acquired from Gannett Co. Inc. and the newspapers acquired from Morris Publishing Group since their acquisitions on February 9, 2007, February 28, 2007, April 11, 2007, May 7, 2007 and November 30, 2007, respectively.
(5)	Includes the results of CP Media and Enterprise NewsMedia, LLC since their acquisitions on June 6, 2006.
(6)	Includes an unrealized gain on the derivative instrument of $10,807 as well as a decrease in interest expense due to debt extinguishment in connection with the Merger.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005		Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)		(Predecessor)
	(In Thousands)
Income (loss) from continuing operations	$(527,347)	$(658,710)	$(234,165)	$(2,486)	$9,565		$(24,831)
Income tax expense (benefit)	342	(21,139)	(31,789)	(3,769)	7,050		(3,027)
Unrealized (gain) loss on derivative instrument(1)	12,672	10,119	2,378	(1,150)	(10,807)		—
(Gain) loss on early extinguishment of debt(2)	(7,538)	—	2,240	2,086	—		5,525
Amortization of deferred financing costs	1,360	1,845	2,101	544	67		643
Interest expense—dividends on mandatorily redeemable preferred stock	—	—	—	—	—		13,484
Write-off of financing costs	743	—	—	—	—		—
Interest expense—debt	64,631	88,630	76,726	35,994	11,760		13,232
Impairment of long-lived assets	206,089	123,717	1,553	917	—		—
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	—	2,850		7,703
Depreciation and amortization	55,752	69,913	57,092	23,610	8,030		5,776
Goodwill and mastheads impairment	275,310	488,543	225,820	—	—		—

Adjusted EBITDA from continuing operations	$82,014 (a)	$102,918 (b)	$101,956 (c)	$55,746 (d)	$28,515	(e)	$18,505 (f)

(a)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,463 which are one time in nature or non-cash compensation. Included in these net expenses of $9,463 is non-cash compensation and other expenses of $8,635, non-cash portion of post retirement benefits expense of $(782), integration and reorganization costs of $2,028 and $418 gain on the sale of assets. Adjusted EBITDA also does not include $(472) of EBITDA generated from our discontinued operations.
(b)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,149 which are one time in nature or non-cash compensation. Included in these net expenses of $24,149 is non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499), integration and reorganization costs of $7,113 and $337 loss on the sale of assets. Adjusted EBITDA also does not include $4,307 of EBITDA generated from our discontinued operations.
(c)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $4,956 of EBITDA generated from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(d)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109 which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

Adjusted EBITDA also does not include $1,860 of EBITDA generated from our discontinued operations, including Globe, Arizona, Oswego, New York, and Milton and Sayre, Pennsylvania.

(e)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 included net expenses of $1,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,643 is non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.
(f)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 included net expenses of $1,564 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,564 is non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.
(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

	As of December 31,
	2009	2008	2007	2006	2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
	(In Thousands)
Balance Sheet Data:
Total assets	$591,929	$1,149,621	$1,874,995	$1,131,497	$638,726
Total long-term obligations, including current maturities	1,222,102	1,242,075	1,220,856	559,811	313,655
Stockholders’ equity (deficit)	(753,576)	(229,078)	453,988	473,084	232,056

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 469 community publications and more than 260 related websites and seven yellow page directories, serves over 289,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 741,000;

•	271 weekly newspapers (published up to three times per week) with total paid circulation of approximately 484,000 and total free circulation of approximately 885,000;

•	111 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.7 million;

•	over 260 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 755,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 57 niche publications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC, entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of December 31, 2009, Fortress beneficially owned approximately 39.5% of our outstanding common stock.

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

We have experienced recent declines in certain advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent levels of declines in advertising revenue experienced are typical in the current slow economy. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

Operating cost categories of newsprint, labor and delivery costs have experienced increased upward price pressure in the industry over the three year period from 2003 to 2006. Newsprint prices then declined in late 2006 and 2007. Newsprint prices rose again throughout 2008 but began to decline again during the first half of 2009. Toward the later part of 2009 newsprint prices began to rise again. We expect 2010 prices to increase per metric ton as well. We have taken steps to mitigate some of these prior price increases with consumption declines. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing versus the general market. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy. Labor represents just over 50% of our operating expenses. Beginning in 2008 we initiated an effort to drive efficiencies and centralization of work throughout the organization.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult to meet certain debt covenants and has eliminated the availability of additional borrowings under our 2007 Credit Facility. As a result of these trends management has implemented plans to reduce costs and preserve cash flow. This includes suspending the payment of cash dividends, the issuance of preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

General economic conditions, including declines in consumer confidence, increases in unemployment levels, stock market declines, contraction of credit availability, declines in real estate values, and other trends, have impacted the markets in which we operate. These changes may continue to negatively impact advertising and other revenue sources as well as increase operating costs in the future. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Pro Forma

In order to enhance an analysis of our operating results, we have presented our operating results on a pro forma basis for the year ended December 31, 2007. As no material acquisitions were completed during 2008 and 2009 pro forma results are not presented for these periods. This pro forma presentation for the year ended December 31, 2007 assumes that the Copley Acquisition, the Gannett Acquisition and the 2007 Financings occurred at the beginning of 2007. These pro forma presentations are not necessarily indicative of what our operating results would have actually been had the Merger, the Copley Acquisition, the Gannett Acquisition and the 2007 Financings occurred at the beginning of the pro forma period.

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

Goodwill and Long-Lived Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis in accordance with the provisions of FASB ASC Topic 350 “Intangibles—Goodwill and Other” (“ASC 350”). We perform our impairment analysis on each of our reporting units, represented by our six geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”). We assess the recoverability of our long-lived assets, including property, plant and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates. If undiscounted projected future operating cash flows do not exceed the net book value of the long-lived assets, then a permanent impairment has occurred. We would record the difference between the net book value of the long-lived asset and the fair value of such asset as a charge against income in our consolidated statements of operations if such a difference arose.

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

We determined that we should perform impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2009, the second and fourth quarters of 2008 and the fourth quarter of 2007, due to declines in our stock price, reduced estimates in of our future cash flows, increased volatility in operating results and declines in market transactions. As a result, impairment charges related to goodwill and mastheads were recorded in fiscal 2009, 2008 and 2007 and related to goodwill, mastheads and amortizable intangibles in fiscal 2009 and 2008. See additional information in Note 6 to the Consolidated Financial Statements.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead. We performed impairment tests on newspaper mastheads as of June 30, 2009, June 30 and December 31, 2008, and December 31, 2007. See Note 6 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment tests on long lived assets (including intangible assets subject to amortization) as of June 30, 2009, June 30 and December 31, 2008, and December 31, 2007. See Note 6 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Derivative Instruments

We record all of our derivative instruments on our balance sheet at fair value pursuant to FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is based on counterparty quotations adjusted for our credit related risk. To the extent a derivative qualifies as a cash flow hedge under ASC 815, unrealized changes in the fair value of the derivative are recognized in accumulated other comprehensive income. However, any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Fair values of derivatives are subject to significant variability based on market conditions, such as future levels of interest rates. This variability could result in a significant increase or decrease in our accumulated other comprehensive income and/or earnings but will generally have no effect on cash flows, provided the derivative is carried through to full term. We also assess the capabilities of our counterparties to perform under the terms of the contracts. A change in the assessment could have an impact on the accounting and economics of our derivatives.

Income Taxes

We account for income taxes under the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income or as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”) and now codified as ASC 740. ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under ASC 740, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. ASC 740 substantially changes the applicable accounting model and is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. ASC 740 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.

Companies need to assess all material open positions in all tax jurisdictions as of the adoption date and determine the appropriate amount of tax benefits that are recognizable under ASC 740. Any difference between the amounts previously recognized and the benefit determined under the new guidance, including changes in accrued interest and penalties, has to be recorded on the date of adoption. For certain types of income tax uncertainties, existing generally accepted accounting principles provide specific guidance on the accounting for modifications of the recognized benefit. Any differences in recognized tax benefits on the date of adoption that are not subject to specific guidance would be an adjustment to retained earnings as of the beginning of the adoption period. The implementation of FIN 48 did not have a material impact on our consolidated financial statements.

We record tax assets and liabilities at the date of a purchase business combination, based on our best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on our best estimate of the ultimate settlement in accordance with guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). At the date of a change in our best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities will be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in our best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized will be adjusted. The effect of those adjustments should be recognized in earnings.

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

Results of Operations

The following table summarizes our historical results of operations for the years ended December 31, 2009, 2008 and 2007 and our pro forma results of operations for the years ended December 31, 2007.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2007
	(Actual)	(Actual)	(Pro Forma)	(Actual)
	(In Thousands)
Revenues:
Advertising	$409,725	$492,557	$475,192	$424,974
Circulation	142,023	145,653	135,824	117,023
Commercial printing and other	33,290	40,841	36,847	32,928

Total revenues	585,038	679,051	647,863	574,925
Operating costs and expenses:
Operating costs	335,602	382,333	352,043	309,633
Selling, general and administrative	165,160	186,409	170,656	154,406
Depreciation and amortization	55,752	69,913	64,583	57,092
Integration and reorganization costs	2,029	7,113	7,490	7,490
Impairment of long-lived assets	206,089	123,717	1,553	1,553
Gain (loss) on sale of assets	418	(337)	(1,496)	(1,496)
Goodwill and mastheads impairment	275,310	488,543	225,820	225,820

Operating income (loss)	(454,486)	(579,314)	(175,778)	(182,565)
Interest expense	64,631	88,630	96,096	76,726
Amortization of deferred financing costs	1,360	1,845	1,532	2,101
(Gain) loss on early extinguishment of debt	(7,538)	—	2,240	2,240
Unrealized (gain) loss on derivative instrument	12,672	10,119	2,378	2,378
Other (income) loss	1,394	(59)	(4)	16

Loss from continuing operations before income taxes	(527,005)	(679,849)	(278,020)	(266,026)
Income tax expense (benefit)	342	(21,139)	(36,797)	(31,861)

Loss from continuing operations	$(527,347)	$(658,710)	$(241,223)	$(234,165)

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the Year Ended December 31, 2007

(In thousands)

	GateHouse Media (A)	Copley (B)	Gannett (C)	Adjustments (D)		Pro forma
Revenues:
Advertising	$424,974	$26,272	$28,511	$(4,565	)(1)	$475,192
Circulation	117,023	12,369	7,862	(1,430	)(1)	135,824
Commercial printing and other	32,928	2,934	2,013	(1,028	)(1)	36,847

Total revenues	574,925	41,575	38,386	(7,023)		647,863
Operating costs and expenses:
Operating costs	309,633	25,476	21,699	(4,765	)(1,2)	352,043
Selling, general and administrative	154,406	11,459	6,860	(2,069	)(1,3)	170,656
Depreciation and amortization	57,092	2,882	1,372	3,237	(1,4)	64,583
Integration and reorganization	7,490	—	—	—		7,490
Impairment of long-lived assets	1,553	—	—	—		1,553
Loss on sale of assets	(1,496)	—	—	—		(1,496)
Goodwill and mastheads impairment	225,820	—	—	—		225,820

Total operating expenses	757,490	39,817	29,931	(3,597)		823,641

Operating income (loss)	(182,565)	1,758	8,455	(3,426)		(175,778)
Interest expense
Debt	76,726	—	—	19,370	(5)	96,096
Other interest expense	—	3,817	—	(3,817	)(5)	—
Amortization of deferred financing costs	2,101	—	—	(569	)(6)	1,532
Loss on early extinguishment of debt	2,240	—	—	—		2,240
Unrealized loss on derivative instrument	2,378	—	—	—		2,378
Other (income) loss	16	(20)	—	—		(4)

Income (loss) from operations before tax	(266,026)	(2,039)	8,455	(18,410)		(278,020)
Income tax expense (benefit)	(31,861)	(1,120)	3,391	(7,207	)(1,7)	(36,797)

Income (loss) from continuing operations	$(234,165)	$(919)	$5,064	$(11,203)		$(241,223)

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

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

The discussion of our results of operations that follows is based upon our historical results of operations for the years ended December 31, 2009 and 2008.

Revenue. Total revenue for the year ended December 31, 2009 decreased by $94.1 million, or 13.8%, to $585.0 million from $679.1 million for the year ended December 31, 2008. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $82.8 million, or 16.8%, decrease in advertising revenue, a $3.6 million, or 2.5%, decrease in circulation revenue and a $7.6 million, or 18.5%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in both the local retail and classified categories. The sharp decline in the economy, particularly in the sectors of employment, automotive and real estate, has led to declining classified revenues across the country. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the year ended December 31, 2009 decreased by $46.7 million, or 12.2%, to $335.6 million from $382.3 million for the year ended December 31, 2008. The decrease in operating costs was primarily due to a decrease in compensation, newsprint, external printing, delivery, postage, supplies, utility expenses, and repairs and maintenance of $18.9 million, $12.8 million, $3.8 million, $3.8 million, $2.7 million, $2.5 million, $1.3 million and $0.8 million, respectively. These operating cost reductions are permanent in nature and were implemented in order to combat the revenue declines.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2009 decreased by $21.2 million, or 11.4%, to $165.2 million from $186.4 million for the year ended December 31, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation, other office related expenses, health insurance and consulting and professional expenses of $11.6 million, $4.3 million, $4.0 million and $1.3 million, respectively. These contributions are also permanent and were implemented in order to combat the revenue declines.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2009 decreased by $14.1 million to $55.8 million from $69.9 million for the year ended December 31, 2008. The decrease of $14.1 million in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June and December of 2008 and June 2009.

Impairment of Long-Lived Assets. During the year ended December 31, 2009 and 2008 we incurred a charge of $206.1 million and $123.7 million respectively, related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units.

Goodwill and Mastheads Impairment. During the year ended December 31, 2009 and 2008, we recorded a $275.3 million and $488.5 million impairment on our goodwill and mastheads due to softening business conditions and a decline in our stock price as of the end of the second quarter and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the year ended December 31, 2009 decreased by $24.0 million, or 27.1%, to $64.6 million from $88.6 million for the year ended December 31, 2008. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, as well as a decrease in our total outstanding debt.

Gain on Early Extinguishment of Debt. During the year ended December 31, 2009 we recorded a gain of $7.5 million due to the early extinguishment of short term notes payable.

Unrealized Loss on Derivative Instrument. During the year ended December 31, 2009 we recorded a net loss of $12.7 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

During the year ended December 31, 2008 we recorded a loss of $10.1 million due to ineffectiveness related to several of our interest rate swaps, which were entered into in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2009 was $0.3 million compared to an income tax benefit of $21.1 million for the year ended December 31, 2008. The income tax benefit recognized in 2008 related primarily to the elimination of a valuation allowance of $21.4 million as a result of a goodwill impairment charge during the year. The net loss in 2009 did not result in an income tax benefit as the deferred tax liability was adjusted to $0 million in 2008 and the related deferred tax asset is fully offset by a valuation allowance.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2009 was $527.3 million. Net loss from continuing operations for the year ended December 31, 2008 was $658.7 million. Our net loss from continuing operations decreased due to the factors noted above.

Year Ended December 31, 2008 Compared To Pro Forma Year Ended December 31, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the year ended December 31, 2008 and our pro forma results of operations for the year ended December 31, 2007.

Revenue. Total GAAP revenue for the year ended December 31, 2008 increased by $31.2 million or 4.8% to $679.1 million from the pro forma year ended December 31, 2007 revenue of $647.9 million. $17.4 million of the increase came from advertising revenue and $9.8 million of the increase came from circulation revenue. The increase in total revenues of $31.2 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 and 2008 acquisitions”) of $74.7 million. Excluding the revenue increases of $74.7 million from the 2007 and 2008 acquisitions, same store revenues were down $41.7 million or 5.6%. The same store revenue declines were primarily driven by declines in classified advertising. The weakened economy, particularly in the sectors of employment, automotive and real estate has led to declining classified revenues across the country during 2008.

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

Revenue from publications disposed of during the year (included in discontinued operations) was $19.4 million during the year ended December 31, 2008.

Operating Costs. Operating costs for the year ended December 31, 2008 increased by $30.3 million, or 8.6%, to $382.3 million from $352.0 million for the year ended December 31, 2007. The increase in operating costs was primarily due to operating costs of the acquisitions completed in 2007 and 2008 of $41.3 million. These acquisition related expense increases were partially offset by decreased newsprint volumes, and compensation expenses of $3.6 million and $8.1 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2008 increased by $15.7 million, or 9.2%, to $186.4 million from $170.7 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 and 2008 acquisitions of $21.8 million. These expense increases were partially offset by a decrease in compensation, health insurance and pension expenses of $1.6 million, $2.2 million and $2.6 million, respectively.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2008 increased by $5.3 million to $69.9 million from $64.6 million for the year ended December 31, 2007. The increase was primarily due to depreciation and amortization of the 2007 and 2008 acquisitions of $1.9 million. Additionally, during the years ended December 31, 2008 and 2007, we incurred capital expenditures of $9.7 and $8.6 million, respectively, which contributed to the increase in depreciation expense in 2008.

Impairment of Long-Lived Assets. During the year ended December 31, 2008 we incurred a charge of $123.7 million due to reductions in our operating projections within our Northeast reporting unit. During the year ended December 31, 2007 we incurred a charge of $1.6 million related to the impairment of property, plant and equipment which were classified as held for sale at, or disposed of during the year ended December 31, 2008 and December 31, 2007, respectively.

Goodwill and Mastheads Impairment. During the years ended December 31, 2008 and December 31, 2007, we recorded an impairment charge of $488.5 million and $225.8 million, respectively, on our goodwill and mastheads due to declines in our cash flow projections, reductions of transaction multiples, and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the year ended December 31, 2008 decreased by $7.5 million, or 7.8%, to $88.6 million from $96.1 million for the year ended December 31, 2007. The decrease was primarily due to a decline in interest rates during 2008 and the related impact on our unhedged debt position.

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

Income Tax Benefit. Income tax benefit for the year ended December 31, 2008 was $21.1 million compared to $36.8 million for the year ended December 31, 2007. The change of $15.7 million was primarily due to the change in the income tax valuation allowance during the year ended December 31, 2008, the impairment of nondeductible goodwill and an increase in book pretax loss during the year ended December 31, 2008.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2008 was $658.7 million. Net loss from continuing operations for the year ended December 31, 2007 was $241.2 million. Our net loss from continuing operations increased due to the factors noted above.

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

The discussion of our results of operations that follows is based upon our historical results of operations for the years ended December 31, 2008 and 2007.

Revenue. Total revenue for the year ended December 31, 2008 increased by $104.2 million or 18.1% to $679.1 million from the year ended December 31, 2007 revenue of $574.9 million. $67.6 million of the increase came from advertising revenue and $28.6 million of the increase came from circulation revenue. The increase in total revenues of $104.2 million was driven primarily by revenues from the acquisitions that did not meet the significance test for pro forma treatment (the “2007 and 2008 acquisitions”) of $74.7 million and the increase in revenue for the Copley and Gannett acquisitions completed in 2007 of $50.5 million. Excluding the revenue increases of $74.7 million from the 2007 and 2008 acquisitions, same store revenues were down $41.7 million or 5.6%. The same store revenue declines were primarily driven by declines in classified advertising. The weakened economy, particularly in the sectors of employment, automotive and real estate has led to declining classified revenues across the country in 2008.

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

Revenue from publications disposed of during the year (included in discontinued operations) was $19.4 million during the year ended December 31, 2008.

Operating Costs. Operating costs for the year ended December 31, 2008 increased by $72.7 million, or 23.5%, to $382.3 million from $309.6 million for the year ended December 31, 2007. The increase in operating costs was primarily due to operating costs of the acquisitions completed in 2007 and 2008 of $41.3 million as well as an increase in operating costs recognized for the Copley and Gannett acquisitions completed in 2007 of $35.1 million.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2008 increased by $32.0 million, or 20.7%, to $186.4 million from $154.4 million for the year ended December 31, 2007. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of the 2007 and 2008 acquisitions of $21.8 million and an increase in expenses recorded by the Copley and Gannett acquisitions completed in 2007 of $10.1 million.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2008 increased by $12.8 million to $69.9 million from $57.1 million for the year ended December 31, 2007. The increase was primarily due to depreciation and amortization of the 2007 and 2008 acquisitions of $1.9 million and an increase in depreciation expense for the Copley and Gannett acquisitions completed in 2007 of $8.5 million. Additionally, during the years ended December 31, 2008 and 2007, we incurred capital expenditures of $9.7 and $8.6 million, respectively, which contributed to the increase in depreciation expense in 2008.

Impairment of Long-Lived Assets. During the year ended December 31, 2008 we incurred a charge of $123.7 million due to reductions in our operating projections within our Northeast and Surewest reporting units. During the year ended December 31, 2007 we incurred a charge of $1.6 million related to the impairment of property, plant and equipment which were classified as held for sale at, or disposed of during the year ended December 31, 2008 and December 31, 2007, respectively.

Goodwill and Mastheads Impairment. During the years ended December 31, 2008 and December 31, 2007, we recorded an impairment charge of $488.5 million and $225.8 million, respectively, on our goodwill and mastheads due to declines in our cash flow projections, reductions of transaction multiples, declines in our stock price and the related impact on the fair value of our reporting units.

Interest Expense. Total interest expense for the year ended December 31, 2008 increased by $11.9 million, or 15.5%, to $88.6 million from $76.7 million for the year ended December 31, 2007. The increase was primarily due to increases in our total outstanding debt position.

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

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2008 was $658.7 million. Net loss from continuing operations for the year ended December 31, 2007 was $234.2 million. Our net loss from continuing operations increased due to the factors noted above.

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

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.5% of our outstanding Common Stock.

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

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of December 31, 2009 we were in compliance with all applicable covenants.

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

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience as well as our ability to address other risks and challenges set forth herein. We believe that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(in thousands)
Cash provided by operating activities	$3,858	$25,506	$63,733
Cash provided by (used in) investing activities	8,400	11,675	(1,051,168)
Cash provided by (used in) financing activities	(13,003)	(37,533)	909,229

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2009 was $3.8 million. The net cash provided by operating activities resulted from a goodwill and mastheads impairment charge of $275.3 million, an impairment of long-lived assets of $208.8 million, depreciation and amortization of $55.8 million, an unrealized loss of $12.7 million on derivative instruments, non-cash compensation of $3.4 million, amortization of deferred financing costs of $1.4 million, partially offset by a net loss of $530.6 million, a net decrease in cash provided by working capital of $14.2 million, a gain on early extinguishment of debt of $7.5 million, an increase funding of pension and other post-retirement obligations of $0.8 million, and a gain of $0.4 million on the sale of assets. The decrease in cash provided by working capital primarily resulted from a decrease in accounts payable from December 31, 2008 to December 31, 2009. Operating Cash flows have declined since 2007. Overall, our operating cash flows have decreased due to the impact of economic conditions on our revenue, which have outpaced our expense reduction initiatives. During 2009 we also significantly reduced our accounts payable balance by $14.3 million which contributed to the decrease in operating cash flows.

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

Cash Flows from Investing Activities. Net cash provided by investing activities for the year ended December 31, 2009 was $8.4 million. During the year ended December 31, 2009, we received $11.2 million from the sale of publications and other assets, which was partially offset by $0.3 million used for 2008 acquisition payments made in 2009 and $2.5 million used for capital expenditures.

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

Cash Flows from Financing Activities. Net cash used in financing activities for the year ended December 31, 2009 was $13.0 million, which primarily resulted from $9.0 million repayment under the 2008 Bridge Facility and the repayment of $4.0 million of short term note payable.

Net cash used in financing activities for the year ended December 31, 2008 was $37.5 million. The net cash used in financing activities resulted from the payment of dividends of $34.7 million, repayment of $22.5 million of short term debt and notes payable, and a net repayment of $11.0 million of borrowing under the revolving portion of the 2007 Credit Facility, partially offset by borrowings under short term debt of $19.5 million and the issuance of subsidiary preferred stock of $11.3 million, net of issuance costs.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2008 to December 31, 2009.

Accounts Receivable. Accounts receivable decreased $7.6 million from December 31, 2008 to December 31, 2009, of which $7.1 million relates to timing of cash collection and lower revenue recognized in 2009 compared to 2008. An additional $0.5 million resulted from assets sold during the year.

Property, Plant, and Equipment. Property, plant, and equipment decreased $22.8 million during the period from December 31, 2008 to December 31, 2009, of which $0.4 million relates to an impairment charge, $0.6 million relates to assets sold, and depreciation of $24.7 million. These decreases in property, plant, and equipment were partially offset by $2.5 million that was used for capital expenditures.

Goodwill. Goodwill decreased $247.0 million from December 31, 2008 to December 31, 2009, of which $246.5 million relates to an impairment charge and $0.5 million relates to assets sold.

Intangible Assets. Intangible assets decreased $269.3 million from December 31, 2008 to December 31, 2009, of which $237.2 million relates to an impairment charge, $1.0 million relates to assets sold, and $31.1 million relates to amortization.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $11.7 million from December 31, 2008 to December 31, 2009 of which $13.5 million came from assets sold during 2009, including land in Quincy, Massachusetts, Iowa publications and other real estate, partially offset by $1.8 million from assets classified as held for sale during 2009.

Current Portion of Long-term Liabilities. Current portion of long-term liabilities increased $12.5 million from December 31, 2008 to December 31, 2009 which was primarily attributable to $11.5 million reclassification of preferred stock in subsidiary from long-term liabilities and $1.1 million increase in preferred stock dividend payable.

Short-term Note Payable. Short-term note payable decreased $11.5 million from December 31, 2008 to December 31, 2009 due to a $4.0 million repayment and the recognition of a gain on early extinguishment of debt of $7.5 million as a result of an amendment to the payment terms of the Morris promissory note.

Short-term Debt. Short-term debt decreased $9.0 million from December 31, 2008 to December 31, 2009 due to a $9.0 million repayment.

Accounts Payable. Accounts payable decreased $14.3 million from December 31, 2008 to December 31, 2009, which was primarily attributable to decreased operating expenses and the timing of vendor payments.

Accrued Interest. Accrued interest decreased $4.7 million from December 31, 2008 to December 31, 2009 primarily attributable to a decrease in interest rates and a timing of interest payments, as a significant interest payment was due in the first three months of 2009.

Long-term Liabilities, Less Current Portion. Long-term liabilities, less current portion decreased $11.9 million which was primarily attributable to $11.5 million reclassification of preferred stock in subsidiary current portion of long-term liabilities.

Derivative Instruments. Derivative instruments increased $9.7 million from December 31, 2008 to December 31, 2009, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Deficit. Accumulated deficit increased $530.1 million from December 31, 2008 to December 31, 2009 from a net loss attributable to Gate House Media, of $530.1 million

Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirectly wholly owned subsidiary of ours, GateHouse Media Holdco, Inc. (“Holdco”), an indirectly wholly owned subsidiary of ours, and certain of their subsidiaries entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent.

The 2007 Credit Facility, prior to execution of the Second Amendment (defined below), provided for a: (a) $670.0 million term loan facility that matures on August 28, 2014; (b) a delayed draw term loan facility of up to $250.0 million that matures on August 28, 2014, and (c) a revolving credit facility with a $40.0 million aggregate loan commitment amount available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, that matures on February 28, 2014. The borrowers used the proceeds of the 2007 Credit Facility to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility is secured by a first priority security interest in; (a) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries; (b) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries; and (c) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the 2007 Credit Facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

As of December 31, 2009, a total of $670.0 million was outstanding under the term loan facility, $250.0 million was outstanding under the delayed draw term loan facility and no amounts were outstanding under the revolving credit facility. Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, at a rate equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, we also pay a quarterly commitment fee is also payable on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, we are required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility is also payable.

No principal payments are due on the term loan facilities or the revolving credit facility until the applicable maturity date. The borrowers are required to prepay borrowings under the term loan facilities in an amount equal to 50.0% of Holdco’s Excess Cash Flow (as defined in the 2007 Credit Facility) earned during the previous fiscal year, except that no prepayments are required if the Total Leverage Ratio (as defined in the 2007 Credit Facility) is less than or equal to 6.0 to 1.0 at the end of such fiscal year. In addition, the borrowers are required to prepay borrowings under the term loan facilities with asset disposition proceeds in excess of specified amounts to the extent necessary to cause Holdco’s Total Leverage Ratio to be less than or equal to 6.25 to 1.00, and with cash insurance proceeds and condemnation or expropriation awards, in excess of specified amounts, subject, in each case, to reinvestment rights. The borrowers are required to prepay borrowings under the term loan facilities with the net proceeds of equity issuances by us in an amount equal to the lesser of (a) the amount by which 50.0% of the net cash proceeds exceeds the amount (if any) required to repay any credit facilities of ours or (b) the amount of proceeds required to reduce Holdco’s Total Leverage Ratio to 6.0 to 1.0. The borrowers are also required to prepay borrowings under the term loan facilities with 100% of the proceeds of debt issuances (with specified exceptions), except that no prepayment is required if Holdco’s Total Leverage Ratio is less than 6.0 to 1.0. If the term loan facilities have been paid in full, mandatory prepayments are applied to the repayment of borrowings under the swingline facility and revolving credit facilities and the cash collateralization of letters of credit.

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which we are generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to us to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under our acquisition credit facilities. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at December 31, 2009 and, therefore, we were not required to be in compliance with the Total Leverage Ratio covenant.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provided that the Borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275.0 million. As amended by the First Amendment, the 2007 Credit Facility includes $1.195 billion of term loan facilities and $40.0 million of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility prior to its amendment. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of December 31, 2009, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First

Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

As previously noted, the First Amendment also modified the interest rates applicable to the term loans under the prior 2007 Credit Facility. Term loans thereunder accrue interest at a rate per annum equal to, at the option of the Borrower, (a) adjusted LIBOR plus a margin equal to 2.00% or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin equal to 1.00%. The terms of the previously outstanding borrowings were also modified to include a 1.00% prepayment premium corresponding to the prepayment premium applicable to the First Amendment term loans and a corresponding “most favored nation” interest provision.

Second Amendment to 2007 Credit Facility

On February 3, 2009, the borrowers entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default under the Credit Agreement has occurred and is continuing or would result from such repurchases, (b) the sum of Unrestricted Cash and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20.0 million; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and the Company cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made.

The Second Amendment also reduces the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40.0 million to $20.0 million; (b) for the letter of credit subfacility, from $15.0 million to $5.0 million; and (c) for the swingline loan subfacility, from $10.0 million to $5.0 million.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied.

In conjunction with the Second Amendment, the Company incurred and expensed approximately $550,000 of fees. The existing unamortized deferred financing fees that should be written off, in accordance with FASB ASC Topic 855, “Debt”, as a result of the decrease in borrowing capacity were not significant. We determined that the approximate net impact of $400,000 was immaterial and as a result we expensed the $550,000 of new fees and continue to amortize the existing deferred financing fees.

As of December 31, 2009, a total of $1.195 billion was outstanding under the 2007 Credit Facility.

Note Payable

In connection with the acquisition of certain newspapers from Morris Publishing Group, we committed to pay a portion of the purchase price under a $10.0 million promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. On May 1, 2009, we entered into a second amendment to the promissory note with Morris Publishing Group, which requires monthly payments of interest only from January through December of 2009. On September 25, 2009, we entered into an accommodation agreement and release with Morris Publishing Group, which extinguished the promissory note for $4.0 million. As of December 31, 2009, the Company recognized a gain on early extinguishment of this debt in the amount of $7.538 million.

2008 Bridge Facility

On February 15, 2008, we and GateHouse Media Intermediate Holdco, Inc., a subsidiary of ours (“Holdco II”), (collectively, the “Bridge Borrower”) entered into the 2008 Bridge Facility with Barclays Capital (“Barclays”). The 2008 Bridge Facility originally provided for a $20.6 million term loan facility subject to extensions through August 15, 2009. The Bridge Facility is secured by a first priority security interest in all present and future capital stock of Holdco owned by Holdco II and all proceeds thereof.

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

Furthermore, under the Second Waiver and Amendment to the 2008 Bridge Facility the covenant requiring compliance with the Total Leverage Ratio was eliminated. The Bridge Borrower also agreed to prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the Projected Cash Balance by $2.0 million, starting in May of 2009, and agreed to make certain prepayments in the event of any voluntary repurchase or prepayment of term loans under the 2007 Credit Facility.

Third Waiver to the 2008 Bridge Facility

On June 1, 2009, Holdco II entered into the Third Waiver to the 2008 Bridge Facility. The Third Waiver waived compliance by Holdco II with the obligation to pay the monthly payment due on May 31, 2009 in the principal amount of $1.5 million until June 12, 2009.

Third Amendment to 2008 Bridge Facility

On June 12, 2009, Holdco II entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1.5 million under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. As a result of the prepayment of a portion of the 2008 Bridge Facility the final payment has been accelerated to December 2010. The Bridge Borrower’s agreement to prepay the 2008 Bridge Facility in any month was amended to provide that the Bridge Borrower prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4.0 million, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days. As of December 31, 2009, a total of $8.0 million was outstanding under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following the full repayment by us of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11.5 million is included in current portion of long-term liabilities, and dividends of $1.567 million are accrued as of December 31, 2009. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.5% of the Company’s outstanding Common Stock.

Compliance with Covenants

We currently are in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended, and the 2008 Bridge Facility, as amended. However, due to restrictive covenants and conditions within each of the facilities, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Fair Value

The fair value of our total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $689.0 million.

Payment Schedule

As of December 31, 2009, scheduled principal payments of outstanding debt are as follows (in thousands):

2010	8,000
2011	—
2012	—
2013	—
2014	1,195,000

$1,203,000
Less: Short-Term Debt	8,000

Long-Term Debt	$1,195,000

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
	(In Thousands)
2007 Credit Facility and short-term note payable	$66,111	$57,417	$57,417	$57,417	$1,233,278	$—	$1,471,640
Noncompete payments	739	721	631	419	286	850	3,646
Operating lease obligations	4,935	2,689	2,312	2,168	1,741	1,654	15,499
Letters of credit	5,265	—	—	—	—	—	5,265

Total	$77,050	$60,827	$60,360	$60,004	$1,235,305	$2,504	$1,496,050

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. ASC 820 applies to other accounting pronouncements that require or permit fair value measurements. ASC 820 does not require any new fair value measurements. ASC 820 is initially effective for financial statements issued for fiscal years beginning after November 15, 2007. However, the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Accordingly, our adoption of ASC 820 in 2008 was primarily related to the valuation of our derivative instruments. The adoption of ASC 820 in 2008 decreased the value of the derivative instruments by $3.3 million upon adoption. The adoption of ASC 820 did not have a material effect on nonfinancial assets and liabilities.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”), and FASB ASC Topic 810 “Consolidation” (“ASC 810”).

ASC 805 significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. ASC 805 further changes the accounting treatment for certain specific items, including:

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

ASC 805 includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. The adoption of ASC 805 could have a material impact on the consolidated financial statements if significant acquisitions are consummated in the future.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810 “Consolidation” (“ASC 810”). ASC 810 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. ASC 810 applies prospectively as of January 1, 2009, except for the presentation on disclosure requirements which will be applied retrospectively for all periods presented. Effective January 1, 2009 the Company revised its financial statement presentation for the noncontrolling interest related to a small subsidiary.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The principal impact from this standard required us to expand our disclosures regarding derivative instruments.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 105 “Generally Accepted Accounting Principles” (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force

(“EITF”) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. Pursuant to the Codification, all other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the Codification for the quarter ending September 30, 2009. There was no change to our Consolidated Financial Statements due to the implementation of the Codification.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events.” This statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted this Statement in the quarter ended June 30, 2009 and our financial statements were not impacted. The guidance was subsequently nullified by FASB ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” which amends ASC 855 and was issued in February 2010.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825 “Financial Instruments” (“ASC 825”), which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This ASC 825 requires those disclosures in summarized financial information at interim reporting periods. We adopted the provisions of ASC 825 during the three months ended June 30, 2009. See Note 10 of the condensed consolidated financial statements.

In January 2010, the FASB issued guidance as Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.

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

Management’s Use of Adjusted EBITDA

Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to income from operations, net income (loss), cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. We believe that it also provides an indicator for management to determine if adjustments to current spending decisions are needed.

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

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from June 6, 2005 to December 31, 2005		Period from January 1, 2005 to June 5, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)		(Predecessor)
			(In Thousands)
Income (loss) from continuing operations	$(527,347)	$(658,710)	$(234,165)	$(2,486)	$9,565		$(24,831)
Income tax expense (benefit)	342	(21,139)	(31,789)	(3,769)	7,050		(3,027)
Unrealized (gain) loss on derivative instrument(1)	12,672	10,119	2,378	(1,150)	(10,807)		—
Loss on early extinguishment of debt(2)	(7,538)	—	2,240	2,086	—		5,525
Amortization of deferred financing costs	1,360	1,845	2,101	544	67		643
Interest expense—dividends on mandatorily redeemable preferred stock	—	—	—	—	—		13,484
Write-off of financing costs	743	—	—	—	—		—
Interest expense—debt	64,631	88,630	76,726	35,994	11,760		13,232
Impairment of long-lived assets	206,089	123,717	1,553	917	—		—
Transaction costs related to Merger and Massachusetts Acquisitions	—	—	—	—	2,850		7,703
Depreciation and amortization	55,752	69,913	57,092	23,610	8,030		5,776
Goodwill and mastheads impairment	275,310	488,543	225,820	—	—		—

Adjusted EBITDA from continuing operations	$82,014 (a)	$102,918 (b)	$101,956 (c)	$55,746 (d)	$28,515	(e)	$18,505 (f)

(a)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,463 which are one time in nature or non-cash compensation. Included in these net expenses of $9,463 is non-cash compensation and other expenses of $8,635, non-cash portion of post retirement benefits expense of $(782), integration and reorganization costs of $2,028 and $418 gain on the sale of assets. Adjusted EBITDA also does not include $(472) of EBITDA generated from our discontinued operations.
(b)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,149 which are one time in nature or non-cash compensation. Included in these net expenses of $24,149 is non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499), integration and reorganization costs of $7,113 and $337 loss on the sale of assets. Adjusted EBITDA also does not include $4,307 of EBITDA generated from our discontinued operations.
(c)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $4,956 of EBITDA generated from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(d)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109 which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

Adjusted EBITDA also does not include $1,860 of EBITDA generated from our discontinued operations, including Globe, Arizona, Oswego, New York, and Milton and Sayre, Pennsylvania.

(e)	Adjusted EBITDA for the period from June 6, 2005 to December 31, 2005 included net expenses of $1,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,643 is non-cash compensation and other expense of $681 and integration and reorganization costs of $1,002, which are partially offset by a $40 gain on the sale of assets.
(f)	Adjusted EBITDA for the period from January 1, 2005 to June 5, 2005 included net expenses of $1,564 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,564 is non-cash compensation and other expense of $796 and management fees paid to prior owners of $768.
(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570.0 million. At December 31, 2009, after consideration of the interest rate swaps described below, $570.0 million of the remaining principal amount of our term loans are subject to floating interest rates.

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $5.8 million, based on average pro forma floating rate debt outstanding during 2009, after consideration of the interest rate swaps of $625.0 million described below, and average amounts outstanding under the 2008 Bridge Facility and revolving credit facility during 2009.

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

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.7 million based on newsprint usage for the year ended December 31, 2009 of approximately 65,700 metric tons.

Item 8.	Financial Statements and Supplementary Data

GATEHOUSE MEDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GateHouse Media, Inc.

We have audited the accompanying consolidated balance sheets of GateHouse Media, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GateHouse Media, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GateHouse Media, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 4, 2010

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,999	$11,744
Accounts receivable, net of allowance for doubtful accounts of $4,569 and $6,024 at December 31, 2009 and 2008, respectively	67,669	75,274
Inventory	7,049	10,790
Prepaid expenses	5,128	4,576
Other current assets	6,873	3,808

Total current assets	97,718	106,192
Property, plant, and equipment, net of accumulated depreciation of $81,493 and $57,400 at December 31, 2009 and 2008, respectively	171,572	194,401
Goodwill	14,343	261,332
Intangible assets, net of accumulated amortization of $130,472 and $100,132 at December 31, 2009 and 2008, respectively	295,731	565,033
Deferred financing costs, net	5,695	7,055
Other assets	5,442	2,489
Long-term assets held for sale	1,428	13,119

Total assets	$591,929	$1,149,621

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term liabilities	$14,369	$1,879
Short-term note payable	—	11,538
Short-term debt	8,000	17,000
Accounts payable	6,075	20,378
Accrued expenses	28,598	31,395
Accrued interest	3,235	7,895
Deferred revenue	27,826	28,444

Total current liabilities	88,103	118,529
Long-term liabilities:
Long-term debt	1,195,000	1,195,000
Long-term liabilities, less current portion	4,733	16,658
Derivative instruments	44,522	34,957
Pension and other postretirement benefit obligations	13,147	13,555

Total liabilities	1,345,505	1,378,699

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2009; 58,313,868 and 58,213,868 shares issued, and 58,104,009 and 58,020,693 outstanding at December 31, 2009 and December 31, 2008, respectively	568	568
Additional paid-in capital	829,009	825,580
Accumulated other comprehensive loss	(48,916)	(51,604)
Accumulated deficit	(1,533,421)	(1,003,319)
Treasury stock, at cost, 209,859 and 193,175 shares at December 31, 2009, and December 31, 2008, respectively	(306)	(303)

Total GateHouse Media stockholders’ deficit	(753,066)	(229,078)
Noncontrolling interest	(510)	—

Total stockholders’ deficit	(753,576)	(229,078)

Total liabilities and stockholders’ deficit	$591,929	$1,149,621

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues:
Advertising	$409,725	$492,557	$424,974
Circulation	142,023	145,653	117,023
Commercial printing and other	33,290	40,841	32,928

Total revenues	585,038	679,051	574,925
Operating costs and expenses:
Operating costs	335,602	382,333	309,633
Selling, general, and administrative	165,160	186,409	154,406
Depreciation and amortization	55,752	69,913	57,092
Integration and reorganization costs	2,029	7,113	7,490
Impairment of long-lived assets	206,089	123,717	1,553
(Gain) loss on sale of assets	(418)	337	1,496
Goodwill and mastheads impairment	275,310	488,543	225,820

Operating loss	(454,486)	(579,314)	(182,565)
Interest expense	64,631	88,630	76,726
Amortization of deferred financing costs	1,360	1,845	2,101
(Gain) loss on early extinguishment of debt	(7,538)	—	2,240
Unrealized loss on derivative instrument	12,672	10,119	2,378
Other (income) expense	1,394	(59)	16

Loss from continuing operations before income taxes	(527,005)	(679,849)	(266,026)
Income tax expense (benefit)	342	(21,139)	(31,861)

Loss from continuing operations	(527,347)	(658,710)	(234,165)
Income (loss) from discontinued operations, net of income taxes	(3,265)	(14,596)	2,741

Net loss	$(530,612)	$(673,306)	$(231,424)
Net loss attributable to noncontrolling interest	$510	$—	$—

Net loss attributable to GateHouse Media	$(530,102)	$(673,306)	$(231,424)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(9.18)	$(11.54)	$(5.05)
Net loss attributable to GateHouse Media	$(9.24)	$(11.80)	$(4.99)
Dividends declared per share	$—	$0.20	$1.57

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2006	39,147,263	$381	$486,011	$(2,644)	$(10,604)	6,000	$(60)	$—	$473,084
Comprehensive loss:
Net loss	—	—	—	—	(231,424)	—	—	—	(231,424)
Unrealized loss on derivative instrument, net of income taxes of $930	—	—	—	(48,764)	—	—	—	—	(48,764)
Net actuarial loss and prior service cost, net of income taxes of $930	—	—	—	1,446	—	—	—	—	1,446

Comprehensive loss									(278,742)
Restricted share grants	198,846	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	4,617	—	—	—	—	—	4,617
Restricted share forfeitures	(99,036)	—	—	—	—	35,469	—	—	—
Restricted stock canceled for withholding tax	—	—	—	—	—	14,309	(176)	—	(176)
Deferred offering costs from initial public offering	—	—	(38)	—	—	—	—	—	(38)
Issuance of common stock from follow on public offering, net of issuance costs	18,700,000	187	331,435	—	—	—	—	—	331,622
Common stock cash dividends	—	—	—	—	(76,379)	—	—	—	(76,379)

Balance at December 31, 2007	57,947,073	$568	$822,025	$(49,962)	$(318,407)	55,778	$(236)	$—	$453,988

Comprehensive loss:
Net loss	—	—	—	—	(673,306)	—	—	—	(673,306)
Unrealized loss on derivative instrument, net of income taxes of $0	—	—	—	(373)	—	—	—	—	(373)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,269)	—	—	—	—	(1,269)

Comprehensive loss									(674,948)
Restricted share grants	266,795	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	3,555	—	—	—	—	—	3,555
Purchase of treasury stock	—	—	—	—	—	137,397	(67)	—	(67)
Common stock cash dividends	—	—	—	—	(11,606)	—	—	—	(11,606)

Balance at December 31, 2008	58,213,868	$568	$825,580	$(51,604)	$(1,003,319)	193,175	$(303)	$—	$(229,078)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2008	58,213,868	$568	$825,580	$(51,604)	$(1,003,319)	193,175	$(303)	$—	$(229,078)
Comprehensive loss:
Net loss	—	—	—	—	(530,102)	—	—	(510)	(530,612)
Gain on derivative instruments, net of income taxes of $0	—	—	—	3,107	—	—	—	—	3,107
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(419)	—	—	—	—	(419)

Comprehensive loss .	—							—	(527,924)
Restricted share grants	100,000	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	3,429	—	—	—	—	—	3,429
Purchase of treasury stock	—	—	—	—	—	16,684	(3)	—	(3)

Balance at December 31, 2009	58,313,868	$568	$829,009	$(48,916)	$(1,533,421)	209,859	$(306)	$(510)	$(753,576)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from operating activities:
Net loss	$(530,612)	$(673,306)	$(231,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,821	71,573	57,750
Amortization of deferred financing costs	1,360	1,845	2,101
Loss on derivative instrument	12,672	10,119	2,378
Non-cash compensation expense	3,429	3,555	4,687
Deferred income taxes	—	(21,348)	(32,154)
(Gain) loss on sale of assets	(418)	337	1,495
(Gain) loss on early extinguishment of debt	(7,538)	—	2,240
Pension and other postretirement benefit obligations	(782)	(1,499)	800
Non-cash interest expense	—	618	—
Impairment of long-lived assets	208,794	132,856	1,553
Goodwill and mastheads impairment	275,310	496,309	225,993
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	7,120	11,197	5,153
Inventory	3,704	(1,697)	2,138
Prepaid expenses	(596)	274	1,143
Other assets	(2,696)	(790)	(2,685)
Accounts payable	(14,303)	6,663	5,021
Accrued expenses	(3,001)	(7,033)	10,548
Accrued interest	(4,660)	(2,052)	7,589
Deferred revenue	(463)	(1,349)	(398)
Other long-term liabilities	717	(766)	(195)

Net cash provided by operating activities	3,858	25,506	63,733

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,476)	(9,704)	(8,602)
Proceeds from sale of publications and other assets	11,151	48,938	79,658
Acquisition of Enterprise NewsMedia, LLC, net of cash acquired	—	—	(154)
Acquisition of The Copley Press, Inc. Newspapers, net of cash acquired	—	(11)	(385,756)
Acquisition of Gannett Co., Inc. Newspapers, net of cash acquired	—	—	(418,576)
Other acquisitions, net of cash acquired	(275)	(27,548)	(317,738)

Net cash provided by (used) in investing activities	8,400	11,675	(1,051,168)

Cash flows from financing activities:
Payment of debt issuance costs	—	(7)	(7,460)
Borrowings under term loans	—	19,505	1,534,757
Repayments of term loans	(9,000)	(22,547)	(897,757)
Repayments under short-term note payable	(4,000)	—	—
Borrowings under revolving credit facility	—	39,700	54,700
Repayments under revolving credit facility	—	(50,700)	(43,700)
Payment of offering costs	—	—	(1,374)
Issuance of common stock, net of underwriter’s discount	—	—	332,939
Purchase of treasury stock	(3)	(67)	(176)
Payment of dividends	—	(34,731)	(62,700)
Issuance of subsidiary preferred stock	—	11,500	—
Payment of subsidiary preferred stock issuance costs	—	(186)	—

Net cash provided by (used in) financing activities	(13,003)	(37,533)	909,229

Net decrease in cash and cash equivalents	(745)	(352)	(78,206)
Cash and cash equivalents at beginning of period	11,744	12,096	90,302

Cash and cash equivalents at end of period	$10,999	$11,744	$12,096

Supplemental disclosures on cash flow information:
Cash interest paid	$67,950	$89,677	$74,910
Cash income taxes paid	487	115	131
Note payable issued related to the acquisition of Morris Publishing Group	—	—	10,000

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

GateHouse Media, Inc. (“GateHouse”), formerly Liberty Group Publishing, Inc. (“LGP”), and subsidiaries is a leading U.S. publisher of local newspapers and related publications that are generally the dominant source of local news and print advertising in their markets. As of December 31, 2009, the Company (as defined below) owned and operated 469 publications located in 21 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

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

(c) Initial Public Offering

On October 25, 2006, the Company completed its initial public offering (“IPO”) of 13,800,000 shares of common stock at $18.00 per share. The Company’s registered common stock is currently quoted over-the-counter on the Pink OTC Markets, Inc., or “pink sheets,” under the symbol “GHSE.”

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

(e) Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. This has led to increased losses, reduced cash flow from operations and the need to record impairment

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

charges for certain long term assets. It has also made it more difficult to meet certain debt covenants and has eliminated the availability of additional borrowings under the Company’s revolving debt agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow and will continue to execute on these plans. This includes suspending the payment of the Company’s cash dividend, the issuance of preferred stock, the repayment of borrowings under the revolving debt agreement, and the planned continued implementation of cost reduction programs. Management believes these initiatives will provide the financial resources necessary to invest in the business, ensure the Company’s future success, and will provide the cash flow to enable the Company to meet its financial commitments in 2010.

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

(g) Fiscal Year

The Company’s fiscal year end is December 31, 2009. CP Media, the newspapers acquired from the Copley Press, Inc. and Gannett Co., Inc., subsidiaries of the Company, have a fiscal year which ends on the Sunday closest to December 31 which was December 27 in 2009.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

For tax purposes, the amount of goodwill that is expected to be deductible is $608,668 as of December 31, 2009.

Goodwill and mastheads are not amortized pursuant to FASB ASC Topic 350 “Intangibles—Goodwill and Other” (“ASC 350”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

In accordance with ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in the Company’s stock price. The Company performs an annual impairment assessment on June 30 of each year. As required by ASC 350, the Company performs its impairment analysis on each of its reporting units, represented by its geographic regions. The geographic regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value.

No goodwill or masthead impairment charges were recorded during the quarter ended December 31, 2009.

As part of the Company’s annual impairment assessment as of June 30, 2009 the Company recorded an impairment charge related to goodwill of $245,974 and a newspaper masthead impairment charge of $29,336. Due to reductions in operating projections within various reporting units, an impairment charge of $206,089 was recorded related to the Company’s advertiser and subscriber relationships as of June 30, 2009.

The Company determined that it should perform impairment testing of goodwill and indefinite lived intangible assets during the fourth quarter of 2008, due to a change in the assessment of future operations and declines in market transactions. As a result of the declines in fair values of the reporting units, the Company recorded an impairment charge related to goodwill of $125,894 and a newspaper masthead impairment charge of $29,840 in the fourth quarter of 2008.

As part of the Company’s annual impairment assessment as of June 30, 2008, the Company recorded an impairment charge related to goodwill of $299,153 and a newspaper masthead impairment charge of $41,422.

The Company determined that it should perform impairment testing of goodwill and indefinite lived intangibles during the fourth quarter of 2007, due to the decline of the Company’s stock price. As a result, the Company recorded an impairment charge of $201,479 related to goodwill and $24,514 related to mastheads.

Refer to Note 6 for additional information on the impairment testing of goodwill and indefinite lived intangible assets.

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”). The Company assesses the recoverability of its long-lived assets, including property, plant, and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

recoverable. Impairment indicators include significant under performance relative to historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates. If the carrying value of the assets exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would be measured as the difference between the fair value and its carrying value.

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

The Company records tax assets and liabilities at the date of a purchase business combination, based on management’s best estimate of the ultimate tax basis that will be accepted by the tax authority, and liabilities for prior tax returns of the acquired entity should be based on the Company’s best estimate of the ultimate settlement in accordance with guidance now codified as FASB ASC Topic 805, “Business Combinations” (“ASC 805”). At the date of a change in the Company’s best estimate of the ultimate tax basis of acquired assets, liabilities, and carryforwards, and at the date that the tax basis is settled with the tax authority, tax assets and liabilities should be adjusted to reflect the revised tax basis and the amount of any settlement with the tax authority for prior-year income taxes. Similarly, at the date of a change in the Company’s best estimate of items relating to the acquired entity’s prior tax returns, and at the date that the items are settled with the tax authority, any liability previously recognized should be adjusted. The effect of those adjustments should be recognized in earnings.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), effective January 1, 2007 and now codified as ASC 740. There was no impact as a result of the implementation of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of December 31, 2009 and 2008, the Company had unrecognized tax benefits of approximately $5,068 and $4,726, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(n) Fair Value of Financial Instruments

The Company has reviewed its cash equivalents, accounts receivable, accounts payable, and accrued expenses and has determined that their carrying values approximate fair value due to the short maturity of these instruments. The Company reviewed the fair value of its debt as disclosed in Note 9.

The Company accounts for derivative instruments in accordance with guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). These standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity or net earnings depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

(o) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(p) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the estimated remaining term of the related debt.

(q) Advertising

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses of $4,397, $4,951 and $4,444 during the years ended December 31, 2009, 2008, and 2007, respectively.

(r) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(s) Stock-based Employee Compensation

On January 1, 2006, the Company adopted guidance now codified as FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). ASC 718 requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates. The Company adopted ASC 810 using the modified prospective transition method, therefore, prior results were not restated. Under the modified prospective method, share-based compensation is recognized for new awards, the modification, repurchase or cancellation of awards and the remaining portion of service under previously granted, unvested awards outstanding as of the date of adoption. Accordingly, the expense required under ASC 810 has been recorded beginning January 1, 2006.

(t) Pension and Postretirement Liabilities

FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”), became effective for the Company during the year ended December 31, 2006, and requires recognition of an asset or liability in the

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders’ equity. ASC 715 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. During the years ended December 31, 2009, 2008 and 2007 a total of $(419), $(1,269) and $1,446 net of taxes of $0, $0 and $930 respectively, was recognized in other comprehensive income (see Note 14).

(u) Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

(v) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the 2009 presentation.

(w) Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as ASC 820. ASC 820 defines fair value, provides a market-based framework for measuring fair value, and expands disclosure requirements. ASC 820 applies to other accounting pronouncements that require or permit fair value measurements. ASC 820 does not require any new fair value measurements. ASC 820 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB provided a one year deferral for implementation of the standard for non-financial assets and liabilities. Accordingly, the Company’s adoption of ASC 820 in 2008 was primarily related to the valuation of its derivative instruments. The adoption of ASC 820 in 2008 decreased the value of the derivative instruments by $3,300 upon adoption. The adoption of ASC 820 did not have a material effect on nonfinancial assets and liabilities.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, and FASB ASC Topic 810 “Consolidation” (“ASC 810”).

ASC 805 significantly changes the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. ASC 805 further changes the accounting treatment for certain specific items, including:

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

ASC 805 includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to the Company’s business combinations for which the acquisition date is on or after January 1, 2009. The adoption of ASC 805 could have a material impact on the consolidated financial statements if significant acquisitions are consummated in the future.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810 “Consolidation” (“ASC 810”). ASC 810 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. ASC 810 applies prospectively as of January 1, 2009, except for the presentation on disclosure requirements which will be applied retrospectively for all periods presented. Effective January 1, 2009 the Company revised its financial statement presentation for the noncontrolling interest related to a small subsidiary.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The new standard requires additional disclosures regarding a company’s derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related as well as cross-referencing within the notes to the financial statements to enable financial statement users to locate important information about derivative instruments, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The principal impact from this standard required the Company to expand its disclosures regarding derivative instruments.

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

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events.” This Statement sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009 and the Company’s financial statements were not impacted. The guidance was subsequently nullified by FASB ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” which amends ASC 855 and was issued in February 2010.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

In January 2010, the FASB issued guidance as Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $3,429, $3,555 and $4,687, during the years ended December 31, 2009, 2008 and 2007, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2009 was $2,164, which is expected to be recognized over a weighted-average period of 1.5 years through April 2013.

(a) Restricted Share Grants (“RSGs”)

Prior to the Company’s initial public offering (“IPO”) in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the years ended December 31, 2009, 2008 and 2007 the Company recognized $3,429, $3,555 and $4,687 respectively in share-based compensation expense related to RSGs.

As of December 31, 2009 and 2008, there were 570,696 and 868,492 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $10.01 and $12.54, respectively. As of December 31, 2009, the aggregate intrinsic value of unvested RSGs was $114. As of December 31, 2009, the aggregate fair value of vested RSGs was $79.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

RSG activity was as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	868,492	$12.54	1,035,480	$13.87	1,051,763	$14.33
Granted	100,000	0.06	266,795	7.45	198,846	11.69
Vested	(392,571)	13.03	(317,767)	13.27	(80,624)	19.78
Forfeited	(5,225)	13.13	(116,016)	14.60	(134,505)	10.72

Unvested at end of year	570,696	$10.01	868,492	$12.54	1,035,480	$13.87

ASC 810 requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

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

The Company retrospectively applied the valuation to share-based compensation relating to RSGs and common stock sales which occurred from January 2006 to May 2006. Therefore, the financial statements reflect this valuation for grants made prior to the Company’s IPO.

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

For tax purposes, the amount of goodwill that is expected to be deductible is $5,069 for the newspapers acquired during the twelve months ended December 31, 2009.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2009:

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

For tax purposes, goodwill is deductible for the newspapers acquired from Morris Publishing Group as of December 31, 2009.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2009:

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

For tax purposes, goodwill is deductible for the newspapers acquired from Gannett Co., Inc. as of December 31, 2009

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2009:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $104,433 for the newspapers acquired from the Copley Press, Inc. as of December 31, 2009.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2009:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $48,454 for SureWest Directories as of December 31, 2009.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date adjusted through December 31, 2009:

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

For tax purposes, the amount of goodwill that is expected to be deductible is $25,357 for the newspapers acquired from the Journal Register Company as of December 31, 2009.

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

(h) Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2007, set forth below, presents the results of operations as if the acquisitions of the newspapers from The Copley Press, Inc. and the newspapers from Gannett Co., Inc. had occurred on January 1, 2007. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period. The unaudited pro forma condensed consolidated statements of operations data, set forth below, does not give pro forma effect to the following acquisitions which are not considered significant:

•	the acquisition of all the issued and outstanding capital stock of SureWest Directories from SureWest Communications for an aggregate purchase price of approximately $110,156 in February of 2007;

•	the acquisition of eight publications from the Journal Register Company for an aggregate purchase price of approximately $72,371 in February of 2007; and

•	the acquisition of thirty seven publications from Morris Publishing Group for an aggregate purchase price of approximately $122,768 in November, 2007.

Year Ended December 31, 2007
Revenues	$647,863
Net loss from continuing operations	$(241,295)
Net loss	$(231,424)
Net loss per common share
Basic	$(4.99)
Diluted	$(4.99)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(4) Restructuring

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

Information related to restructuring program activity during the years ended December 31, 2009 and 2008 is outlined below.

	Severance and Related Costs	Other Costs(1)	Total
Balance at December 31, 2007	$1,650	$41	$1,691
Acquisition related restructuring provision included as a liability on the opening balance sheet	240	—	240
Reversals of prior acquisition related restructuring provision included as a liability on the opening balance sheet	(472)	—	(472)
Restructuring provision included in Integration and Reorganization	3,659	1,741	5,400
Reversals of prior accruals included in Integration and Reorganization	(151)	(10)	(161)
Cash payments	(4,310)	(1,716)	(6,026)

Balance at December 31, 2008	$616	$56	$672
Restructuring provision included in Integration and Reorganization	1,537	419	1,956
Reversals of prior accruals included in Integration and Reorganization	(55)	—	(55)
Cash payments	(1,853)	(455)	(2,308)

Balance at December 31, 2009	$245	$20	$265

(1)	Other costs primarily included costs to consolidate operations

As of December 31, 2009, the accrued restructuring balance related to acquisitions was $0.

(5) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2009	2008
Land	$20,004	$20,203
Buildings and improvements	89,739	89,128
Machinery and equipment	124,029	123,704
Furniture, fixtures, and computer software	18,131	16,654
Construction in progress	1,162	2,112

	253,065	251,801
Less: accumulated depreciation and amortization	(81,493)	(57,400)

Total	$171,572	$194,401

Depreciation expense during the years ended December 31, 2009, 2008, and 2007 was $24,682, $27,150 and $19,604, respectively.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(6) Goodwill and Other Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,065	$1,905
Advertiser relationships	286,601	99,061	187,540
Customer relationships	8,940	1,646	7,294
Subscriber relationships	83,217	25,079	58,138
Trade name	5,493	1,556	3,937
Publication rights	345	65	280

Total	$389,566	$130,472	$259,094

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,637

Total	$50,980

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$2,262	$2,708
Advertiser relationships	455,568	76,787	378,781
Customer relationships	8,941	995	7,946
Subscriber relationships	123,452	19,039	104,413
Trade name	5,493	1,007	4,486
Publication rights	345	42	303

Total	$598,769	$100,132	$498,637

Nonamortized intangible assets:
Goodwill	$261,332
Mastheads	66,396

Total	$327,728

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16 years for advertiser relationships, 13.8 years for customer relationships, 16.5 years for subscriber relationships, 10 years for trade names and 10 years for publication rights.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $31,070, $42,763 and $37,488, respectively. Estimated future amortization expense as of December 31, 2009, is as follows:

For the year ending December 31:
2010	$24,533
2011	24,411
2012	24,102
2013	23,819
2014	23,773
Thereafter	138,456

Total	$259,094

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Balance at January 1, 2008	$701,852
Goodwill from acquisitions, net	571
Goodwill from divestitures	(16,044)
Goodwill impairment	(425,047)

Balance at December 31, 2008	261,332
Goodwill impairment on discontinued operations	(488)
Purchase and sale accounting adjustments	(527)
Goodwill impairment	(245,974)

Balance at December 31, 2009	$14,343

Goodwill from divestitures during the year ended December 31, 2008 relates primarily from the sale of certain newspapers originally acquired from the Morris Publishing Group.

As of December 31, 2009 and 2008, goodwill in the amount of $608,668 and $608,722, respectively was deductible for income tax purposes.

The Company’s date on which its annual impairment assessment is made is June 30. No impairment charge resulted from the assessments completed as of June 30, 2007. As of September 30, 2007 a review of impairment indicators was performed with the Company noting that its market capitalization continued to exceed its consolidated carrying value, and it was determined that an impairment analysis was not required.

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

The Company considered the goodwill and masthead impairment to be an impairment indicator under ASC 360, and performed an analysis of its undiscounted cash flows for amortizable intangibles. Due to reductions in operating projections within the Company’s Northeast reporting unit, an impairment charge of $102,517 was recorded related to the Company’s advertiser and subscriber relationships.

As of September 30, 2008, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

As of December 31, 2008, the Company reviewed the impairment indicators within ASC 350 and determined that an impairment analysis should be performed for all reporting units due to the reduction of estimated future cash flows and decline in market transaction multiples, primarily experienced during the fourth quarter of 2008.

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

As of December 31, 2009, a review of impairment indicators was performed with the Company noting that conditions regarding its financial results and forecast had not changed since the June 30, 2009 impairment test and its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(7) Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2009	2008
Accrued payroll	$4,085	$4,887
Accrued bonus	3,436	2,385
Accrued vacation	2,769	4,146
Accrued insurance	5,855	4,687
Accrued newsprint	285	945
Accrued other	12,168	14,345

	$28,598	$31,395

(8) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 31, 2009 are as follows:

For the year ending December 31:
2010	$4,935
2011	2,689
2012	2,312
2013	2,168
2014	1,741
Thereafter	1,654

Total minimum lease payments	$15,499

Future minimum operating lease payments have not been reduced by future minimum sublease income of $512.

Rental expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was $5,631, $5,434 and $4,888, respectively.

(9) Indebtedness

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

As of December 31, 2009, a total of $670,000 was outstanding under the term loan facility, $250,000 was outstanding under the delayed draw term loan facility and no amounts were outstanding under the revolving credit facility. Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, at a rate equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee is also payable on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same total leverage ratio (as described above) and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at December 31, 2009 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the 2007 Credit Facility prior to its amendment. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of December 31, 2009, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Second Amendment to 2007 Credit Facility

On February 3, 2009, the Company entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default (each as described in the 2007 Credit Facility) under the 2007 Credit Agreement has occurred and is continuing or would result from such repurchases, (b) the sum of Unrestricted Cash and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20,000; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and the Company cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made.

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

In conjunction with the Second Amendment, the Company incurred and expensed approximately $550 of fees. The existing unamortized deferred financing fees that should be written off, in accordance with FASB ASC Topic 855, “Debt”, as a result of the decrease in borrowing capacity were not significant. The Company determined that the approximate net impact of $400 was immaterial and, as a result, the Company expensed the $550 of new fees and continues to amortize the existing deferred financing fees.

As of December 31, 2009, a total of $1,195,000 was outstanding under the 2007 Credit Facility.

Note Payable

In connection with the acquisition of certain newspapers from Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. On May 1, 2009, the Company entered into a second amendment to the promissory note with Morris Publishing Group, which requires monthly payments of interest only from January through December of 2009. On September 25, 2009, the Company entered into an accommodation agreement and release with Morris Publishing Group, which extinguished the promissory note for $4,000. As of December 31, 2009, the Company recognized a gain on early extinguishment of this debt in the amount of $7,538.

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

Third Amendment to 2008 Bridge Facility

On June 12, 2009, Holdco II entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1,500 under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. As a result of the prepayment of a portion of the 2008 Bridge Facility the final payment has been accelerated to December 2010. The Bridge Borrower’s agreement to prepay the 2008 Bridge Facility in any month was amended to provide that the Bridge Borrower prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4,000, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days. As of December 31, 2009, a total of $8,000 was outstanding under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in current portion of long-term liabilities, and dividends of $1,567 are accrued as of December 31, 2009. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.5% of the Company’s outstanding Common Stock.

Compliance with Covenants

As of December 31, 2009 the Company was in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended, and the 2008 Bridge Facility, as amended. However, due to restrictive covenants and conditions within each of the facilities, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $689,000.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Payment Schedule

As of December 31, 2009, scheduled principal payments of outstanding debt are as follows:

2010	8,000
2011	—
2012	—
2013	—
2014	1,195,000

$1,203,000
Less: Short-Term Debt	8,000

Long-Term Debt	$1,195,000

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under ASC 815. For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair valueof the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$44,522	Derivative Instruments	$34,957

Total derivatives		$44,522		$34,957

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The Effect of Derivative Instruments on the Statement of Operations

for the Years Ended December 31, 2009 and 2008

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate swaps	Loss on derivative instrument	$(12,672)	$(10,119)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(10,563)	$(6,710)	Interest income/ (expense)	$(45,116)	$(7,027)	Other income/ (expense)	$998	$(3,092)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. For the period from January 1, 2006 through February 19, 2006, the hedge was deemed ineffective and, as a result, the change in the fair value of the derivative of $2,605 was recognized through earnings. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. The fair value of the swap decreased by $1,082, net, of which $(1,472) was recognized through earnings and a $234 increase in fair value net of income taxes of $156 was recognized through accumulated other comprehensive income. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income was reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the period from January 1, 2008 to August 18, 2008, the fair value of the swap decreased by $2,748, net, of which $2,383 was recognized through earnings and a $222 decrease in fair value, net of income taxes of $143 was recognized through accumulated other comprehensive income. During the year ended December 31, 2009, $8,256 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated net amount to be reclassified into earnings during the next twelve months is $4,047.

In connection with the 2006 Financing, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On August 18, 2008,

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the period from January 1, 2008 to August 18, 2008, the effective portion of the decrease in fair value of the swap of $326, net of income taxes of $210 was recognized through accumulated other comprehensive income. During the year ended December 31, 2009, $5,413 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated net amount to be reclassified into earnings during the next twelve months is $4,062.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the year ended December 31, 2009, the fair value of the swap decreased by $1,585, net, of which $76 increase was recognized through earnings and a $1,661 decrease in fair value was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the year ended December 31, 2009, the fair value of the swap decreased by $3,765, net, of which $456 increase was recognized through earnings and a $4,221 decrease in fair value was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the year ended December 31, 2009, the fair value of the swap decreased by $3,113, net, of which $409 increase was recognized through earnings and a $3,522 decrease in fair value was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the year ended December 31, 2009, the fair value of the swap decreased by $1,102, net, of which $57 increase was recognized through earnings and a $1,159 decrease in fair value was recognized through accumulated other comprehensive income.

A valuation allowance was reversed during the year ended December 31, 2009 related to the decrease in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $1,052 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of December 31, 2009 was $48,379.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(11) Income Taxes

Income tax expense (benefit) for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. Federal	$—	$—	$—
State and local	342	—	342

	$342	—	342

Year ended December 31, 2008:
U.S. Federal	$—	$(17,077)	$(17,077)
State and local	209	(4,271)	(4,062)

	$209	$(21,348)	$(21,139)

Year ended December 31, 2007:
U.S. Federal	$—	$(26,519)	$(26,519)
State and local	962	(6,304)	(5,342)

	$962	$(32,823)	$(31,861)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Computed “expected” tax expense (benefit)	$(179,008)	$(232,227)	$(90,454)
Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal benefit	—	(2,772)	(5,454)
Nondeductible meals and entertainment	75	142	92
Return to provision adjustment	(155)	21	(1,399)
Impairment of Non-Deductible Goodwill	26,710	61,114	24,676
Change in valuation allowance	152,476	151,745	39,775
Increase to provision for unrecognized tax benefits	342	209	897
Other	(98)	629	6

	$342	$(21,139)	$(31,861)

During the year ended December 31, 2009, income tax expense, net of income tax valuation allowance related to discontinued operations, was $0.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2009 and 2008 are presented below:

	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,789	$2,358
Inventory capitalization	2,760	4,224
Accrued expenses	11,416	9,211
Derivative instrument	17,403	13,659
Pension and other postretirement benefit obligation	5,481	5,602
Long-lived and intangible assets, principally due to differences in depreciation and amortization	233,107	92,751
Net operating losses	147,311	115,649

Gross deferred tax assets	419,267	243,454
Less valuation allowance	(419,267)	(243,454)

Net deferred tax assets	—	—

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

During the year ended December 31, 2007, the valuation allowance increased by $64,321, of which $45,800 was charged to earnings, and $18,521 was recorded through accumulated other comprehensive income. During the year ended December 31, 2008, the valuation allowance increased by $178,032, of which $178,309 was charged to earnings, $915 reduction was related to purchase accounting adjustments and $638 was recorded through accumulated other comprehensive income. During the year ended December 31, 2009, the valuation allowance increased by $175,813, of which $176,865 was changed to earnings and a $1,052 reduction was recorded through accumulated other comprehensive income.

At December 31, 2009, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $380,254, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates from 2018 through 2029. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

As discussed in Note 1, the Company adopted the provisions of FIN 48 as of January 1, 2007 and now codified as ASC 740. The cumulative effect of adopting FIN 48 had no effect on the Company’s retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $3,621 million. At December 31, 2009, the Company had unrecognized tax benefits of $5,068 which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits in 2009.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008 are as follows:

Balance as of January 1, 2008	$4,518
Increases based on tax positions prior to 2008	92
Increases based on tax positions in 2008	116

Unrecognized tax benefits as of December 31, 2008	$4,726
Increases based on tax positions prior to 2009	218
Increases based on tax positions in 2009	124

Unrecognized tax benefits as of December 31, 2009	$5,068

The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2005 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years. Currently, the 2006-2008 tax years are under examination by the Internal Revenue Service. We do not anticipate any material adjustments related to this examination.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(12) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Numerator for earnings per share calculation:
Loss from continuing operations attributable to GateHouse Media	$(526,837)	$(658,710)	$(234,165)
Income (loss) from discontinued operations, attributable to GateHouse Media, net of income taxes	(3,265)	(14,596)	2,741

Net loss attributable to GateHouse Media	$(530,102)	$(673,306)	$(231,424)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	57,412,401	57,058,454	46,403,965
Dilutive securities, including restricted share grants	—	—	—

Diluted weighted average shares outstanding	57,412,401	57,058,454	46,403,965
Loss per share—basic:
Loss from continuing operations attributable to GateHouse Media	$(9.18)	$(11.54)	$(5.05)
Income (loss) from discontinued operations, attributable to GateHouse Media, net of taxes	(0.06)	(0.26)	0.06

Net loss attributable to GateHouse Media	$(9.24)	$(11.80)	$(4.99)

Income (loss) per share—diluted:
Loss from continuing operations attributable to GateHouse Media	$(9.18)	$(11.54)	$(5.05)
Income (loss) from discontinued operations, attributable to GateHouse Media, net of taxes	(0.06)	(0.26)	0.06

Net loss attributable to GateHouse Media,	$(9.24)	$(11.80)	$(4.99)

During the years ended December 31, 2009 and 2008, 570,696 and 868,492 RSG’s, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

(13) Employee Benefit Plans

The Company maintains a GateHouse Media, Inc. defined contribution plan (the “Defined Plan”) designed to conform to IRS rules for 401(k) plans for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. Employees can contribute amounts up to 100% of their eligible gross wages to the plan, subject to IRS limitations. The Company implemented a Company wide matching contribution on January 1, 2008 and discontinued offering such matching contribution across the Company on January 1, 2009. The Company now only offers a matching contribution to certain groups of the Company’s employees. The Company’s current match ranges from 50% to 100% of a specified portion of employee contribution, which specified portion ranges from 1% to 6% of eligible gross wages. During the years ended December 31, 2009 and December 31, 2007, when the Company did not offer a matching contribution across the entire Company, the Company’s matching contributions to the plan were $107 and $1,264, respectively. During the year ended December 31, 2008, when the Company offered a matching contribution across the entire Company, the Company’s matching contribution to the plan was $3,060.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Publishers Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Executive Benefit Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

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

(In thousands, except share data)

(14) Pension and Postretirement Benefits

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

The Enterprise pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008 the medical and life insurance benefits were frozen and the plan was amended to limit future benefits to a select group of active employees under the Enterprise postretirement medical and life insurance plan. A curtailment gain in the amount of $297 and $2,434 was recognized related to the postretirement medical and life insurance plan during the years ended December 31, 2009 and 2008, respectively.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 31, 2009 and 2008, for the years ended December 31, 2009 and 2008.

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Change in projected benefit obligation:
Benefit obligation at beginning of period	$20,679	$6,705	$20,754	$11,304
Service cost	217	84	431	301
Interest cost	1,263	376	1,291	739
Actuarial (gain) loss	1,440	236	560	864
Benefits and expenses paid	(1,621)	(352)	(1,568)	(385)
Participant contributions	—	22	—	25
Plan change	—	(97)	—	(3,242)
Curtailments	—	(682)	(789)	(2,901)

Projected benefit obligation at end of period	$21,978	$6,292	$20,679	$6,705

Change in plan assets:
Fair value of plan assets at beginning of period	$14,066	$—	$17,429	$—
Actual return on plan assets	2,246	—	(3,556)	—
Employer contributions	698	330	1,763	360
Participant contributions	—	22	—	25
Benefits paid	(1,434)	(352)	(1,372)	(385)
Expenses paid	(187)	—	(198)	—

Fair value of plan assets at end of period(1)	$15,389	$—	$14,066	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(21,978)	$(6,292)	$(20,679)	$(6,705)
Fair value of assets at end of period	15,389	—	14,066	—
Funded status	(6,589)	(6,292)	(6,613)	(6,705)
Unrecognized prior service cost	—	(2,895)	—	(3,243)
Unrecognized actuarial (gain) loss	3,496	(64)	3,329	32

Net accrued benefit cost	$(3,093)	$(9,251)	$(3,284)	$(9,916)

Balance sheet presentation:
Accrued liabilities	$—	$449	$—	$509
Pension and other postretirement benefit obligations	6,589	5,843	6,613	6,196
Accumulated other comprehensive income	(3,496)	2,959	(3,329)	3,211
Deferred taxes	—	—	—	—

Net accrued benefit cost	$3,093	$9,251	$3,284	$9,916

Components of net periodic benefit cost:
Service cost	$217	$84	$431	$301
Interest cost	1,263	376	1,291	739
Expected return on plan assets	(1,101)	—	(1,487)	—
Amortization of prior service cost	—	(444)	—	—
Amortization of unrecognized (gain) loss	127	(54)	—	—
Special termination benefits	—	—	42	—

Net periodic benefit cost	$506	$(38)	$277	$1,040

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$295	$(536)	$4,814	$397
Prior service cost (credit)	—	(97)	—	(3,242)
Amortization of net actuarial (loss) gain	(127)	54	—	—
Amortization of prior service (cost) credit	—	444	—	—
Other adjustment	—	386	(700)	—

Total recognized in other comprehensive income	$168	$251	$4,114	$(2,845)

Comparison of obligations to plan assets:
Projected benefit obligation	$21,978	$6,292	$20,679	$6,705
Accumulated benefit obligation	21,978	6,292	20,612	6,705
Fair value of plan assets	15,389	—	14,066	—

(1)	Fair value of plan assets are measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. To see additional information on fair value measurement criteria, see footnote 17.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Weighted average discount rate	5.7%	5.6%	6.2%	6.2%
Rate of increase in future compensation levels	3.5%	—	3.0%	—
Expected return on assets	8.0%	—	8.5%	—
Current year trend	—	9.5%	—	8.8%
Ultimate year trend	—	5.0%	—	5.3%
Year of ultimate trend	—	2019	—	2017

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and post retirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008
Weighted average discount rate	6.2%	6.2%	6.4%	6.5%
Rate of increase in future compensation levels	3.0%	—	3.0%	—
Expected return on assets	8.0%	—	8.5%	—
Current year trend	—	8.8%	—	9.0%
Ultimate year trend	—	5.3%	—	5.3%
Year of ultimate trend	—	2018	—	2018

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

Postretirement
Year Ended December 31, 2009
Effect of 1% increase in health care cost trend rates
APBO	$2,660
Dollar change	$389
Percent change	14.6%
Effect of 1% decrease in health care cost trend rates
APBO	$1,946
Dollar change	$(325)
Percent change	(16.7)%

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The pension plan’s assets by asset category are as follows:

	Pension	Pension
	December 31, 2009	December 31, 2008
Equity funds	69%	60%
Debt funds	30%	20%
Other	1%	20%

Total	100%	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2010	$1,399	$461
2011	1,395	459
2012	1,440	428
2013	1,463	434
2014	1,460	420
2015-2019	7,613	1,820
Employer contribution expected to be paid during the year ending December 31, 2010	$723	$461

The postretirement plans are not funded.

The aggregate amount of net actuarial loss and prior service cost related to the Company’s pension and post retirement plans recognized in other comprehensive income as of December 31, 2009 was $537.

(15) Stock Compensation Plans

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

A total of 2,000,000 shares of the Company’s common stock were initially reserved for issuance under the Plan, provided however, that commencing on the first day of each fiscal year beginning in calendar year 2007, the number of shares reserved and available for issuance is increased by an amount equal to 100,000. All such shares of the Company’s common stock that are available for the grant of awards under the Plan may be granted as incentive stock options. Section 162(m) of the Internal Revenue Code (the “Code”) states that the maximum aggregate number of shares that is subject to stock options or stock appreciation rights that may be granted to any individual during any fiscal year is 400,000 and the maximum aggregate number of shares that is subject to awards of restricted stock, deferred shares, unrestricted shares or other stock-based awards that may be granted to any individual during any fiscal year is 400,000.

The Plan is administered by the Company’s board of directors, although it may be administered by either the board of directors or any committee of the board of directors including a committee that complies with the applicable requirements of Section 162(m) of the Code, Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements.

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

The terms of the Plan provide that the board of directors may amend, alter or discontinue the Plan, but no such action may impair the rights of any participant with respect to outstanding awards without the participant’s consent. The Plan administrator, however, reserves the right to amend, modify, or supplement an award to either bring it into compliance with Section 409A of the Code, or to cause the award to not be subject to such section. The Plan will terminate on October 5, 2016.

As of December 31, 2009 and 2008, a total of 304,030 and 343,492 RSGs were outstanding under the Plan, respectively.

(16) Assets Held for Sale

As of December 31, 2009 and 2008, the Company intended to dispose of various assets which are classified as held for sale on the consolidated balance sheet in accordance with ASC 360. The following table summarizes the major classes of assets and liabilities held for sale at December 31, 2009 and 2008:

	December 31, 2008	December 31, 2008
Long-term assets held for sale:
Property, plant and equipment, net	$1,428	$13,119

Total long-term assets held for sale	$1,428	$13,119

During the year ended December 31, 2008 the Company recorded a charge to operations $9,706 related to the impairment of property, plant and equipment and certain intangible assets which were either classified as held for sale as of December 31, 2008 or disposed of during the year ended December 31, 2008. No such impairment charges were recorded during the year ended December 31, 2009.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(17) Fair Value Measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

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

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Liabilities
Derivatives as of December 31, 2008(1)	$—	$—	$34,957	$34,957
Derivatives as of December 31, 2009(1)	—	—	44,522	44,522

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s assumptions about the assumptions market participant would use in pricing the derivative. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (level 3) for the year ended December 31, 2009:

Derivative Liabilities
Balance as of December 31, 2008	$34,957
Total (gains) losses, net:
Included in earnings (or changes in net assets)	(998)
Included in other comprehensive income	10,563

Balance as of December 31, 2009	$44,522

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

(18) Commitments and Contingencies

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

Included in cash and cash equivalents at December 31, 2009 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,265. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

(19) Related-Party Transactions

Fortress Investment Group, LLC

On May 9, 2005, FIF III, FIF III Liberty Acquisitions, LLC, a wholly owned subsidiary of FIF III (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly owned subsidiary of FIF III (the “Merger”). The Merger was completed on June 6, 2005.

As of December 31, 2009, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.5% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $126,000 of the $1,195,000 2007 Credit Facility as of December 31, 2009. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $4,000 of the $8,000 2008 Bridge Facility as of December 31, 2009. These amounts were purchased directly from Barclays.

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

Gene A. Hall

On April 9, 2009, the Company sold certain of its assets relating to the business of operating and publishing Charles City Press, The Extra, The Northeast Iowa Shopper and New Hampton Tribune to an affiliate of Gene A. Hall for a purchase price of $1,925, subject to customary adjustments. The parties also entered into a transitional services agreement to provide such affiliate with certain services with respect to the acquired business for up to nine months after the sale. On October 9, 2009, the Company sold an additional parcel of real estate related to the acquired business to Mr. Hall’s affiliate for a purchase price of $75. Mr. Hall was an Executive Vice President of the Company up to the date of the sale.

(20) Discontinued Operations

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

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

During the year ended December 31, 2009, the Company completed its sale of four publications in Iowa for an aggregate sale price of $2,000. As a result, an impairment loss of $1,792 is included in loss from discontinued operations on the Statement of Operations for this period. Also during the year ended December 31, 2009, the Company discontinued publications in Derby, Kansas, Western Printers, Minnesota, Albany, Missouri, and an on-line only publication in Kansas resulting in an impairment loss of $551, $179, $144, and $38, respectively, included in loss from discontinued operations on the Statement of Operations for this period.

The net revenue during the years ended December 31, 2009 and 2008 for the aforementioned discontinued operations was $1,026 and $15,376, respectively. Income (loss) before income taxes during the years ended December 31, 2009 and 2008 for the aforementioned discontinued operations was $(3,265) and $(14,596), respectively, During the year ended December 31, 2009, the Company recorded a charge to operations of $2,641 related to certain publications which were sold during the period.

(21) Quarterly Results (unaudited)

	Quarter Ended March 31(a)	Quarter Ended June 30(a),(b)	Quarter Ended September 30(a)	Quarter Ended December 31(b)
Year Ended December 31, 2009
Revenues	$138,562	$151,382	$144,877	$150,217
Impairment loss	—	(481,399)	—	—
Operating income (loss)	(9,930)	(474,793)	14,094	16,143
Loss before income taxes	(30,944)	(494,531)	2,223	(3,753)
Net loss	(31,777)	(496,388)	2,163	(4,100)
Basic income (loss) per share	$(0.55)	$(8.64)	$0.04	$(0.07)
Diluted income (loss) per share	$(0.55)	$(8.64)	$0.04	$(0.07)

	Quarter Ended March 31(a)	Quarter Ended June 30(a)	Quarter Ended September 30(a)	Quarter Ended December 31(a),(b)
Year Ended December 31, 2008
Revenues	$162,939	$178,105	$170,453	$167,554
Impairment loss	—	(436,072)	—	(175,597)
Operating income (loss)	179	(423,958)	9,829	(165,364)
Loss before income taxes	(25,553)	(448,815)	(15,827)	(189,655)
Net loss	(28,789)	(443,251)	(18,507)	(182,760)
Basic loss per share	$(0.50)	$(7.77)	$(0.32)	$(3.20)
Diluted loss per share	$(0.50)	$(7.77)	$(0.32)	$(3.20)

(a)	Certain amounts differ from those previously reported on Forms 10-Q and 10-K due to the reclassification of discontinued operations as described in Note 20 to the consolidated Financial Statements.
(b)	Impairment charges recorded in the second quarter of 2009 and the second and fourth quarters of 2008 are included above due to their size and unusual nature.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s attestation report is included below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of GateHouse Media, Inc.

We have audited GateHouse Media Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GateHouse Media Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GateHouse Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GateHouse Media, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York

March 4, 2010

Item 9B.	Other Information

(a) On March 4, 2010, awards of annual cash bonuses to certain GateHouse Media, Inc. executive officers were declared, as set forth below. It is anticipated that such bonuses will be paid out late in the first quarter or early in the second quarter of 2010.

Executive Officer	Cash Bonus
Michael R. Reed Chief Executive Officer	$500,000

Melinda A. Janik Senior Vice President and Chief Financial Officer	$150,000

Scott T. Champion Regional Manager	$50,000

Polly Grunfeld Sack Senior Vice President, Secretary and General Counsel	$125,000

Kirk A. Davis President and Chief Operating Officer	$250,000

Mark Maring Treasurer and Vice President of Investor Relations and Strategic Development	$75,000

(b) On March 4, 2010, the Board of Directors of the Company approved a two year extension, through March 13, 2012, of the Company’s previously approved share repurchase program (the “Program”), otherwise on the same terms and conditions. The terms and conditions of the Program are as described in our Current Report on Form 8-K, filed with the Commission on March 14, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2010 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2009.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Business Conduct and Ethics also applies to all of our other employees and, as set forth therein, to our directors. Our Code of Business Conduct and Ethics is posted on our website at www.gatehousemedia.com under Investors/Governance Documents. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Business Conduct and Ethics by posting such information on our website under Investors/Governance Documents.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2010 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2010 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2009

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

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2010 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended December 31, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2010 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

GateHouse Media, Inc.

Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2009	$6,024	$5,336	$—		$(6,791	)(3)	$4,569
Year ended December 31, 2008	$3,874	$5,462	$2,302	(1)	$(5,614	)(3)	$6,024
Year ended December 31, 2007	$2,332	$2,996	$1,675	(2)	$(3,129	)(3)	$3,874
Deferred tax valuation allowance
Year ended December 31, 2009	$243,454	$176,865	$(1,052	)(4)	$—		$419,267
Year ended December 31, 2008	$65,421	$177,395	$638	(4))	$—		$243,454
Year ended December 31, 2007	$1,100	$45,800	$18,521	(4)	$—		$65,421

(1)	The assets acquired in the Company’s directories business included certain accounts receivable which are deemed not collectable and therefore had a fair value of zero and were not recorded in the opening balance sheet. During 2008, the Company in conjunction with a full review of accounts receivables decided to record the gross amount of these additional accounts receivable and an equivalent allowance for doubtful accounts was recorded. Based on this adjustment, there was no change in the fair value of the net assets acquired and no line item of the financial statements was impacted, but for accounting purposes, the accounts receivable and related allowance values were grossed up.
(2)	Amount is primarily related to the acquisitions of the newspapers from the Copley Press, Inc., the newspapers from Gannett Co. Inc., and the newspapers from Morris Publishing Group.
(3)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(4)	Amount is primarily related to the change in derivative value and is recorded in accumulated other comprehensive income.

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser		8-K	2.1	March 1, 2007

2.2	Stock and Asset Purchase Agreement, dated as of March 13, 2007, by and between GateHouse Media Illinois Holdings, Inc., as Buyer, and The Copley Press, Inc., as Seller		8-K	2.1	April 11, 2007

2.3	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.1	May 8, 2007

2.4	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.2	May 8, 2007

2.5	Asset Purchase Agreement, dated June 28, 2007, by and among GateHouse Media, Inc., GateHouse Media West Virginia Holdings, Inc., GateHouse Media Illinois Holdings, Inc., Champion Publishing, Inc. and Champion Industries, Inc.		S-1/A	2.9	July 13, 2007

2.6	Asset Purchase Agreement, dated October 23, 2007, by and among GateHouse Media Operating, Inc., as Buyer, GateHouse Media, Inc., as Buyer guarantor, Morris Communications Company LLC, Morris Publishing Group, LLC, MPG Allegan Property, LLC, Broadcaster Press, Inc., MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as Sellers, and Morris Communications Company, LLC, as Sellers’ guarantor		8-K	2.1	December 3, 2007

3.1	Second Amended and Restated Certificate of Incorporation of GateHouse Media, Inc.		S-1/A	3.1	October 11, 2006

3.2	Amended and Restated By-laws of GateHouse Media, Inc.		8-K	3.2	November 13, 2007

4.1	Form of common stock certificate		S-1/A	4.1	October 11, 2006

4.2	Form of Investor Rights Agreement by and among GateHouse Media, Inc. and FIF III Liberty Holdings LLC		S-1/A	4.2	October 11, 2006

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
*10.1	GateHouse Media, Inc. Omnibus Stock Incentive Plan		S-1/A	10.1	October 11, 2006

*10.2	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (three-year vesting)		10-K	10.2	March 17, 2008

*10.3	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (April 15, 2008 vesting)		10-K	10.3	March 17, 2008

*10.4	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan		S-1	10.2	July 21, 2006

*10.5	Liberty Group Publishing, Inc. Executive Benefit Plan		S-1	10.3	July 21, 2006

*10.6	Liberty Group Publishing, Inc. Executive Deferral Plan		S-1	10.4	July 21, 2006

*10.7	Employment Agreement, dated as of January 3, 2006, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Michael E. Reed		S-1	10.8	July 21, 2006

*10.8	Employment Agreement, dated as of May 9, 2005, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Scott Tracy Champion		S-1	10.9	July 21, 2006

*10.9	Employment Agreement, dated as of May 1, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Polly G. Sack		S-1	10.12	July 21, 2006

*10.10	Management Stockholder Agreement, dated as of January 29, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Michael E. Reed		S-1	10.13	July 21, 2006

*10.11	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Polly G. Sack		S-1	10.19	July 21, 2006

10.12	Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors		S-1/A	10.6	October 11, 2006

10.13	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc.		8-K	10.1	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
10.14	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.1	March 1, 2007

10.15	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.2	March 1, 2007

10.16	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wachovia Bank, National Association, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement		8-K	10.3	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
10.17	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wachovia Bank, National Association, as Administrative Agent		8-K	99.1	May 11, 2007

10.18	Underwriting Agreement, dated July 17, 2007, among GateHouse Media, Inc. and Goldman, Sachs & Co., Wachovia Capital Markets, LLC and Morgan Stanley & Co. Incorporated		8-K	1.1	July 18, 2007

10.19	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wachovia Bank, National Association, as Administrative Agent		8-K	99.1	February 5, 2009

*10.20	Offer letter dated December 23, 2008, between GateHouse Media, Inc., and Melinda A. Janik		10-K	10.23	March 13, 2009

*10.21	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis.		8-K	10.1	January 9, 2009

*10.22	Offer letter dated February 4, 2008, between GateHouse Media, Inc., and Mark Maring.		10-Q	10.1	November 7, 2008

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated April 13, 2007		8-K/A	16.1	April 13, 2007

21	Subsidiaries of GateHouse Media, Inc.	X

23	Consent of Ernst & Young LLP	X

31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934	X

31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

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

March 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS Wesley R. Edens	Chairman of the Board	March 4, 2010

/s/ MICHAEL E. REED Michael E. Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010

/s/ MELINDA A. JANIK Melinda A. Janik	Chief Financial Officer (Principal Financial Officer)	March 4, 2010

/s/ RICHARD FRIEDMAN Richard Friedman	Director	March 4, 2010

/s/ BURL OSBORNE Burl Osborne	Director	March 4, 2010

/s/ KEVIN M. SHEEHAN Kevin M. Sheehan	Director	March 4, 2010