Form 10-Q
period 2010-03-31
GateHouse Media, Inc.
filed 2010-05-04
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010 58,098,231 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,771	$10,999
Accounts receivable, net of allowance for doubtful accounts of $3,838 and $4,569 at March 31, 2010 and December 31, 2009, respectively	58,546	67,669
Inventory	7,155	7,049
Prepaid expenses	4,252	5,128
Other current assets	6,941	6,873

Total current assets	98,665	97,718
Property, plant, and equipment, net of accumulated depreciation of $87,137 and $81,493 at March 31, 2010 and December 31, 2009, respectively	165,674	171,572
Goodwill	14,343	14,343
Intangible assets, net of accumulated amortization of $136,610 and $130,472 at March 31, 2010 and December 31, 2009, respectively	289,593	295,731
Deferred financing costs, net	5,354	5,695
Other assets	4,459	5,442
Long-term assets held for sale	1,418	1,428

Total assets	$579,506	$591,929

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term liabilities	$14,642	$14,369
Short-term debt	6,500	8,000
Accounts payable	7,914	6,075
Accrued expenses	31,629	28,598
Accrued interest	3,087	3,235
Deferred revenue	29,230	27,826

Total current liabilities	93,002	88,103
Long-term liabilities:
Long-term debt	1,192,487	1,195,000
Long-term liabilities, less current portion	4,301	4,733
Derivative instruments	60,620	44,522
Pension and other postretirement benefit obligations	12,985	13,147

Total liabilities	1,363,395	1,345,505

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2010; 58,313,868 and 58,313,868 shares issued, and 58,098,231 and 58,104,009 outstanding at March 31, 2010 and December 31, 2009, respectively	568	568
Additional paid-in capital	829,470	829,009
Accumulated other comprehensive loss	(62,217)	(48,916)
Accumulated deficit	(1,550,741)	(1,533,421)
Treasury stock, at cost, 215,637 and 209,859 shares at March 31, 2010 and December 31, 2009, respectively	(306)	(306)

Total GateHouse Media stockholders’ deficit	(783,226)	(753,066)
Noncontrolling interest	(663)	(510)

Total stockholders’ deficit	(783,889)	(753,576)

Total liabilities and stockholders’ deficit	$579,506	$591,929

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenues:
Advertising	$92,465	$94,324
Circulation	34,089	35,632
Commercial printing and other	6,601	8,604

Total revenues	133,155	138,560
Operating costs and expenses:
Operating costs	79,640	88,293
Selling, general, and administrative	39,754	43,617
Depreciation and amortization	11,863	15,949
Integration and reorganization costs	897	468
Loss on sale of assets	266	164

Operating income (loss)	735	(9,931)
Interest expense	14,908	17,673
Amortization of deferred financing costs	340	340
Loss on derivative instrument	2,797	2,206
Other (income) expense	(9)	795

Loss from continuing operations before income taxes	(17,301)	(30,945)
Income tax expense	158	300

Loss from continuing operations	(17,459)	(31,245)
Loss from discontinued operations, net of income taxes	(14)	(675)

Net loss	$(17,473)	$(31,920)
Net loss attributable to noncontrolling interest	$153	$143

Net loss attributable to GateHouse Media	$(17,320)	$(31,777)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.30)	$(0.54)
Loss from discontinued operations attributable to GateHouse Media, net of income taxes	—	(0.01)

Net loss attributable to GateHouse Media	$(0.30)	$(0.55)

Basic weighted average shares outstanding	57,626,412	57,234,182

Diluted weighted average shares outstanding	57,626,412	57,234,182

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock			Accumulated other		Treasury stock		Non- controlling interest
	Shares	Amount	Additional paid-in capital	comprehensive loss	Accumulated deficit	Shares	Amount	in subsidiary	Total
Balance at January 1, 2010	58,313,868	$568	$829,009	$(48,916)	$(1,533,421)	209,859	$(306)	$(510)	$(753,576)
Comprehensive loss:
Net loss	—	—	—	—	(17,320)	—	—	(153)	(17,473)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(13,301)	—	—	—	—	(13,301)

Comprehensive loss	—							—	(30,774)
Non-cash compensation expense	—	—	461	—	—	—	—	—	461
Purchase of treasury stock	—	—	—	—	—	5,778	—	—	—

Balance at March 31, 2010	58,313,868	$568	$829,470	$(62,217)	$(1,550,741)	215,637	$(306)	$(663)	$(783,889)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Cash flows from operating activities:
Net loss	$(17,473)	$(31,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,863	16,000
Amortization of deferred financing costs	340	340
Loss on derivative instrument	2,797	2,206
Non-cash compensation expense	461	808
Loss on sale of assets	266	164
Pension and other postretirement benefit obligations	(142)	140
Impairment of long-lived assets	—	557
Changes in assets and liabilities, net of sales:
Accounts receivable, net	9,123	12,211
Inventory	(106)	360
Prepaid expenses	876	264
Other assets	913	(1,301)
Accounts payable	1,839	(4,246)
Accrued expenses	3,082	3,451
Accrued interest	(148)	(4,294)
Deferred revenue	1,404	1,907
Other long-term liabilities	(145)	(433)

Net cash provided by (used in) operating activities	14,950	(3,786)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(636)	(1,332)
Proceeds from sale of publications and other assets	471	2,801
Acquisitions, net of cash acquired	—	(191)

Net cash (used in) provided by investing activities	(165)	1,278

Cash flows from financing activities:
Repayments under long-term debt	(2,513)	—
Repayments under short-term debt	(1,500)	—

Net cash used in financing activities	(4,013)	—

Net increase (decrease) in cash and cash equivalents	10,772	(2,508)
Cash and cash equivalents at beginning of period	10,999	11,744

Cash and cash equivalents at end of period	$21,771	$9,236

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Total comprehensive loss for the three months ended March 31, 2010 and 2009 was $30,774 and $27,969, respectively.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for the Company to meet its certain debt covenants and has eliminated the availability of additional borrowings under the Company’s revolving debt agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow and intends to continue to execute on these plans. This includes continuing the suspension of the payment of the Company’s cash dividend, the issuance of preferred stock, the repayment of borrowings under the revolving debt agreement, and the planned continued implementation of cost reduction programs. Management believes these initiatives will provide the financial resources necessary to invest in the business, ensure the Company’s future success, and will provide the cash flow to enable the Company to meet its financial commitments for the next twelve months.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance as Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s Condensed Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $461 and $808 during the three months ended March 31, 2010 and 2009, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 31, 2010 was $1,710, which is expected to be recognized over a weighted average period of 1.3 years through April 2013.

Restricted Share Grants (“RSGs”)

Prior to the Company’s initial public offering (“IPO”) in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event a RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock; however, the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of March 31, 2010 and 2009, there were 385,915 and 807,721 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $9.67 and $10.91, respectively. As of March 31, 2010, the aggregate intrinsic value of unvested RSGs was $46. During the three months ended March 31, 2010, the aggregate fair value of vested RSGs was $22.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2009	570,696	$10.01
Vested	(180,732)	10.73

	Number of RSGs	Weighted-Average Grant Date Fair Value
Forfeited	(4,049)	10.67

Unvested at March 31, 2010	385,915	9.67

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

(3) Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

(4) Restructuring

Over the past several years the Company has engaged in a series of individual restructuring programs, primarily to right size the Company’s employee base and consolidate facilities. These initiatives impact all of the Company’s geographic regions and are often dictated by union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended December 31, 2009 and the three months ended March 31, 2010 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2008	$616	$56	$672
Restructuring provision included in Integration and Reorganization	1,537	419	1,956
Reversals of prior accruals included in Integration and Reorganization	(55)	—	(55)
Cash payments	(1,853)	(455)	(2,308)

Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in Integration and Reorganization	399	504	903
Cash payments	(317)	(522)	(839)

Balance at March 31, 2010	$327	$2	$329

(1)	Other costs primarily included costs to consolidate operations

As of March 31, 2010, the accrued restructuring balance related to acquisitions was $0.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,261	$1,709
Advertiser relationships	286,601	103,466	183,135
Customer relationships	8,940	1,808	7,132
Subscriber relationships	83,217	26,310	56,907
Trade name	5,493	1,694	3,799
Publication rights	345	71	274

Total	$389,566	$136,610	$252,956

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,637

Total	$50,980

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,065	$1,905
Advertiser relationships	286,601	99,061	187,540
Customer relationships	8,940	1,646	7,294
Subscriber relationships	83,217	25,079	58,138
Trade name	5,493	1,556	3,937
Publication rights	345	65	280

Total	$389,566	$130,472	$259,094

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,637

Total	$50,980

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.0 years for advertiser relationships, 13.8 years for customer relationships, 16.5 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended March 31, 2010 and 2009 was $6,137 and $9,391, respectively. Estimated future amortization expense as of March 31, 2010 is as follows:

For the years ending December 31:
2010	$18,395
2011	24,411
2012	24,102
2013	23,819
2014	23,773
Thereafter	138,456

Total	$252,956

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

As of March 31, 2010, a review of impairment indicators was performed with the Company noting that conditions regarding its financial results and forecast had not changed since the June 30, 2009 impairment test and its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(6) Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirectly wholly-owned subsidiary of GateHouse Media, GateHouse Media Holdco, Inc. (“Holdco”), an indirectly wholly-owned subsidiary of GateHouse Media, and certain of their subsidiaries entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at March 31, 2010 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

Subject to the satisfaction of certain conditions and the willingness of lenders to extend additional credit, the 2007 Credit Facility provided that the Borrowers may increase the amounts available under the revolving facility and/or the term loan facilities.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of March 31, 2010, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

As required by the 2007 Credit Facility, as amended, on March 5, 2010, the Company made a principal payment of $2,513, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009. As of March 31, 2010, a total of $1,192,487 was outstanding under the 2007 Credit Facility; $668,591 was outstanding under the term loan facility, $249,474 was outstanding under the delayed draw term loan facility, $274,422 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

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

Third Amendment to 2008 Bridge Facility

On June 12, 2009, Holdco II entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1,500 under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. As a result of the prepayment of a portion of the 2008 Bridge Facility the final payment has been accelerated to December 2010. The Bridge Borrower’s agreement to prepay the 2008 Bridge Facility in any month was amended to provide that the Bridge Borrower prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4,000, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days. As of March 31, 2010, a total of $6,500 was outstanding under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in current portion of long-term liabilities, and dividends of $1,855 are accrued as of March 31, 2010. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.5% of the Company’s outstanding Common Stock.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $713,000.

Payment Schedule

As of March 31, 2010, scheduled principal payments of outstanding debt are as follows:

2010	$6,500
2011	—
2012	—
2013	—
2014	1,192,487

$1,198,987
Less: Short-Term Debt	6,500

Long-Term Debt	$1,192,487

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

Fair Values of Derivative Instruments

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$60,620	Derivative Instruments	$44,522

Total derivatives		$60,620		$44,522

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended March 31, 2010 and 2009

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Interest rate swaps	Loss on derivative instrument	$(2,797)	$(2,206)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009	(Effective Portion)	2010	2009	Testing)	2010	2009
Interest rate swaps	$(16,018)	$813	Interest income/ (expense)	$(9,966)	$(11,822)	Other income/ (expense)	$(80)	$932

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the three months ended March 31, 2010, $1,576 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $2,226.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the three months ended March 31, 2010, $1,141 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $3,583.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended March 31, 2010, the fair value of the swap decreased by $2,687, of which $0 was recognized through earnings and $2,687 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended March 31, 2010, the fair value of the swap decreased by $6,289, net, of which $0 was recognized through earnings and $6,289 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended March 31, 2010, the fair value of the swap decreased by $5,250, net, of which $27 was recognized through earnings and $5,223 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended March 31, 2010, the fair value of the swap decreased by $1,872, of which $53 was recognized through earnings and $1,819 was recognized through accumulated other comprehensive income.

A valuation allowance was established during the three months ended March 31, 2010 related to the increase in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $5,207 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of March 31, 2010 was $61,680.

(8) Related Party Transactions

Fortress Investment Group, LLC

On May 9, 2005, FIF III, FIF III Liberty Acquisitions, LLC, a wholly-owned subsidiary of FIF III (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly-owned subsidiary of FIF III (the “Merger”). The Merger was completed on June 6, 2005.

As of March 31, 2010, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.5% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $125,735 of the $1,192,487 2007 Credit Facility as of March 31, 2010. These amounts were purchased on arms’ length terms in secondary market transactions.

Affiliates of Fortress Investment Group LLC own $2,500 of the $6,500 2008 Bridge Facility as of March 31, 2010. These amounts were purchased directly from Barclays.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2009. The Company concluded that during the three months of 2010, an increase to the valuation allowance of $11,798 would be necessary to offset additional deferred tax assets. Of this amount, a $6,586 increase was recognized through the income statement and $5,207 was recognized through accumulated other comprehensive income, and $5 was recognized through discontinued operations.

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

For the three months ended March 31, 2010, the expected Federal tax benefit at 34% is $5,882. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $5,719 and the tax effect related to non-deductible expenses of $163.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2006 tax year and beyond.

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109”, effective January 1, 2007 and now codified as ASC 740. There was no impact as a result of the adoption of FIN 48. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. The Company recognizes interest and penalties related to unrealized tax benefits in income tax expense. As of December 31, 2009 and March 31, 2010, the Company had unrecognized tax benefits of approximately $5,068 and $5,226, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending December 31, 2009 and March 31, 2010.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$14	$54	$21
Interest cost	303	83	316	94
Expected return on plan assets	(300)	—	(275)	—
Amortization of prior service cost	—	(118)	—	(111)
Amortization of unrecognized gain	25	—	32	—
Special termination benefits	—	—	—	—

Total	$78	$(21)	$127	$4

During the three months ended March 31, 2010 and 2009, the Company recognized a total of $57 and $131 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.7%	5.6%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	9.5%
Ultimate year trend	—	5.0%
Year of ultimate trend	—	2019

(11) Assets Held for Sale

As of March 31, 2010 and December 31, 2009, the Company intended to dispose of various assets which are classified as held for sale on the condensed consolidated balance sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Long-term assets held for sale:
Property, plant and equipment, net	$1,418	$1,428

Total long-term assets held for sale	$1,418	$1,428

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

The following tables provide fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
Liabilities
Derivatives as of December 31, 2009 (1)	$—	$—	$44,522	$44,522
Derivatives as of March 31, 2010 (1)	—	—	60,620	60,620

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s assumptions about the assumptions a market participant would use in pricing the derivative. The calculation of fair value of the Company’s derivatives in a liability position includes the Company’s own credit risk.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (level 3) for the three months ended March 31, 2010:

Derivative Liabilities
Balance as of December 31, 2009	$44,522
Total (gains) losses, net:
Included in earnings (or changes in net assets)	80
Included in other comprehensive income	16,018

Balance as of March 31, 2010	$60,620

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

(13) Commitments and Contingencies

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including with respect to matters such as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging employment discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage maintained by the Company mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s condensed consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that it is a remote possibility that the disposition of these matters would have a material adverse effect upon the Company’s condensed consolidated results of operations, financial condition or cash flows.

Included in cash and cash equivalents at March 31, 2010 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,265. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(14) Discontinued Operations

During the three months ended March 31, 2009, the Company discontinued a publication in Derby, Kansas. As a result, an impairment loss of $551 is included in loss from discontinued operations on the Statement of Operations for this period. The net revenue during the three months ended March 31, 2009 for the aforementioned discontinued operations was $769. Loss before income taxes during the three months ended March 31, 2009 for the aforementioned discontinued operations was $675.

During the three months ended March 31, 2010, no publications were discontinued. The net revenue during the three months ended March 31, 2010 for previously discontinued operations was $3. Loss before income taxes during the three months ended March 31, 2010 for previously discontinued operations was $14.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of GateHouse Media, Inc.’s and its subsidiaries (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, including but not limited to, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Such risks, uncertainties and other factors could cause actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward looking information.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 457 community publications, more than 250 related websites, and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 727,000;

•	261 weekly newspapers (published up to three times per week) with total paid circulation of approximately 571,000 and total free circulation of approximately 758,000;

•	109 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.6 million;

•	over 250 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

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

Since 1998, we have acquired 416 daily and weekly newspapers and shoppers and launched numerous new products. We generate revenues from advertising, circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for commercial printing is recognized upon delivery of the printed product to our customers. Directory revenue is recognized on a straight-line basis over the period in which the corresponding directory is distributed and in use in the market, typically 12 months.

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

We have experienced recent declines in advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent declines in advertising revenue we have experienced are typical in an economic downturn. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience.

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

As of March 31, 2010, Fortress beneficially owned approximately 39.5% of our outstanding common stock.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for us to meet certain debt covenants and has eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result of these trends management has implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the issuance of preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

Over the past several years, we have grown substantially through acquisitions. The current economic environment and its resulting impact on the Company and credit markets has limited our ability to grow further through acquisitions in the near-term future. However, we are highly focused on integrating our prior acquisitions, realizing all synergy opportunities, reducing our overall costs structure to fit today’s revenue environment, de-levering opportunities and on strengthening the local market position we hold in our markets.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table summarizes our historical results of operations for the three months ended March 31, 2010 and 2009.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Revenues:
Advertising	$92,465	$94,324
Circulation	34,089	35,632
Commercial printing and other	6,601	8,604

Total revenues	133,155	138,560
Operating costs and expenses:
Operating costs	79,640	88,293
Selling, general, and administrative	39,754	43,617
Depreciation and amortization	11,863	15,949
Integration and reorganization costs	897	468
Loss on sale of assets	266	164

Operating income (loss)	735	(9,931)
Interest expense	14,908	17,673
Amortization of deferred financing costs	340	340
Loss on derivative instrument	2,797	2,206
Other (income) expense	(9)	795

Loss from continuing operations before income taxes	(17,301)	(30,945)
Income tax expense	158	300

Loss from continuing operations	(17,459)	(31,245)

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Revenue. Total revenue for the three months ended March 31, 2010 decreased by $5.4 million or 3.9% to $133.2 million from $138.6 million for the three months ended March 31, 2009. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $1.9 million, or 2.0%, decrease in advertising revenue, a $1.5 million, or 4.3%, decrease in circulation revenue and a $2.0 million, or 23.3%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category. While the economy is beginning to improve, there continues to be pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the three months ended March 31, 2010 decreased by $8.7 million, or 9.8%, to $79.6 million from $88.3 million for the three months ended March 31, 2009. The decrease in operating costs was primarily due to a decrease in newsprint, compensation, external printing, delivery, postage, supplies and utility expenses of $4.1 million, $2.3 million, $0.7 million, $0.5 million, $0.3 million, $0.3 million and $0.3 million, respectively. The majority of these cost reductions are permanent in nature and were implemented in order to combat the revenue declines.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2010 decreased by $3.9 million, or 8.9%, to $39.8 million from $43.7 million three months ended March 31, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in consulting and professional fees, compensation, other office related expenses and outside services of $1.2 million, $1.1 million, $0.8 million and $0.6 million, respectively. The majority of these reductions are also permanent and were implemented in order to combat the revenue declines.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2010 decreased by $4.1 million to $11.8 million from $15.9 million for the three months ended March 31, 2009. The decrease in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June 2009.

Interest Expense. Total interest expense for the three months ended March 31, 2010 decreased by $2.8 million, or 15.6%, to $14.9 million from $17.7 million for the three months ended March 31, 2009. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent a decrease in our total outstanding debt.

Loss on Derivative Instrument. During the three months ended March 31, 2010 we recorded a net loss of $2.8 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

During the three months ended March 31, 2009 we recorded a loss of $2.2 million due to ineffectiveness related to several of our interest rate swaps which were entered into, in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense. Income tax expense for the three months ended March 31, 2010 was $0.2 million compared to an income tax expense of $0.3 million for the three months ended March 31, 2009. The change of $0.1 million was primarily due to an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended March 31, 2010 was $17.5 million. Net loss from continuing operations for the three months ended March 31, 2009 was $31.2 million. Our net loss from continuing operations decreased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and will be, cash provided by operating activities and term loan borrowings for significant acquisitions.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of March 31, 2010 we were in compliance with all applicable covenants.

On February 27, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent, referred to as the 2007 Credit Facility. The 2007 Credit Facility initially provided for a $670.0 million term loan facility which matures in August 2014, a delayed draw term loan of up to $250.0 million which matures in August 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014.

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

On February 15, 2008, we entered into our 2008 Bridge Facility with Barclays, as syndication agent, sole arranger and book runner. The 2008 Bridge Facility provided for a $20.6 million term loan facility that was initially subject to extensions through August 15, 2009. On October 17, 2008, Barclays granted us a waiver from compliance with the total leverage ratio covenant with respect to the quarter ended September 30, 2008.

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary, as defined under the terms of our 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility for an amount equal to the original purchase price, plus accrued but unpaid dividends. FIF III is an affiliate of Fortress Investment Group LLC, the owner of approximately 39.5% of our outstanding Common Stock.

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

As required by the 2007 Credit Facility, as amended, on March 5, 2010, we made a principal payment of $2.5 million, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009.

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

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience as well as our ability to address other risks and challenges set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Cash provided by operating activities	$14,950	$(3,786)
Cash provided by (used in) investing activities	(165)	1,278
Cash used in financing activities	(4,013)	—

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 31, 2010 and March 31, 2009.

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2010 was $14.9 million, an increase of $18.7 million when compared to $3.8 million of cash used by operating activities for the three months ended March 31, 2009. This $18.7 million increase was the result of an increase in cash provided by working capital of $8.9 million and a decrease in net loss of $14.4 million, which were offset by a decrease in non-cash charges of $4.6 million.

The $8.9 million increase in cash provided by working capital for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 is primarily attributable to increases in accounts payable and accrued interest and a decrease in other assets, which was partially offset by an increase in accounts receivable.

The $4.6 million decrease in non-cash charges primarily consisted of a decrease in depreciation and amortization of $4.1 million, a decrease in an impairment of long-lived assets of $0.6 million, a decrease in non-cash compensation expense of $0.3 million, and a decrease in pension and other postretirement benefit obligations of $0.3 million, which were partially offset by a $0.6 million increase in loss on early extinguishment of debt and a $0.1 million increase in loss on the sale of assets.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2010 was $0.2 million. During the three months ended March 31, 2010, we received $0.4 million from the sale of publications and other assets, which was offset by $0.6 million used for capital expenditures.

Net cash provided by investing activities for the three months ended March 31, 2009 was $1.3 million. During the three months ended March 31, 2009, we received $2.8 million from the sale of publications and other assets, which was partially offset by $0.2 million, net of cash acquired, used for acquisitions and $1.3 million used for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2010 was $4.0 million, which primarily resulted from $2.5 million repayment under the 2007 Credit Facility and a $1.5 million repayment under the Barclays Credit Agreement.

Net cash used in financing activities for the three months ended March 31, 2009 was $0.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2009 to March 31, 2010.

Accounts Receivable. Accounts receivable decreased $9.1 million from December 31, 2009 to March 31, 2010, which relates to the timing of cash collections and lower revenue recognized in 2010 compared to the first quarter of 2009.

Property, Plant, and Equipment. Property, plant, and equipment decreased $5.9 million during the period from December 31, 2009 to March 31, 2010, of which $5.7 million relates to depreciation and $0.7 million relates to assets sold. These decreases in property, plant, and equipment were partially offset by $0.6 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $6.1 million from December 31, 2009 to March 31, 2010, which relates to amortization.

Short-term Debt. Short-term debt decreased $1.5 million from December 31, 2009 to March 31, 2010 due to a $1.5 million repayment under the Barclays Credit Agreement.

Accounts Payable. Accounts payable increased $1.8 million from December 31, 2009 to March 31, 2010, which was primarily attributable to the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $3.0 million from December 31, 2009 to March 31, 2010, of which $1.6 million is from an increase in accrued vacation and a $0.8 million increase in accrued newsprint costs.

Long-term Debt. Long-term debt decreased $2.5 million from December 31, 2009 to March 31, 2010 due to a $2.5 million principal payment on the 2007 Credit Facility which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009.

Derivative Instruments. Derivative instrument liability increased $16.1 million from December 31, 2009 to March 31, 2010, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss increased $13.3 million from December 31, 2009 to March 31, 2010, which resulted from a loss on derivative instrument of $16.1 million which was offset by derivative amortization of $2.8 million.

Accumulated Deficit. Accumulated deficit increased $17.3 million from December 31, 2008 to December 31, 2009 from a net loss attributable to GateHouse Media, of $17.3 million.

Contractual Commitments

No changes were made to our contractual commitments during the period from December 31, 2009 to March 31, 2010.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended March 31, 2010		Three months ended March 31, 2009
	(in thousands)
Loss from continuing operations	$(17,459)		$(31,245)
Income tax expense	158		300
Loss on derivative instrument	2,797		2,206
Amortization of deferred financing costs	340		340
Write-off of financing costs	—		746
Interest expense	14,908		17,673
Depreciation and amortization	11,863		15,949

Adjusted EBITDA from continuing operations	$12,607	(a)	$5,969	(b)

(a)	Adjusted EBITDA for the three months ended March 31, 2010 included net expenses of $1,595 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,595 is non-cash compensation and other expense of $574, non-cash portion of postretirement benefits expense of $(142), integration and reorganization costs of $897 and a $266 loss on the sale of assets.

Adjusted EBITDA also does not include $(7) from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended March 31, 2009 included net expenses of $3,454 which are one-time in nature or non-cash compensation. Included in these net expenses of $3,454 is non-cash compensation and other expense of $2,634, non-cash portion of postretirement benefits expense of $140, integration and reorganization costs of $468 and a $212 loss on the sale of assets.

Adjusted EBITDA also does not include $(109) from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three month period ended March 31, 2010, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on form 10-K for the year ended December 31, 2009.

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

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index below.

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications.	x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: May 4, 2010	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer