Form 10-Q
period 2010-06-30
GateHouse Media, Inc.
filed 2010-08-03
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-33091

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 29, 2010, 58,081,291 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,100	$10,999
Accounts receivable, net of allowance for doubtful accounts of $3,508 and $4,569 at June 30, 2010 and December 31, 2009, respectively	59,803	67,669
Inventory	7,205	7,049
Prepaid expenses	5,256	5,128
Other current assets	7,277	6,873

Total current assets	107,641	97,718
Property, plant, and equipment, net of accumulated depreciation of $92,035 and $81,493 at June 30, 2010 and December 31, 2009, respectively	159,574	171,572
Goodwill	14,343	14,343
Intangible assets, net of accumulated amortization of $142,678 and $130,472 at June 30, 2010 and December 31, 2009, respectively	283,336	295,731
Deferred financing costs, net	5,015	5,695
Other assets	934	5,442
Long-term assets held for sale	1,429	1,428

Total assets	$572,272	$591,929

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term liabilities	$14,925	$14,369
Short-term debt	—	8,000
Accounts payable	8,499	6,075
Accrued expenses	33,828	28,598
Accrued interest	2,924	3,235
Deferred revenue	28,423	27,826

Total current liabilities	88,599	88,103
Long-term liabilities:
Long-term debt	1,192,487	1,195,000
Long-term liabilities, less current portion	4,058	4,733
Derivative instruments	69,530	44,522
Pension and other postretirement benefit obligations	12,716	13,147

Total liabilities	1,367,390	1,345,505

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at June 30, 2010; 58,313,868 and 58,313,868 shares issued, and 58,079,700 and 58,104,009 outstanding at June 30, 2010 and December 31, 2009, respectively	568	568
Additional paid-in capital	829,926	829,009
Accumulated other comprehensive loss	(68,568)	(48,916)
Accumulated deficit	(1,555,966)	(1,533,421)
Treasury stock, at cost, 234,168 and 209,859 shares at June 30, 2010 and December 31, 2009, respectively	(310)	(306)

Total GateHouse Media stockholders’ deficit	(794,350)	(753,066)
Noncontrolling interest	(768)	(510)

Total stockholders’ deficit	(795,118)	(753,576)

Total liabilities and stockholders’ deficit	$572,272	$591,929

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Revenues:
Advertising	$102,921	$107,623	$195,335	$201,892
Circulation	34,459	35,364	68,548	70,996
Commercial printing and other	6,836	8,320	13,436	16,924

Total revenues	144,216	151,307	277,319	289,812
Operating costs and expenses:
Operating costs	80,037	85,538	159,661	173,815
Selling, general, and administrative	37,845	42,626	77,556	86,206
Depreciation and amortization	11,631	15,772	23,492	31,721
Integration and reorganization costs	641	765	1,538	1,232
Impairment of long-lived assets	—	206,089	—	206,089
Loss on sale of assets	1,270	22	1,536	186
Goodwill and mastheads impairment	—	275,310	—	275,310

Operating income (loss)	12,792	(474,815)	13,536	(484,747)
Interest expense	15,050	15,813	29,958	33,486
Amortization of deferred financing costs	340	340	680	680
Loss on derivative instrument	2,559	3,706	5,356	5,912
Other (income) expense	5	(122)	(4)	673

Loss from continuing operations before income taxes	(5,162)	(494,552)	(22,454)	(525,498)
Income tax expense	34	14	191	315

Loss from continuing operations	(5,196)	(494,566)	(22,645)	(525,813)
Loss from discontinued operations, net of income taxes	(134)	(1,901)	(158)	(2,574)

Net loss	$(5,330)	$(496,467)	$(22,803)	$(528,387)
Net loss attributable to noncontrolling interest	$105	$79	$258	$222

Net loss attributable to GateHouse Media	$(5,225)	$(496,388)	$(22,545)	$(528,165)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.09)	$(8.61)	$(0.39)	$(9.17)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	$—	(0.03)	$—	(0.05)

Net loss attributable to GateHouse Media	$(0.09)	$(8.64)	$(0.39)	$(9.22)

Dividends declared per share	$—	$—	$—	$—
Basic weighted average shares outstanding	57,728,624	57,426,416	57,677,799	57,330,827

Diluted weighted average shares outstanding	57,728,624	57,426,416	57,677,799	57,330,827

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at January 1, 2010	58,313,868	$568	$829,009	$(48,916)	$(1,533,421)	209,859	$(306)	$(510)	$(753,576)
Comprehensive loss:
Net loss	—	—	—	—	(22,545)	—	—	(258)	(22,803)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(19,652)	—	—	—	—	(19,652)

Comprehensive loss	—							—	(42,455)
Non-cash compensation expense	—	—	917	—	—	—	—	—	917
Purchase of treasury stock	—	—	—	—	—	24,309	(4)	—	(4)

Balance at June 30, 2010	58,313,868	$568	$829,926	$(68,568)	$(1,555,966)	234,168	$(310)	$(768)	$(795,118)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash flows from operating activities:
Net loss	$(22,803)	$(528,387)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,496	31,790
Amortization of deferred financing costs	680	680
Loss on derivative instrument	5,356	5,912
Non-cash compensation expense	917	2,026
Loss on sale of assets	1,536	186
Pension and other postretirement benefit obligations	(348)	(153)
Impairment of long-lived assets	124	208,423
Goodwill and masthead impairment	—	275,310
Changes in assets and liabilities, net of sales:
Accounts receivable, net	7,866	12,032
Inventory	(156)	2,450
Prepaid expenses	(128)	(1,175)
Other assets	532	(3,834)
Accounts payable	2,424	(5,487)
Accrued expenses	5,146	6,804
Accrued interest	(311)	(4,628)
Deferred revenue	597	1,271
Other long-term liabilities	(101)	(145)

Net cash provided by operating activities	24,827	3,075

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,285)	(1,564)
Proceeds from sale of publications and other assets	4,076	4,741
Acquisitions, net of cash acquired	—	(254)

Net cash provided by investing activities	2,791	2,923

Cash flows from financing activities:
Repayments under long-term debt	(2,513)	—
Repayments under short-term debt	(8,000)	(1,500)
Purchase of treasury stock	(4)	(1)

Net cash used in financing activities	(10,517)	(1,501)

Net increase in cash and cash equivalents	17,101	4,497
Cash and cash equivalents at beginning of period	10,999	11,744

Cash and cash equivalents at end of period	$28,100	$16,241

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

Total comprehensive loss for the three months ended June 30, 2010 and 2009 was $11,681 and $505,708, respectively. Total comprehensive loss for the six months ended June 30, 2010 and 2009 was $42,455 and $533,677, respectively.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. This has led to losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for the Company to meet certain of its debt covenants and has eliminated the availability of additional borrowings under the Company’s revolving credit agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow and intends to continue to execute on these plans. This includes continuing the suspension of the payment of the Company’s cash dividend, the issuance of preferred stock, the repayment of borrowings under the revolving credit agreement, and the planned continued implementation of cost reduction programs. Management believes these initiatives will provide the financial resources necessary to invest in the business, ensure the Company’s future success, and provide the cash flow to enable the Company to meet its financial commitments for the next twelve months.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance as Accounting Standards Updated (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s Condensed Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $456, $1,218, $917 and $2,026 during the three and six months ended June 30, 2010 and 2009, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 30, 2010 was $1,248, which is expected to be recognized over a weighted average period of 1.4 years through April 2013.

Restricted Share Grants (“RSGs”)

Prior to the Company’s initial public offering (“IPO”) in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event a RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of June 30, 2010 and 2009, there were 318,836 and 635,311 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $9.57 and $11.08, respectively. As of June 30, 2010, the aggregate intrinsic value of unvested RSGs was $51. During the six months ended June 30, 2010, the aggregate fair value of vested RSGs was $39.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2009	570,696	$10.01
Vested	(246,220)	10.59
Forfeited	(5,640)	10.02

Unvested at June 30, 2010	318,836	9.57

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

(4) Restructuring

Over the past several years the Company has engaged in a series of individual restructuring programs, primarily to right size the Company’s employee base, consolidate facilities and improve operations. These initiatives impact all of the Company’s geographic regions and are often impacted by the terms of union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended December 31, 2009 and the six months ended June 30, 2010 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2008	$616	$56	$672
Restructuring provision included in Integration and Reorganization (2)	1,537	419	1,956
Reversals of prior accruals included in Integration and Reorganization	(55)	—	(55)
Cash payments	(1,853)	(455)	(2,308)

Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in Integration and Reorganization (2)	614	931	1,545
Cash payments	(698)	(949)	(1,647)

Balance at June 30, 2010	$161	$2	$163

(1)	Other costs primarily included costs to consolidate operations.

(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Severance and related costs (2)	$215	$830	$614	$1,179
Reversals of prior accruals	—	(55)	—	(55)
Other costs (1) (2)	427	—	931	—
Cash payments	(808)	(748)	(1,647)	(1,315)

(1)	Other costs primarily included costs to consolidate operations.

(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

As of June 30, 2010, the accrued restructuring balance related to acquisitions was $0.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 30, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,457	$1,513
Advertiser relationships	286,497	107,817	178,680
Customer relationships	8,940	1,971	6,969
Subscriber relationships	83,163	27,526	55,637
Trade name	5,493	1,831	3,662
Publication rights	345	76	269

Total	$389,408	$142,678	$246,730

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,606

Total	$50,949

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,065	$1,905
Advertiser relationships	286,601	99,061	187,540
Customer relationships	8,940	1,646	7,294
Subscriber relationships	83,217	25,079	58,138
Trade name	5,493	1,556	3,937
Publication rights	345	65	280

Total	$389,566	$130,472	$259,094

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,637

Total	$50,980

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.6 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and six months ended June 30, 2010 and 2009 was $6,135, $9,386, $12,270 and $18,777, respectively. Estimated future amortization expense as of June 30, 2010 is as follows:

For the years ending December 31:
2010	$12,254
2011	24,402
2012	24,093
2013	23,811
2014	23,765
Thereafter	138,405

Total	$246,730

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

As of September 30, 2009, December 31, 2009, and March 31, 2010 a review of impairment indicators was performed with the Company noting that conditions regarding its financial results and forecast had not changed since June 30, 2009 impairment test and its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 30, 2010, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment include multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results, no impairment indicators were identified for the only remaining reporting unit having a goodwill balance and all mastheads as the estimated fair value exceeded carrying value. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(6) Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirectly wholly-owned subsidiary of the Company, GateHouse Media Holdco, Inc. (“Holdco”), an indirectly wholly-owned subsidiary of the Company, and certain of their subsidiaries entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent (the “2007 Credit Facility”).

The 2007 Credit Facility, prior to execution of the Second Amendment (defined below), provided for: (a) a $670,000 term loan facility that matures on August 28, 2014; (b) a delayed draw term loan facility of up to $250,000 that matures on August 28, 2014, and (c) a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility, that matures on February 28, 2014. The borrowers used the proceeds of the 2007 Credit Facility to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility is secured by a first priority security interest in: (a) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries; (b) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries; and (c) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the 2007 Credit Facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at June 30, 2010 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of June 30, 2010, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

As required by the 2007 Credit Facility, as amended, on March 5, 2010, the Company made a principal payment of $2,513, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009. As of June 30, 2010, a total of $1,192,487 was outstanding under the 2007 Credit Facility; $668,591 was outstanding under the term loan facility, $249,474 was outstanding under the delayed draw term loan facility, $274,422 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

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

Third Amendment to 2008 Bridge Facility

On June 12, 2009, Holdco II entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1,500 under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. As a result of the prepayment of a portion of the 2008 Bridge Facility the final payment has been accelerated to December 2010. The Bridge Borrower’s agreement to prepay the 2008 Bridge Facility in any month was amended to provide that the Bridge Borrower prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4,000, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days. On June 7, 2010, the Company paid off the remaining balance under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility, which occurred in the second quarter of 2010, for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in current portion of long-term liabilities, and dividends of $2,142 are accrued as of June 30, 2010. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.6% of the Company’s outstanding Common Stock.

Compliance with Covenants

The Company currently is in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $710,000.

Payment Schedule

As of June 30, 2010, scheduled principal payments of outstanding debt are as follows:

2010	$—
2011	—
2012	—
2013	—
2014	1,192,487

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$69,530	Derivative Instruments	$44,522

Total derivatives		$69,530		$44,522

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended June 30, 2010 and 2009

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Interest rate swaps	Loss on derivative instrument	$(2,559)	$(3,706)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$(8,973)	$(13,014)	Interest income/ (expense)	$(10,150)	$(11,060)	Other income/ (expense)	$63	$66

The Effect of Derivative Instruments on the Statement of Operations

for the Six Months Ended June 30, 2010 and 2009

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Interest rate swaps	Loss on derivative instrument	$(5,356)	$(5,912)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$(24,991)	$(12,201)	Interest income/ (expense)	$(20,117)	$(22,882)	Other income/ (expense)	$(17)	$998

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three and six months ended June 30, 2010, $1,490 and $3,066 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $178.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income will be reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the item previously hedged. During the three and six months ended June 30, 2010, $1,132 and $2,273 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $3,051.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended June 30, 2010, the fair value of the swap decreased by $1,394, of which $0 was recognized through earnings and $1,394 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2010, the fair value of the swap decreased by $4,081, of which $0 was recognized through earnings and $4,081 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended June 30, 2010, the fair value of the swap decreased by $3,596, of which $0 was recognized through earnings and $3,596 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2010, the fair value of the swap decreased by $9,886, of which $0 was recognized through earnings and $9,886 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended June 30, 2010, the fair value of the swap decreased by $2,820, of which an increase of $10 was recognized through earnings and a decrease of $2,830 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2010, the fair value of the swap decreased by $8,070, of which $17 was recognized through earnings and $8,053 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended June 30, 2010, the fair value of the swap decreased by $1,100, of which an increase of $53 was recognized through earnings and a decrease of $1,153 was recognized through accumulated other comprehensive income. During the six months ended June 30, 2010, the fair value of the swap decreased by $2,971, of which $0 was recognized through earnings and $2,971 was recognized through accumulated other comprehensive income.

A valuation allowance was established during the six months ended June 30, 2010 related to the increase in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $7,694 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of June 30, 2010 was $68,031.

(8) Related Party Transactions

Fortress Investment Group, LLC

On May 9, 2005, FIF III, FIF III Liberty Acquisitions, LLC, a wholly-owned subsidiary of FIF III (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly-owned subsidiary of FIF III (the “Merger”). The Merger was completed on June 6, 2005. FIF III is an affiliate of Fortress Investment Group LLC.

As of June 30, 2010, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $125,735 of the $1,192,487 2007 Credit Facility as of June 30, 2010. These amounts were purchased on arms’ length terms in secondary market transactions.

On August 21, 2008, FIF III purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility, which occurred in the second quarter of 2010, for an amount equal to the original purchase price plus accrued but unpaid dividends.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2009. The Company concluded that during the six months of 2010, an increase to the valuation allowance of $16,375 would be necessary to offset additional deferred tax assets. Of this amount, a $8,627 increase was recognized through the income statement and $7,694 was recognized through accumulated other comprehensive income, and $54 was recognized through discontinued operations.

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

For the six months ended June 30, 2010, the expected federal tax benefit at 34% is $7,580. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $7,471 and the tax effect related to non-deductible expenses of $109.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2006 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of December 31, 2009 and June 30, 2010, the Company had unrecognized tax benefits of approximately $5,068 and $5,259, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending December 31, 2009 and June 30, 2010. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$14	$54	$21	$100	$27	$109	$42
Interest cost	303	83	316	94	605	167	631	188
Expected return on plan assets	(300)	—	(275)	—	(600)	—	(551)	—
Amortization of prior service cost	—	(118)	—	(111)	—	(235)	—	(222)
Amortization of unrecognized gain	25	—	32	—	50	—	64	—

Total	$78	$(21)	$127	$4	$155	$(41)	$253	$8

During the three and six months ended June 30, 2010 and 2009, the Company recognized a total of $57, $131, $114 and $261 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.7%	5.6%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	9.5%
Ultimate year trend	—	5.0%
Year of ultimate trend	—	2019

(11) Assets Held for Sale

As of June 30, 2010 and December 31, 2009, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Long-term assets held for sale:
Property, plant and equipment, net	$1,429	$1,428

Total long-term assets held for sale	$1,429	$1,428

These assets are real property and no publication related assets are included.

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

•	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

•	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following tables provide fair value measurement information for each class of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
Liabilities
Derivatives as of December 31, 2009 (1)	$—	$—	$44,522	$44,522	Income
Derivatives as of June 30, 2010 (1)	—	—	69,530	69,530	Income

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s assumptions about the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Derivative Liabilities
Balance as of December 31, 2009	$44,522
Total (gains) losses, net:
Included in earnings (or changes in net assets)	17
Included in other comprehensive income	24,991

Balance as of June 30, 2010	$69,530

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

Included in cash and cash equivalents at June 30, 2010 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,265. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(14) Discontinued Operations

During the six months ended June 30, 2009, the Company discontinued a publication in Kansas. As a result, an impairment loss of $551 is included in loss from discontinued operations on the Statement of Operations for this period. Additionally, during the six months ended June 30, 2009, the Company completed its sale of four publications in Iowa for an aggregate sale price of $1,925. As a result, an impairment loss of $1,777 is included in loss from discontinued operations on the Statement of Operations for this period. The net revenue during the six months ended June 30, 2009 for the aforementioned discontinued operations was $1,044. Loss before income taxes during the six months ended June 30, 2009 for the aforementioned discontinued operations was $2,574.

During the six months ended June 30, 2010, the Company discontinued a publication in New York. As a result, an impairment loss of $120 is included in loss from discontinued operations on the Statement of Operations for this period. The net revenue during the six months ended June 30, 2010 for the aforementioned discontinued operation and previously discontinued operations was $92. Loss before income taxes during the six months ended June 30, 2010 for the aforementioned discontinued operations and previously discontinued operations was $158.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of GateHouse Media, Inc.’s and its subsidiaries (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 453 community publications, more than 270 related websites, and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 727,000;

•	261 weekly newspapers (published up to three times per week) with total paid circulation of approximately 564,000 and total free circulation of approximately 752,000;

•	105 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.6 million;

•	over 270 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as travel and recreation, sports, healthcare and real estate.

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

As of June 30, 2010, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

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

We performed testing for impairment of goodwill and newspaper mastheads as of June 30, 2010, June 30, 2009, December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. While no impairment charge was recognized as part of the 2010 assessment, should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

During 2008, our credit rating was downgraded to be rated below-investment grade by both Standard & Poor’s and Moody’s Investors Service and was further downgraded in 2009 and 2010. Any future long-term borrowing or the extension or replacement of our short-term borrowing will reflect the negative impact of these ratings, increase our borrowing costs, limit our financing options and subject us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing cost, subject us to more onerous borrowing terms and reduce or eliminate our borrowing flexibility in the future.

The current economic environment and its resulting impact on us has limited our ability to grow further through acquisitions in the near-term future. However, we are highly focused on integrating our prior acquisitions, realizing all synergy and de-levering opportunities, reducing our overall costs structure to fit today’s revenue environment, and on strengthening the local market position we hold in our markets.

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

Results of Operations

The following table summarizes our historical results of operations for the three and six months ended June 30, 2010 and 2009.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Revenues:
Advertising	$102,921	$107,623	$195,335	$201,892
Circulation	34,459	35,364	68,548	70,996
Commercial printing and other	6,836	8,320	13,436	16,924

Total revenues	144,216	151,307	277,319	289,812
Operating costs and expenses:
Operating costs	80,037	85,538	159,661	173,815
Selling, general, and administrative	37,845	42,626	77,556	86,206
Depreciation and amortization	11,631	15,772	23,492	31,721
Integration and reorganization costs	641	765	1,538	1,232
Impairment of long-lived assets	—	206,089	—	206,089
Loss on sale of assets	1,270	22	1,536	186
Goodwill and mastheads impairment	—	275,310	—	275,310

Operating income (loss)	12,792	(474,815)	13,536	(484,747)
Interest expense	15,050	15,813	29,958	33,486
Amortization of deferred financing costs	340	340	680	680
Loss on derivative instrument	2,559	3,706	5,356	5,912
Other (income) expense	5	(122)	(4)	673

Loss from continuing operations before income taxes	(5,162)	(494,552)	(22,454)	(525,498)
Income tax expense	34	14	191	315

Loss from continuing operations	(5,196)	(494,566)	(22,645)	(525,813)

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Revenue. Total revenue for the three months ended June 30, 2010 decreased by $7.1 million or 4.7% to $144.2 million from $151.3 million for the three months ended June 30, 2009. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $4.7 million, or 4.4%, decrease in advertising revenue, a $0.9 million, or 2.6%, decrease in circulation revenue and a $1.5 million, or 17.8%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category, as an uncertain economic environment continues to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in external print projects as a result of weak economic conditions.

Operating Costs. Operating costs for the three months ended June 30, 2010 decreased by $5.5 million, or 6.4%, to $80.0 million from $85.5 million for the three months ended June 30, 2009. The decrease in operating costs was primarily due to a decrease in compensation, newsprint, delivery, external printing costs and health insurance benefit expenses of $2.0 million, $1.7 million, $0.7 million, $0.6 million and $0.4 million, respectively. The majority of these cost reductions are permanent in nature and were implemented as we integrated acquisitions and improved the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2010 decreased by $4.8 million, or 11.2%, to $37.8 million from $42.6 million three months ended June 30, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in other office related expenses, health insurance benefits and compensation expenses of $2.5 million, $1.6 million and $0.5 million, respectively. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2010 decreased by $4.2 million to $11.6 million from $15.8 million for the three months ended June 30, 2009. The decrease in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June 2009.

Impairment of Long-Lived Assets. During the three months ended June 30, 2009 we incurred a charge of $206.1 million related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units. There were no such charges during the three months ended June 30, 2010.

Goodwill and Mastheads Impairment. During the three months ended June 30, 2009 we recorded a $275.3 million impairment on our goodwill and mastheads due to softening business conditions and the related impact on the fair value of our reporting units. There were no such charges during the three months ended June 30, 2010.

Interest Expense. Total interest expense for the three months ended June 30, 2010 decreased by $0.7 million, or 4.8%, to $15.1 million from $15.8 million for the three months ended June 30, 2009. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Loss on Derivative Instrument. During the three months ended June 30, 2010 and 2009, we recorded a net loss of $2.6 million and $3.7 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended June 30, 2010 was $5.2 million. Net loss from continuing operations for the three months ended June 30, 2009 was $494.6 million. Our net loss from continuing operations decreased due to the factors noted above.

Six months Ended June 30, 2010 Compared To Six months Ended June 30, 2009

Revenue. Total revenue for the six months ended June 30, 2010 decreased by $12.5 million, or 4.3%, to $277.3 million from $289.8 million for the six months ended June 30, 2009. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $6.6 million, or 3.2%, decrease in advertising revenue, a $2.4 million, or 3.4%, decrease in circulation revenue and a $3.5 million, or 20.6%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category, as an uncertain economic environment continues to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

Operating Costs. Operating costs for the six months ended June 30, 2010 decreased by $14.1 million, or 8.1%, to $159.7 million from $173.8 million for the six months ended June 30, 2009. The decrease in operating costs was primarily due to a decrease in newsprint, compensation, external printing, delivery, postage and health insurance benefit expenses of $5.8 million, $4.3 million, $1.3 million, $1.2 million, $0.7 million and $0.5 million, respectively. The majority of these cost reductions are permanent in nature and were implemented as we integrated acquisitions and improved the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2010 decreased by $8.6 million, or 10.0%, to $77.6 million from $86.2 million for the six months ended June 30, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in other office related expenses, compensation, health insurance benefits and consulting and professional expenses of $4.2 million, $1.7 million, $1.4 million and $1.3 million, respectively. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2010 decreased by $8.2 million to $23.5 million from $31.7 million for the six months ended June 30, 2009. The decrease in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June 2009.

Impairment of Long-Lived Assets. During the six months ended June 30, 2009 we incurred a charge of $206.1 million related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units. There were no such charges during the six months ended June 30, 2010.

Goodwill and Mastheads Impairment. During the six months ended June 30, 2009 we recorded a $275.3 million impairment on our goodwill and mastheads due to softening business conditions and the related impact on the fair value of our reporting units. There were no such charges during the six months ended June 30, 2010.

Interest Expense. Total interest expense for the six months ended June 30, 2010 decreased by $3.5 million, or 10.5%, to $30.0 million from $33.5 million for the six months ended June 30, 2009. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Loss on Derivative Instrument. During the six months ended June 30, 2010 and 2009, we recorded a net loss of $5.4 million and $5.9 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Income Tax Expense. Income tax expense for the six months ended June 30, 2010 was $0.2 million compared to an income tax expense of $0.3 million for the six months ended June 30, 2009. The change of $0.1 million was primarily due to an increase in the valuation allowance recognized and the impairment on the non tax deductible goodwill.

Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended June 30, 2010 was $22.6 million. Net loss from continuing operations for the six months ended June 30, 2009 was $525.8 million. Our net loss from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and will be, cash provided by operating activities and term loan borrowings for significant acquisitions.

As a holding company, we have no operations of our own and accordingly have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of June 30, 2010 we were in compliance with all applicable covenants.

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

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary, as defined under the terms of our 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require us to purchase its Macomb preferred stock during the five-year period following our full repayment of the 2008 Bridge Facility, which occurred in the second quarter of 2010, for an amount equal to the original purchase price, plus accrued but unpaid dividends. FIF III is an affiliate of Fortress Investment Group LLC, the owner of approximately 39.6% of our outstanding Common Stock.

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

On June 12, 2009, we entered into the Third Amendment to the 2008 Bridge Facility. The Third Amendment established a revised amortization schedule for the outstanding balance due under the 2008 Bridge Facility which runs through February 12, 2011. Bi-monthly payments of $1.5 million each under the revised amortization schedule began in June 2009 with any remaining amounts due February 12, 2011. The agreement to prepay the 2008 Bridge Facility in any month was amended to provide that we prepay the 2008 Bridge Facility in any month, and only to the extent that, the month end cash balance exceeds the revised Projected Cash Balance by $4.0 million, starting in June of 2009. The Bridge Borrower also agreed to additional informational document delivery requirements. In addition, the applicable “grace period” for any failure to make a principal payment was extended to 30 days. On June 7, 2010, the Company paid off the remaining balance under the 2008 Bridge Facility.

As required by the 2007 Credit Facility, as amended, on March 5, 2010, we made a principal payment of $2.5 million, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009.

Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

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

Cash Flows

The following table summarizes our historical cash flows.

	Six months ended June 30, 2010	Six months ended June 30, 2009
Cash provided by operating activities	$24,827	$3,075
Cash provided by investing activities	2,791	2,923
Cash used in financing activities	(10,517)	(1,501)

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 30, 2010 and June 30, 2009.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2010 was $24.8 million, an increase of $21.7 million when compared to $3.1 million of cash used by operating activities for the six months ended June 30, 2009. This $21.7 million increase was the result of an increase in cash provided by working capital of $8.6 million and a decrease in net loss of $505.5 million, which were offset by a decrease in non-cash charges of $492.4 million.

The $8.6 million increase in cash provided by working capital for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 is primarily attributable to increases in accounts payable and accrued interest and a decrease in other assets, which was partially offset by an increase in accounts receivable.

The $492.4 million decrease in non-cash charges primarily consisted of a decrease in goodwill and masthead impairment of $275.3 million, a decrease in an impairment of long-lived assets of $208.3 million, a decrease in depreciation and amortization of $8.3 million, a decrease in non-cash compensation expense of $1.1 million, a decrease in loss on derivative instruments of $0.6 million, and a decrease in pension and other postretirement benefit obligations of $0.2 million. These decreases were partially offset by a $1.4 million increase in loss on the sale of assets which was primarily a press and other real property.

Cash Flows from Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2010 was $2.8 million. During the six months ended June 30, 2010, we received $4.1 million from the collection of a receivable due from a previous real estate sale and the sale of other real property, which was offset by $1.3 million used for capital expenditures.

Net cash provided by investing activities for the six months ended June 30, 2009 was $2.9 million. During the six months ended June 30, 2009, we received $4.7 million from the sale of publications and other assets, which was partially offset by $0.3 million, net of cash acquired, used for acquisitions and $1.6 million used for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 30, 2010 was $10.5 million, which primarily resulted from $2.5 million repayment under the 2007 Credit Facility and an $8.0 million repayment under the 2008 Bridge Facility.

Net cash used in financing activities for the six months ended June 30, 2009 was $1.5 million, which primarily resulted from a $1.5 million repayment under the Barclays Credit Agreement.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2009 to June 30, 2010.

Accounts Receivable. Accounts receivable decreased $7.9 million from December 31, 2009 to June 30, 2010, which relates to the timing of cash collections and lower revenue recognized in 2010 compared to 2009.

Property, Plant, and Equipment. Property, plant, and equipment decreased $12.0 million during the period from December 31, 2009 to June 30, 2010, of which $11.2 million relates to depreciation and $2.1 million relates to assets sold and held for sale. These decreases in property, plant, and equipment were partially offset by $1.3 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $12.4 million from December 31, 2009 to June 30, 2010, of which $12.3 million relates to amortization and $0.1 million relates to an impairment charge.

Other Assets. Other assets decreased $4.5 million from December 31, 2009 to June 30, 2010, which primarily relates to a $3.5 million note receivable collected from the 2009 sale of land in Quincy, Massachusetts.

Short-term Debt. Short-term debt decreased $8.0 million from December 31, 2009 to June 30, 2010 due to an $8.0 million repayment under the 2008 Bridge Facility.

Accounts Payable. Accounts payable increased $2.4 million from December 31, 2009 to June 30, 2010, which was primarily attributable to the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $5.2 million from December 31, 2009 to June 30, 2010, which was primarily attributable to payroll related expenses.

Long-term Debt. Long-term debt decreased $2.5 million from December 31, 2009 to June 30, 2010 due to a $2.5 million principal payment as required by the 2007 Credit Facility which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009.

Derivative Instruments. Derivative instrument liability increased $25.0 million from December 31, 2009 to June 30, 2010, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss increased $19.6 million from December 31, 2009 to June 30, 2010, which resulted from a loss on derivative instrument of $25.0 million which was offset by derivative amortization of $5.4 million.

Accumulated Deficit. Accumulated deficit increased $22.5 million from December 31, 2008 to December 31, 2009 from a net loss attributable to GateHouse Media, of $22.5 million.

Contractual Commitments

No changes were made to our contractual commitments during the period from December 31, 2009 to June 30, 2010.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended June 30, 2010		Three months ended June 30, 2009	Six months ended June 30, 2010		Six months ended June 30, 2009
	(in thousands)
Loss from continuing operations	$(5,196)		$(494,566)	$(22,645)		$(525,813)
Income tax expense	34		14	191		315
Loss on derivative instrument	2,559		3,706	5,356		5,912
Amortization of deferred financing costs	340		340	680		680
Write-off of financing costs	—		(2)	—		743
Interest expense	15,050		15,813	29,958		33,486
Impairment of long-lived assets	—		206,089	—		206,089
Depreciation and amortization	11,631		15,772	23,492		31,721
Goodwill and masthead impairment	—		275,310	—		275,310

Adjusted EBITDA from continuing operations	$24,418	(a)	$22,476 (b)	$37,032	(c)	$28,443	(d)

(a)	Adjusted EBITDA for the three months ended June 30, 2010 included net expenses of $3,049 which are one-time in nature or non-cash compensation. Included in these net expenses of $3,049 is non-cash compensation and other expense of $1,344, non-cash portion of postretirement benefits expense of $(206), integration and reorganization costs of $641 and a $1,270 loss on the sale of assets.

Adjusted EBITDA also does not include $(8) from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended June 30, 2009 included net expenses of $2,680 which are one-time in nature or non-cash compensation. Included in these net expenses of $2,680 is non-cash compensation and other expense of $2,186, non-cash portion of postretirement benefits expense of $(293), integration and reorganization costs of $765 and a $22 loss on the sale of assets.

Adjusted EBITDA also does not include $(105) from our discontinued operations.

(c)	Adjusted EBITDA for the six months ended June 30, 2010 included net expenses of $4,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $4,643 is non-cash compensation and other expense of $1,917, non-cash portion of postretirement benefits expense of $(348), integration and reorganization costs of $1,538 and a $1,536 loss on the sale of assets.

Adjusted EBITDA also does not include $(23) from our discontinued operations.

(d)	Adjusted EBITDA for the six months ended June 30, 2009 included net expenses of $6,085 which are one-time in nature or non-cash compensation. Included in these net expenses of $6,085 is non-cash compensation and other expense of $4,820, non-cash portion of postretirement benefits expense of $(153), integration and reorganization costs of $1,232 and a $186 loss on the sale of assets.

Adjusted EBITDA also does not include $(163) from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six month period ended June 30, 2010, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

See Index to Exhibits on page 33 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: August 3, 2010	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer

Index to Exhibits

Incorporated by Reference Herein
Exhibit No.	Description of Exhibit	Included Herewith	Form	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications.	x