Form 10-Q
period 2010-09-30
GateHouse Media, Inc.
filed 2010-11-02
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 29, 2010, 58,081,291 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,591	$10,999
Accounts receivable, net of allowance for doubtful accounts of $3,308 and $4,569 at September 30, 2010 and December 31, 2009, respectively	59,354	67,669
Inventory	7,812	7,049
Prepaid expenses	5,412	5,128
Other current assets	7,114	6,873

Total current assets	111,283	97,718
Property, plant, and equipment, net of accumulated depreciation of $97,070 and $81,493 at September 30, 2010 and December 31, 2009, respectively	155,747	171,572
Goodwill	14,343	14,343
Intangible assets, net of accumulated amortization of $148,808 and $130,472 at September 30, 2010 and December 31, 2009, respectively	277,206	295,731
Deferred financing costs, net	4,674	5,695
Other assets	976	5,442
Long-term assets held for sale	1,558	1,428

Total assets	$565,787	$591,929

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term liabilities	$15,188	$14,369
Short-term debt	—	8,000
Accounts payable	9,476	6,075
Accrued expenses	31,096	28,598
Accrued interest	2,802	3,235
Deferred revenue	27,386	27,826

Total current liabilities	85,948	88,103
Long-term liabilities:
Long-term debt	1,192,487	1,195,000
Long-term liabilities, less current portion	3,854	4,733
Derivative instruments	67,344	44,522
Pension and other postretirement benefit obligations	11,738	13,147

Total liabilities	1,361,371	1,345,505

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2010; 58,313,868 and 58,313,868 shares issued, and 58,079,700 and 58,104,009 outstanding at September 30, 2010 and December 31, 2009, respectively	568	568
Additional paid-in capital	830,337	829,009
Accumulated other comprehensive loss	(64,505)	(48,916)
Accumulated deficit	(1,560,847)	(1,533,421)
Treasury stock, at cost, 234,168 and 209,859 shares at September 30, 2010 and December 31, 2009, respectively	(310)	(306)

Total GateHouse Media stockholders’ deficit	(794,757)	(753,066)
Noncontrolling interest	(827)	(510)

Total stockholders’ deficit	(795,584)	(753,576)

Total liabilities and stockholders’ deficit	$565,787	$591,929

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Revenues:
Advertising	$97,010	$100,805	$292,346	$302,698
Circulation	34,304	35,751	102,852	106,746
Commercial printing and other	6,592	8,261	20,028	25,185

Total revenues	137,906	144,817	415,226	434,629
Operating costs and expenses:
Operating costs	77,283	80,549	236,944	254,364
Selling, general, and administrative	36,545	38,536	114,101	124,742
Depreciation and amortization	11,366	12,052	34,858	43,773
Integration and reorganization costs	701	199	2,239	1,431
Impairment of long-lived assets	—	—	—	206,089
(Gain) loss on sale of assets	(26)	(605)	1,510	(420)
Goodwill and mastheads impairment	—	—	—	275,310

Operating income (loss)	12,037	14,086	25,574	(470,660)
Interest expense	15,118	15,727	45,076	49,214
Amortization of deferred financing costs	340	340	1,020	1,020
Gain on early extinguishment of debt	—	(7,538)	—	(7,538)
Loss on derivative instrument	1,875	3,552	7,232	9,465
Other (income) expense	(10)	(210)	(14)	463

Income (loss) from continuing operations before income taxes	(5,286)	2,215	(27,740)	(523,284)
Income tax expense (benefit)	(351)	(6)	(160)	308

Income (loss) from continuing operations	(4,935)	2,221	(27,580)	(523,592)
Loss from discontinued operations, net of income taxes	(5)	(173)	(163)	(2,746)

Net income (loss)	$(4,940)	$2,048	$(27,743)	$(526,338)
Net loss attributable to noncontrolling interest	$59	$114	$317	$336

Net income (loss) attributable to GateHouse Media	$(4,881)	$2,162	$(27,426)	$(526,002)

Income (loss) per share:
Basic and diluted:
Income (loss) from continuing operations attributable to GateHouse Media	$(0.08)	$0.04	$(0.47)	$(9.12)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	$—	—	$—	(0.04)

Net income (loss) attributable to GateHouse Media	$(0.08)	$0.04	$(0.47)	$(9.16)

Dividends declared per share	$—	$—	$—	$—
Basic weighted average shares outstanding	57,761,808	57,478,622	57,706,111	57,380,638

Diluted weighted average shares outstanding	57,761,808	57,478,622	57,706,111	57,380,638

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at January 1, 2010	58,313,868	$568	$829,009	$(48,916)	$(1,533,421)	209,859	$(306)	$(510)	$(753,576)
Comprehensive loss:
Net loss	—	—	—	—	(27,426)	—	—	(317)	(27,743)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(15,589)	—	—	—	—	(15,589)

Comprehensive loss	—							—	(43,332)
Non-cash compensation expense	—	—	1,328	—	—	—	—	—	1,328
Purchase of treasury stock	—	—	—	—	—	24,309	(4)	—	(4)

Balance at September 30, 2010	58,313,868	$568	$830,337	$(64,505)	$(1,560,847)	234,168	$(310)	$(827)	$(795,584)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flows from operating activities:
Net loss	$(27,743)	$(526,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,862	43,843
Amortization of deferred financing costs	1,020	1,020
Loss on derivative instrument	7,232	9,465
Non-cash compensation expense	1,328	2,766
(Gain) loss on sale of assets	1,510	(420)
Gain on early extinguishment of debt	—	(7,538)
Pension and other postretirement benefit obligations	(1,424)	(302)
Impairment of long-lived assets	124	208,459
Goodwill and masthead impairment	—	275,310
Changes in assets and liabilities, net of sales:
Accounts receivable, net	8,315	11,317
Inventory	(763)	4,136
Prepaid expenses	(284)	(218)
Other assets	653	(3,699)
Accounts payable	3,401	(12,037)
Accrued expenses	2,587	(140)
Accrued interest	(433)	(4,713)
Deferred revenue	(440)	391
Other long-term liabilities	(16)	638

Net cash provided by operating activities	29,929	1,940

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,933)	(1,964)
Proceeds from sale of publications and other assets	4,113	11,069
Acquisitions, net of cash acquired	—	(275)

Net cash provided by investing activities	1,180	8,830

Cash flows from financing activities:
Repayments under long-term debt	(2,513)	—
Repayments under short-term debt	(8,000)	(6,000)
Repayments under short-term note payable	—	(4,000)
Purchase of treasury stock	(4)	(1)

Net cash used in financing activities	(10,517)	(10,001)

Net increase in cash and cash equivalents	20,592	769
Cash and cash equivalents at beginning of period	10,999	11,744

Cash and cash equivalents at end of period	$31,591	$12,513

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

Total comprehensive loss for the three months ended September 30, 2010 was $877. Total comprehensive income for the three months ended September 30, 2009 was $11,177. Total comprehensive loss for the nine months ended September 30, 2010 and 2009 was $43,332 and $522,499, respectively.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. This has led to losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for the Company to meet certain of its debt covenants and has eliminated the availability of additional borrowings under the Company’s revolving credit agreement. As a result of these trends in the industry and the Company, management has implemented plans to reduce costs and preserve cash flow and intends to continue to execute on these plans. This includes continuing the suspension of the payment of the Company’s cash dividend, the repayment of borrowings under the revolving credit agreement, and the planned continued implementation and enhancement of cost reduction programs. Management believes these initiatives will provide the financial resources necessary to invest in the business, ensure the Company’s future success, and provide the cash flow to enable the Company to meet its financial commitments for the next twelve months.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance as Accounting Standards Updated (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and is not expected to have any impact on the Company’s Condensed Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $411, $740, $1,328 and $2,766 during the three and nine months ended September 30, 2010 and 2009, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2010 was $900, which is expected to be recognized over a weighted average period of 1.06 years through April 2013.

Restricted Share Grants (“RSGs”)

Prior to the Company’s initial public offering (“IPO”) in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event a RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of a RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive any dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of September 30, 2010 and 2009, there were 317,320 and 630,026 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $9.53 and $11.06, respectively. As of September 30, 2010, the aggregate intrinsic value of unvested RSGs was $32. During the nine months ended September 30, 2010, the aggregate fair value of vested RSGs was $25.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2009	570,696	$10.01
Vested	(247,736)	10.63
Forfeited	(5,640)	10.02

Unvested at September 30, 2010	317,320	9.53

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed periodically and the estimate may change based on new facts and circumstances.

(3) Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

(4) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve operations. These initiatives impact all of the Company’s geographic regions and are often impacted by the terms of union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended December 31, 2009 and the nine months ended September 30, 2010 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2008	$616	$56	$672
Restructuring provision included in Integration and Reorganization (2)	1,537	419	1,956
Reversals of prior accruals included in Integration and Reorganization	(55)	—	(55)
Cash payments	(1,853)	(455)	(2,308)

Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in Integration and Reorganization (2)	1,087	1,159	2,246
Cash payments	(965)	(1,179)	(2,144)

Balance at September 30, 2010	$367	$0	$367

(1)	Other costs primarily included costs to consolidate operations.

(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Severance and related costs (2)	$473	$63	$1,087	$1,242
Reversals of prior accruals	—	—	—	(55)
Other costs (1) (2)	228	112	1,159	112
Cash payments	(497)	(472)	(2,144)	(1,787)

(1)	Other costs primarily included costs to consolidate operations.

(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

As of September 30, 2010, the accrued restructuring balance related to acquisitions was $0.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,648	$1,322
Advertiser relationships	286,497	112,220	174,277
Customer relationships	8,940	2,133	6,807
Subscriber relationships	83,163	28,757	54,406
Trade name	5,493	1,968	3,525
Publication rights	345	82	263

Total	$389,408	$148,808	$240,600

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,606

Total	$50,949

	December 31, 2009
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,065	$1,905
Advertiser relationships	286,601	99,061	187,540
Customer relationships	8,940	1,646	7,294
Subscriber relationships	83,217	25,079	58,138
Trade name	5,493	1,556	3,937
Publication rights	345	65	280

Total	$389,566	$130,472	$259,094

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,637

Total	$50,980

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and nine months ended September 30, 2010 and 2009 was $6,130, $6,149, $18,401 and $24,926, respectively. Estimated future amortization expense as of September 30, 2010 is as follows:

For the years ending December 31:
2010	$6,124
2011	24,402
2012	24,093
2013	23,811
2014	23,765
Thereafter	138,405

Total	$240,600

The date on which the Company’s annual impairment assessment is made is June 30.

As of March 31, 2009, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 30, 2009, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions and declines in recent multiples, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. This analysis resulted in a reduction of the Company’s estimated fair value compared to prior impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $245,974 and a newspaper masthead impairment charge of $29,336 in the second quarter of 2009 based on this comparison of reporting unit carrying value to fair value. The Company considered the goodwill and masthead impairment to be an impairment indicator under ASC 360 and performed an analysis of its undiscounted cash flow for amortizable intangibles. Due to reductions in operating projections within various reporting units, an impairment charge of $206,089 was recorded related to the Company’s advertiser and subscriber relationships.

As of September 30, 2009, December 31, 2009, and March 31, 2010 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2009 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 30, 2010, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results, no impairment indicators were identified for the only remaining reporting unit having a goodwill balance and all mastheads as the estimated fair value exceeded carrying value. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

As of September 30, 2010 a review of impairment indicators was again performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2010 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(6) Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirect wholly-owned subsidiary of the Company, GateHouse Media Holdco, Inc. (“Holdco”), an indirect wholly-owned subsidiary of the Company, and certain of their subsidiaries (together, the “Borrowers”) entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wachovia Bank, National Association as administrative agent (the “2007 Credit Facility”).

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at September 30, 2010 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of September 30, 2010, or (b) the greater of the prime rate set by Wachovia Bank, National Association, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

The Second Amendment also reduced the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40,000 to $20,000; (b) for the letter of credit subfacility, from $15,000 to $5,000; and (c) for the swingline loan subfacility, from $10,000 to $5,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied.

In conjunction with the Second Amendment, the Company incurred and expensed approximately $550 of fees. The existing unamortized deferred financing fees that should be written off, in accordance with FASB ASC Topic 855, “Debt”, as a result of the decrease in borrowing capacity were not significant. The Company determined that the approximate net impact of $400 was immaterial and as a result the Company expensed $550 of new fees and continued to amortize the existing deferred financing fees.

As required by the 2007 Credit Facility, as amended, on March 5, 2010, the Company made a principal payment of $2,513, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009. As of September 30, 2010, a total of $1,192,487 was outstanding under the 2007 Credit Facility; $668,591 was outstanding under the term loan facility, $249,474 was outstanding under the delayed draw term loan facility, $274,422 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

Note Payable

In connection with the acquisition of certain newspapers from Morris Publishing Group, the Company committed to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. On May 1, 2009, the Company entered into a second amendment to the promissory note with Morris Publishing Group, which required monthly payments of interest only from January through December of 2009. On September 25, 2009, the Company entered into an accommodation agreement and release with Morris Publishing Group, which extinguished the promissory note for $4,000. As of December 31, 2009, the Company recognized a gain on early extinguishment of this debt in the amount of $7,538.

2008 Bridge Facility

On February 15, 2008, GateHouse Media Intermediate Holdco, Inc., a subsidiary of the Company, and the Company entered into the 2008 Bridge Facility with Barclays Capital (“Barclays”), as subsequently modified and amended. The 2008 Bridge Facility originally provided for a $20,600 secured term loan facility. On June 7, 2010, the Company paid off in full the remaining balance under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. FIF III may require the Company to purchase its Macomb preferred stock during the five-year period following the full repayment by the Company of the 2008 Bridge Facility, which occurred in the second quarter of 2010, for an amount equal to the original purchase price plus accrued but unpaid dividends. The entire preferred stock balance of $11,500 is included in current portion of long-term liabilities, and dividends of $2,430 are accrued as of September 30, 2010. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.6% of the Company’s outstanding Common Stock.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $696,000.

Payment Schedule

As of September 30, 2010, scheduled principal payments of outstanding debt are as follows:

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long-term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Condensed Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$67,344	Derivative Instruments	$44,522

Total derivatives		$67,344		$44,522

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended September 30, 2010 and 2009

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Interest rate swaps	Loss on derivative instrument	$(1,875)	$(3,552)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$2,170	$5,577	Interest income/ (expense)	$5,645	$(11,131)	Other income/ (expense)	$17	—

The Effect of Derivative Instruments on the Statement of Operations

for the Nine Months Ended September 30, 2010 and 2009

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Interest rate swaps	Loss on derivative instrument	$(7,232)	$(9,465)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$(22,822)	$(6,624)	Interest income/ (expense)	$(14,472)	$(34,013)	Other income/ (expense)	—	$998

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three and nine months ended September 30, 2010, $904 and $3,971 was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the twelve months ending September 30, 2011 is $1,255.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three and nine months ended September 30, 2010, $988 and $3,261 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next nine months is $2,063.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended September 30, 2010, the fair value of the swap increased by $409, of which $0 was recognized through earnings and $409 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2010, the fair value of the swap decreased by $3,672, of which $0 was recognized through earnings and $3,672 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended September 30, 2010, the fair value of the swap increased by $798, of which $0 was recognized through earnings and $798 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2010, the fair value of the swap decreased by $9,087, of which $0 was recognized through earnings and $9,087 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended September 30, 2010, the fair value of the swap increased by $753, of which an increase of $17 was recognized through earnings and an increase of $736 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2010, the fair value of the swap decreased by $7,318, of which $0 was recognized through earnings and $7,318 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended September 30, 2010, the fair value of the swap increased by $227, of which an increase of $0 was recognized through earnings and an increase of $227 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2010, the fair value of the swap decreased by $2,744, of which $0 was recognized through earnings and $2,744 was recognized through accumulated other comprehensive income.

A valuation allowance was established during the nine months ended September 30, 2010 related to the increase in deferred tax assets as a result of the change in fair value of the swap instruments in the amount of $6,103 for a net tax effect of $0.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of September 30, 2010 was $63,969.

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

As of September 30, 2010, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $125,735 of the $1,192,487 2007 Credit Facility as of September 30, 2010. These amounts were purchased on arms’ length terms in secondary market transactions.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company reported pretax losses for the year ended December 31, 2009. The Company concluded that during the nine months of 2010, an increase to the valuation allowance of $16,841 would be necessary to offset additional deferred tax assets. Of this amount, a $10,682 increase was recognized through the income statement and $6,103 was recognized through accumulated other comprehensive income, and $56 was recognized through discontinued operations.

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

For the nine months ended September 30, 2010, the expected federal tax benefit at 34% is $9,376. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $9,270 and the tax effect related to non-deductible expenses of $106.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2007 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of September 30, 2010, and December 31, 2009, the Company had unrecognized tax benefits of approximately $4,881 and $5,068, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending September 30, 2010 and December 31, 2009. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$14	$54	$21	$150	$41	$163	$63
Interest cost	303	83	316	94	908	250	947	282
Expected return on plan assets	(300)	—	(275)	—	(900)	—	(826)	—
Amortization of prior service cost	—	(118)	—	(111)	—	(353)	—	(333)
Amortization of unrecognized gain	25	—	32	—	75	—	96	—

Total	$78	$(21)	$127	$4	$233	$(62)	$380	$12

During the three and nine months ended September 30, 2010 and 2009, the Company recognized a total of $57, $131, $171 and $392 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.7%	5.6%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	9.5%
Ultimate year trend	—	5.0%
Year of ultimate trend	—	2019

(11) Assets Held for Sale

As of September 30, 2010 and December 31, 2009, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Long-term assets held for sale:
Property, plant and equipment, net	$1,558	$1,428

Total long-term assets held for sale	$1,558	$1,428

These assets are real property and no publication related assets are included.

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

The following tables provide fair value measurement information for each class of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
Liabilities
Derivatives as of December 31, 2009 (1)	$—	$—	$44,522	$44,522	Income
Derivatives as of September 30, 2010 (1)	—	—	67,344	67,344	Income

(1)

Derivative assets and liabilities include interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Derivative Liabilities
Balance as of December 31, 2009	$44,522
Total (gains) losses, net:
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	22,822

Balance as of September 30, 2010	$67,344

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

Included in cash and cash equivalents at September 30, 2010 are certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,182. These amounts are currently used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(14) Discontinued Operations

During the nine months ended September 30, 2009, the Company discontinued a publication in Kansas. As a result, an impairment loss of $551 is included in loss from discontinued operations on the Statement of Operations for this period. Additionally, during the nine months ended September 30, 2009, the Company completed its sale of four publications in Iowa for an aggregate sale price of $1,925. As a result, an impairment loss of $1,777 is included in loss from discontinued operations on the Statement of Operations for this period. Also during the nine months ended September 30, 2009, the Company discontinued an on-line only publication in Kansas. As a result, an impairment loss of $32 is included in loss from discontinued operations on the Statement of Operations for this period. The net revenue during the nine months ended September 30, 2009 for the aforementioned discontinued operations was $1,163. Loss, net of income taxes of $0, during the nine months ended September 30, 2009 for the aforementioned discontinued operations was $2,746.

During the nine months ended September 30, 2010, the Company discontinued a publication in New York. As a result, an impairment loss of $124 is included in loss from discontinued operations on the Statement of Operations for this period. The net revenue during the nine months ended September 30, 2010 for the aforementioned discontinued operation and previously discontinued operations was $91. Loss, net of income taxes of $0, during the nine months ended September 30, 2010 for the aforementioned discontinued operations and previously discontinued operations was $163.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of GateHouse Media, Inc.’s and its subsidiaries (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, our ability to maintain debt covenants, our ability to successfully implement cost reduction and cash preservation plans, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 443 community publications, more than 270 related websites, and seven yellow page directories, serves over 233,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	87 daily newspapers with total paid circulation of approximately 719,000;

•	254 weekly newspapers (published up to three times per week) with total paid circulation of approximately 572,000 and total free circulation of approximately 699,000;

•	102 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.6 million;

•	over 270 locally focused websites, which extend our franchises onto the internet; and

•	seven yellow page directories, with a distribution of approximately 813,000, that covers a population of approximately 2.0 million people.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of September 30, 2010, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. This has led to increased losses, reduced cash flow from operations and the need to record impairment charges for certain long term assets. It has also made it more difficult for us to meet certain debt covenants and has eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result of these trends, we have implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the issuance of preferred stock, the repayment of indebtedness, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

General economic conditions, including declines in consumer confidence, continued high unemployment levels, contraction of credit availability for certain borrowers, declines in real estate values, and other trends, have impacted the markets in which we operate. These changes may continue to negatively impact advertising and other revenue sources as well as increase operating costs in the future. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

The current economic environment in our industry and its resulting impact on us has limited our ability to grow further through acquisitions in the near-term future. However, we are highly focused on integrating our prior acquisitions, realizing all synergy and de-levering opportunities, reducing our overall costs structure to fit today’s revenue environment, and on strengthening the local market position we hold in our markets.

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

Results of Operations

The following table summarizes our historical results of operations for the three and nine months ended September 30, 2010 and 2009.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Revenues:
Advertising	$97,010	$100,805	$292,346	$302,698
Circulation	34,304	35,751	102,852	106,746
Commercial printing and other	6,592	8,261	20,028	25,185

Total revenues	137,906	144,817	415,226	434,629
Operating costs and expenses:
Operating costs	77,283	80,549	236,944	254,364
Selling, general, and administrative	36,545	38,536	114,101	124,742
Depreciation and amortization	11,366	12,052	34,858	43,773
Integration and reorganization costs	701	199	2,239	1,431
Impairment of long-lived assets	—	—	—	206,089
(Gain) loss on sale of assets	(26)	(605)	1,510	(420)
Goodwill and mastheads impairment	—	—	—	275,310

Operating income (loss)	12,037	14,086	25,574	(470,660)
Interest expense	15,118	15,727	45,076	49,214
Amortization of deferred financing costs	340	340	1,020	1,020
Gain on early extinguishment of debt	—	(7,538)	—	(7,538)
Loss on derivative instrument	1,875	3,552	7,232	9,465
Other (income) expense	(10)	(210)	(14)	463

Income (loss) from continuing operations before income taxes	(5,286)	2,215	(27,740)	(523,284)
Income tax expense (benefit)	(351)	(6)	(160)	308

Income (loss) from continuing operations	(4,935)	2,221	(27,580)	(523,592)

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Revenue. Total revenue for the three months ended September 30, 2010 decreased by $6.9 million, or 4.8%, to $137.9 million from $144.8 million for the three months ended September 30, 2009. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $3.8 million, or 3.8%, decrease in advertising revenue, a $1.4 million, or 4.0%, decrease in circulation revenue and a $1.7 million, or 20.2%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category, as an uncertain economic environment continues to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in external print projects as a result of continued weak economic conditions.

Operating Costs. Operating costs for the three months ended September 30, 2010 decreased by $3.2 million, or 4.1%, to $77.3 million from $80.5 million for the three months ended September 30, 2009. The decrease in operating costs was primarily due to a decrease in compensation, delivery, external printing costs and postage of $1.7 million, $1.3 million, $0.6 million, and $0.5 million, respectively, and is partially offset by an increase in newsprint costs of $1.2 million. We believe the majority of the decreases were a result of permanent cost reductions and were implemented as we continue to work to integrate acquisitions and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2010 decreased by $2.0 million, or 5.2%, to $36.5 million from $38.5 million three months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in other office related expenses, outside services, other employee benefits and compensation expenses of $0.9 million, $0.6 million, $0.5 million, and $0.3 million, respectively. We believe the majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2010 decreased by $0.7 million to $11.4 million from $12.1 million for the three months ended September 30, 2009. The decrease in depreciation and amortization expense was primarily due to a full depreciation of certain assets combined with a small amount of asset sales, which reduced the depreciation expense.

Interest Expense. Total interest expense for the three months ended September 30, 2010 decreased by $0.6 million, or 3.9%, to $15.1 million from $15.7 million for the three months ended September 30, 2009. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Gain on Early Extinguishment of Debt. During the three months ended September 30, 2009, we recorded a gain of $7.5 million due to the early extinguishment of short term note payable.

Loss on Derivative Instrument. During the three months ended September 30, 2010 and 2009, we recorded a net loss of $1.9 million and $3.6 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Income (Loss) from Continuing Operations. Net loss from continuing operations for the three months ended September 30, 2010 was $4.9 million. Net income from continuing operations for the three months ended September 30, 2009 was $2.2 million. Our net loss from continuing operations decreased due to the factors noted above.

Nine months Ended September 30, 2010 Compared To Nine months Ended September 30, 2009

Revenue. Total revenue for the nine months ended September 30, 2010 decreased by $19.4 million, or 4.5%, to $415.2 million from $434.6 million for the nine months ended September 30, 2009. The difference between same store revenue and GAAP revenue for the nine month period is immaterial; therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $10.4 million, or 3.4%, decrease in advertising revenue, a $3.9 million, or 3.6%, decrease in circulation revenue and a $5.2 million, or 20.5%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category, as an uncertain economic environment continues to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions.

Operating Costs. Operating costs for the nine months ended September 30, 2010 decreased by $17.4 million, or 6.8%, to $237.0 million from $254.4 million for the nine months ended September 30, 2009. The decrease in operating costs was primarily due to a decrease in compensation, newsprint, delivery, external printing and postage of $6.0 million, $4.6 million, $2.5 million, $1.9 million, and $1.2 million, respectively. We believe the majority of the decreases were a result of permanent cost reductions and were implemented as we continued to work to integrate acquisitions and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased by $10.6 million, or 8.5%, to $114.1 million from $124.7 million for the nine months ended September 30, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in other office related expenses, compensation, outside services, health insurance benefits, and consulting and professional expenses of $5.1 million, $2.0 million, $1.3 million, $1.1 million, and $1.1 million, respectively. We believe the majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2010 decreased by $8.9 million to $34.9 million from $43.8 million for the nine months ended September 30, 2009. The decrease in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June 2009.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2009, we incurred a charge of $206.1 million related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units. There were no such charges during the nine months ended September 30, 2010.

Goodwill and Mastheads Impairment. During the nine months ended September 30, 2009, we recorded a $275.3 million impairment on our goodwill and mastheads due to softening business conditions and the related impact on the fair value of our reporting units. There were no such charges during the nine months ended September 30, 2010.

Interest Expense. Total interest expense for the nine months ended September 30, 2010 decreased by $4.1 million, or 8.4%, to $45.1 million from $49.2 million for the nine months ended September 30, 2009. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Gain on Early Extinguishment of Debt. During the nine months ended September 30, 2009, we recorded a gain of $7.5 million due to the early extinguishment of short term debt and notes payable.

Loss on Derivative Instrument. During the nine months ended September 30, 2010 and 2009, we recorded a net loss of $7.2 million and $9.5 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2010 was $0.2 million compared to an income tax expense of $0.3 million for the nine months ended September 30, 2009. The change of $0.5 million was primarily due to an increase of the impairment on the non tax deductible goodwill in 2009, and the reversal of unrecognized tax exposures in 2010.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 30, 2010 was $27.6 million. Net loss from continuing operations for the nine months ended September 30, 2009 was $523.6 million. Our net loss from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and will be, cash provided by operating activities and term loan borrowings for significant acquisitions.

As a holding company, we have no operations of our own and accordingly we have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of September 30, 2010 we were in compliance with all applicable covenants.

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

On February 15, 2008, we entered into our 2008 Bridge Facility with Barclays, as syndication agent, sole arranger and book runner. The 2008 Bridge Facility provided for a $20.6 million term loan facility. The 2008 Bridge Facility was paid in full on June 7, 2010.

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

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience and our ability to address other risks and challenges set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe that we have adequate capital resources and liquidity to meet our current working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash provided by operating activities	$29,929	$1,940
Cash provided by investing activities	1,180	8,830
Cash used in financing activities	(10,517)	(10,001)

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 30, 2010 and September 30, 2009.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2010 was $29.9 million, an increase of $28.0 million when compared to $1.9 million of cash provided by operating activities for the nine months ended September 30, 2009. This $28.0 million increase was the result of an increase in cash provided by working capital of $17.3 million and a decrease in net loss of $498.6 million, which were offset by a decrease in non-cash charges of $488.0 million.

The $17.3 million increase in cash provided by working capital for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009 is primarily attributable to an increase in cash provided by accounts payable, accrued interest, and other assets, which was partially offset by a decrease in cash provided by accounts receivable.

The $488.0 million decrease in non-cash charges primarily consisted of a decrease in goodwill and masthead impairment of $275.3 million, a decrease in an impairment of long-lived assets of $208.3 million, a decrease in depreciation and amortization of $9.0 million, a decrease in non-cash compensation expense of $1.4 million, a decrease in loss on derivative instruments of $2.2 million, and a decrease in pension and other postretirement benefit obligations of $1.1 million. These decreases were partially offset by a $1.9 million increase in loss on the sale of assets which primarily related to a press and other real property, and a $7.5 million early extinguishment of debt in 2009.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2010 was $1.2 million. During the nine months ended September 30, 2010, we received $4.1 million from the collection of a receivable due from a previous real estate sale and the sale of other real property, which was offset by $2.9 million used for capital expenditures.

Net cash provided by investing activities for the nine months ended September 30, 2009 was $8.8 million. During the nine months ended September 30, 2009, we received $11.1 million from the sale of publications and other assets, which was partially offset by $0.3 million used for 2008 acquisition payments made in 2009 and $2.0 million used for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2010 was $10.5 million, which primarily resulted from a $2.5 million repayment under the 2007 Credit Facility and an $8.0 million repayment under the 2008 Bridge Facility.

Net cash used in financing activities for the nine months ended September 30, 2009 was $10.0 million, which primarily resulted from $6.0 million repayment under the 2008 Bridge Facility and the repayment of $4.0 million of short term note payable.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2009 to September 30, 2010.

Accounts Receivable. Accounts receivable decreased $8.3 million from December 31, 2009 to September 30, 2010, which relates to the timing of cash collections and lower revenue recognized in 2010 compared to 2009.

Property, Plant, and Equipment. Property, plant, and equipment decreased $15.8 million during the period from December 31, 2009 to September 30, 2010, of which $16.5 million relates to depreciation and $2.2 million relates to assets sold and held for sale. These decreases in property, plant, and equipment were partially offset by $2.9 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $18.5 million from December 31, 2009 to September 30, 2010, of which $18.4 million relates to amortization and $0.1 million relates to an impairment charge.

Other Assets. Other assets decreased $4.5 million from December 31, 2009 to September 30, 2010, which primarily relates to a $3.5 million note receivable collected from the 2009 sale of land in Quincy, Massachusetts.

Short-term Debt. Short-term debt decreased $8.0 million from December 31, 2009 to September 30, 2010 due to an $8.0 million repayment under the 2008 Bridge Facility.

Accounts Payable. Accounts payable increased $3.4 million from December 31, 2009 to September 30, 2010, which was primarily attributable to the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $2.5 million from December 31, 2009 to September 30, 2010, which was primarily attributable to payroll related expenses.

Long-term Debt. Long-term debt decreased $2.5 million from December 31, 2009 to September 30, 2010 due to a $2.5 million principal payment as required by the 2007 Credit Facility which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009.

Derivative Instruments. Derivative instrument liability increased $22.8 million from December 31, 2009 to September 30, 2010, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss increased $15.6 million from December 31, 2009 to September 30, 2010, which resulted from a loss on derivative instrument of $22.8 million which was offset by derivative amortization of $7.2 million.

Accumulated Deficit. Accumulated deficit increased $27.4 million from December 31, 2009 to September 30, 2010 from a net loss attributable to GateHouse Media, of $27.4 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from December 31, 2009 to September 30, 2010.

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

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization, taxation, non-cash impairments and interest expense associated with our capital structure. This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization. Adjusted EBITDA is one of the metrics we used to review the financial performance of our business on a monthly basis.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(in thousands)
Income (loss) from continuing operations	$(4,935)	$2,221	$(27,580)	$(523,592)
Income tax expense (benefit)	(351)	(6)	(160)	308
Loss on derivative instrument	1,875	3,552	7,232	9,465
Gain on early extinguishment of debt	—	(7,538)	—	(7,538)
Amortization of deferred financing costs	340	340	1,020	1,020
Write-off of financing costs	—	—	—	743
Interest expense	15,118	15,727	45,076	49,214
Impairment of long-lived assets	—	—	—	206,089
Depreciation and amortization	11,366	12,052	34,858	43,773
Goodwill and masthead impairment	—	—	—	275,310

Adjusted EBITDA from continuing operations	$23,413 (a)	$26,348 (b)	$60,446 (c)	$54,792 (d)

(a)	Adjusted EBITDA for the three months ended September 30, 2010 included net expenses of $1,604, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,604 is non-cash compensation and other expense of $1,114, non-cash portion of postretirement benefits expense of $(185), integration and reorganization costs of $701 and a $26 gain on the sale of assets.

Adjusted EBITDA also does not include $(5) from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended September 30, 2009 included net expenses of $1,116, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,116 is non-cash compensation and other expense of $1,672, non-cash portion of postretirement benefits expense of $(149), integration and reorganization costs of $199 and a $606 gain on the sale of assets.

Adjusted EBITDA also does not include $(132) from our discontinued operations.

(c)	Adjusted EBITDA for the nine months ended September 30, 2010 included net expenses of $6,247 which are one-time in nature or non-cash compensation. Included in these net expenses of $6,247 is non-cash compensation and other expense of $3,030, non-cash portion of postretirement benefits expense of $(532), integration and reorganization costs of $2,239 and a $1,510 loss on the sale of assets.

Adjusted EBITDA also does not include $(28) from our discontinued operations.

(d)	Adjusted EBITDA for the nine months ended September 30, 2009 included net expenses of $7,201 which are one-time in nature or non-cash compensation. Included in these net expenses of $7,201 is non-cash compensation and other expense of $6,492, non-cash portion of postretirement benefits expense of $(302), integration and reorganization costs of $1,431 and a $420 gain on the sale of assets.

Adjusted EBITDA also does not include $(296) from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month period ended September 30, 2010, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 31, 2009.

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

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

See Index to Exhibits on page 33 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: November 2, 2010	/s/ Melinda A. Janik
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