Form 10-K
period 2010-12-31
GateHouse Media, Inc.
filed 2011-03-01
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33091

GateHouse Media, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4197635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 WillowBrook Office Park, Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    NO  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.4 million. The market value calculation was determined using a per share price of $0.16, the price at which the registrant’s common stock was last sold on the Over-the-Counter Bulletin Board System on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 25, 2011, 58,077,756 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2011 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

GATEHOUSE MEDIA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

•	“CP Media” and “CNC” refer to CP Media, Inc. and its predecessor entities;

•	“CNC Acquisition” refer to the acquisition by us of substantially all of the assets, and assumption of certain liabilities, of CP Media;

•	“Enterprise” refers to Enterprise NewsMedia, LLC and its subsidiaries and predecessor entities;

•	“Enterprise Acquisition” refers to the acquisition by us of all of the equity interests of Enterprise;

•	“First Amendment” refers to the amendment to the 2007 Credit Facility that was entered into on May 7, 2007;

•	“Fortress” refers to Fortress Investment Group LLC and certain of its affiliates, including certain funds managed by it or its affiliates;

•	“GAAP” refers to U.S. generally accepted accounting principles;

•	“Gannett” refers to Gannett Co., Inc.;

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

•	“Second Amendment” refers to the amendment to the 2007 Credit Facility that was entered into on February 3, 2009;

•	“Second Waiver and Amendment” refers to the waiver of compliance with the leverage ratio covenant and amendment of 2008 Bridge Facility entered into on February 12, 2009;

•	“SureWest” refers to SureWest Directories; and

•	“SureWest Acquisition” refers to the acquisition by us of all the equity interests of SureWest.

•	“Wells Fargo Bank” refers to Wells Fargo Bank, National Association (successor-by-merger to Wachovia Bank, National Association).

Any data set forth anywhere in this report on Form 10-K regarding the number of our products, circulation, facilities, markets or employees is as of December 31, 2010, unless otherwise indicated.

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

Certain statements in this report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

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

General Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 442 community publications and more than 466 related websites and mobile sites and six yellow page directories, serves over 298,000 business advertising accounts and reaches approximately 10 million people on a weekly basis. All data contained in this report regarding the number of our products, circulation, facilities or employees is as of December 31, 2010, unless otherwise indicated.

Our core products include:

•	86 daily newspapers with total paid circulation of approximately 697,000;

•	254 weekly newspapers (published up to three times per week) with total paid circulation of approximately 513,000 and total free circulation of approximately 673,000;

•	102 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	over 466 locally focused websites and mobile sites, which extend our franchises onto the internet and mobile devices with approximately 70 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. During the last twelve months, we created approximately 46 niche publications.

Our print and online products focus on the local community from both a content and advertising standpoint. As a result of our focus on small and midsize markets, we are usually the primary, and sometimes, the sole provider of comprehensive and in-depth local market news and information in the communities we serve. Our content is primarily devoted to topics that we believe are highly relevant and of interest to our audience such as local news and politics, community and regional events, youth sports, opinion and editorial pages, and local schools.

More than 78% of our daily newspapers have been published for more than 100 years and 99% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

We have a history of growth through acquisitions and new product launches. Since our inception, we have acquired 420 daily and weekly newspapers, shoppers and directories. We believe we have demonstrated an ability to successfully integrate acquired publications and improve their performance through sound and consistent management practice, including revenue generating and direct cost saving initiatives. We believe that the current economic environment, however, has limited and will continue to limit our ability to grow through acquisition in the near-term. As a result we are more focused on transforming our business to a multi-media revenue business as well as cost reductions and de-levering opportunities. Longer-term, given our scale, we see significant opportunities to continue our acquisition and integration strategy within the highly fragmented local media industry.

We operate in 340 markets across 21 states. A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and provide consistent management practices. We share best practices across our organization, giving each publication the benefit of proven and executable revenue producing and cost saving initiatives. We regionally cluster functions such as ad composition, accounting and production and give each publication in a cluster access to top quality production equipment, which we believe enables us to cost-efficiently provide superior products and service to our customers. In addition, we believe that our size allows us to achieve economies of scale.

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

Industry Overview

We operate in what is sometimes referred to as the “hyper-local” or community market within the media industry. Media companies that serve this segment provide highly focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, websites, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique nature of their content, community publications compete to a limited extent for advertising customers with other forms of media, including: direct mail, directories, radio, television, and outdoor advertising. We believe that local print and online publications are the most effective medium for local retail advertising, which emphasizes the price of goods in an effort to move inventory on a regular basis, in contrast to radio, broadcast and cable, television, and the internet, which are generally used for image or branding advertising. In addition, local print and online publications generally have the highest local audience penetration rates, which allows local advertisers to get their message to a large portion of the local audience.

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

Advertising Market

The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals who reside in the market that a publication serves. By combining paid circulation publications with total market coverage publications such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change due to increasing internet usage and the wide array of available information sources, we have seen advertisers shift their focus to have a digital component to their local advertising strategy. To that end, in addition to printed products, the majority of our local publications have an online presence that further leverages the local brand, ensures higher penetration into the market, and provides a digital alternative distribution for local advertisers.

The Internet

The time spent online and on mobile devices each day by media consumers continues to grow and newspaper web and mobile sites offer a wide variety of content providing comprehensive, in-depth and up to the minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet. Newspaper websites have shown to be some of the most trafficked websites by online media news consumers.

We believe that our local publications are well positioned to capitalize on their existing market franchise and grow their total audience base by publishing proprietary local content online. Local online media include traditional classifieds, directories of business information, local advertising, databases, audience-contributed content and mobile applications. We believe this additional community-specific content will further extend and expand both the reach and the brand of our publications with readers and advertisers. We believe that building a strong local online business extends the core audience of a local publication.

The opportunity created by the extension of the core audience makes local online advertising an attractive complement for existing print advertisers, while opening up new opportunities to attract local advertisers that have never advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they typically are not significant advertisers in community publications, we believe the internet offers them a powerful medium to reach local audiences. This opportunity is further enhanced by our behavioral targeting products which allow advertisers to reach a specific demographic audience.

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

Maintain Our Dominance in the Delivery of Proprietary Content in Our Communities. We seek to maintain our position as a leading provider of local content in the markets we serve and to leverage this position to strengthen our relationships with both readers and advertisers, thereby increasing penetration rates and market share. A critical aspect of this approach is to continue to provide local content that is not readily obtainable elsewhere. We believe it is also very important for us to protect the content from unauthorized users for commercial purposes. We also believe it is important for us to develop subscription revenue streams from our online content.

Strengthening our Balance Sheet and Managing our Operations. Our focus continues to be on strengthening our balance sheet and managing our operations. From an operations standpoint, we intend to continue to invest in our online business. With our revolving credit facility balance at zero and no amortization on our long term credit facility that matures in 2014, we believe that we have increased flexibility to allow us to use available cash generated from operations to invest in growing our business organically, strengthen our balance sheet, build liquidity, and put ourselves in a position to potentially take advantage of the dislocation in the markets, particularly with regard to valuations.

We also intend to continue to invest in recruitment and training of our sales staffs in order to train them to become multi-media sales staff as well as capture new or additional revenues and market share. In addition, we intend to continue to aggressively pursue permanent cost reductions on our controllable expenses and look for ways to manage inflationary pressures and to become more efficient.

Leverage Benefits of Scale and Clustering to Increase Cash Flows and Operating Profit Margins. We intend to continue to take advantage of geographic clustering to realize operating and economic efficiencies in areas such as labor, production, overhead, raw materials and distribution costs. We believe we will be able to increase our cash flows and expand our operating profit margins as we streamline and further centralize purchasing, administrative functions, and other duplicative functions completed in the field.

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

Introduce New Products or Modify Our Products to Enhance the Value Proposition for Our Advertisers. We believe that our established positions in local markets, combined with our publishing and distribution capabilities, allow us to develop and customize new products to address the evolving interests and needs of our readers and advertisers. These products are often specialty publications, print and digital, that address specific interests such as employment, healthcare, hobbies and real estate. In addition, we intend to capitalize upon our unique position in local markets to introduce other marketing oriented products such as directories, magazines, shoppers and other niche publications in both online and print to further enhance our value to advertisers. We are also actively developing online and mobile products, including deal platforms, mobile websites and applications, we are also selling behavioral targeted advertising.

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

Products

Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers and (iv) niche publications. Most of these publications have a digital presence as you’ll see in the following table. Some of the key characteristics of each of these types of publications are also summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free

Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed weekly, monthly or on annual basis

Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded or booklet	Printed on newsprint or glossy, folded, booklet, magazine or book

Content:	50% editorial (local news and coverage of community events, some national headlines) and 50% ads (including classifieds)	50% editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and 50% ads (including classifieds)	Almost 100% ads, primarily classifieds, display and inserts	Niche content and targeted ads (e.g., Chamber of Commerce city guides, tourism guides and special interest publications such as, seniors, golf, real estate, calendars and directories)

Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales	Paid: Revenue from advertising, rack/box sales

		Free: Advertising revenue only, provide 100% market coverage.	Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only

Internet Availability:	Maintain locally oriented websites and mobile sites, for select locations	Major publications maintain locally oriented websites and mobile sites for select locations	Major publications maintain locally oriented websites	Selectively available online

Overview of Operations

We operate in five geographic regions: Western, Midwest, New England, Atlantic and Great Lakes. A list of our dailies, weeklies, shoppers and websites in each of our geographic regions is included under “List of Our Dailies, Weeklies, Shoppers, Websites and Directories” in this report. We also operate over 466 related websites and mobile sites.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation(1)
Operating Region	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Western	23	69	32	358,595	579,994	938,589
Midwest	35	39	35	160,036	576,002	736,038
New England	7	111	3	322,771	313,735	636,506
Atlantic	10	31	21	226,703	410,676	637,379
Great Lakes	11	4	11	141,397	320,215	461,612

Total	86	254	102	1,209,502	2,200,622	3,410,124

(1)	Circulation statistics are estimated by our management as of December 31, 2010, except that audited circulation statistics, to the extent available, are utilized as of the audit date.

Western Region. Our Western region encompasses Illinois, parts of Minnesota, California, and Colorado with a total of 23 daily newspapers, 69 weekly newspapers and 32 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across this region.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. With major daily newspapers in Rockford, Peoria, and the state capital of Springfield coupled with the southern and western Chicago suburbs, we are the largest publishing company in Illinois. 20 paid daily newspapers, 44 paid weekly newspapers, 10 free weekly papers, and 22 shoppers provide inclusive coverage across our three main clusters which are further supported by seven print production facilities.

The suburban Chicago cluster publishes 21 weekly newspapers in the southern and western suburbs. Coupled with these publications is the door-to-door Independent Delivery Service which offers targeted delivery to over 2 million households per week in the nine county suburban Chicago cluster.

Approximately 85 miles to the west of the Chicago suburban cluster is the Rockford Register Star supported by its over 44,742 daily paid circulation base and ancillary product the Star Shopper. The Rockford Register Star operates successful web sites that have more than 700,000 combined monthly unique visitors.

The western cluster of Illinois is composed of seven daily newspapers, 16 weekly newspapers, and eight shoppers. The Peoria Journal Star with its daily paid circulation of approximately 63,359 has also provided print efficiencies to neighboring publications. This coupled with the print capacities of our Galesburg print facility located at The Register-Mail has enhanced print and distribution levels. The market we serve includes manufacturing facilities for Caterpillar and John Deere, higher education including Bradley University, Monmouth College, Knox College, and Western Illinois University, various health care centers and providers, and agricultural concerns such as Pioneer and Monsanto. The Peoria Journal Star also has web sites with combined monthly unique visitors of more than 600,000.

The Springfield State Journal-Register with a daily paid circulation of over 44,317 covers the state capital of Illinois. The State Journal-Register also has successful web sites with combined monthly unique visitors of more than 1.3 million. Further south, the SI Trader with its paid weekly circulation of 16,041, adds further support to the additional eight daily newspapers, 15 paid weekly publications, and 11 weekly shoppers throughout this section of the state.

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

We are represented in California by two daily newspapers in Ridgecrest and Yreka, five paid weekly papers in Dunsmuir, Mt. Shasta, Weed, Gridley and Taft, and six shoppers in Gridley, Mt. Shasta, Taft, Ridgecrest and Yreka. These publications reach from northern California through the southern desert and China Lake naval base in Ridgecrest.

The following table sets forth information regarding the number of publications and production facilities in the Western region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	20	54	22	7
California	2	5	6	2
Southern Minnesota	0	7	4	0
Colorado	1	3	0	1

Total	23	69	32	10

Midwest Region. Our Midwest region comprises 35 daily newspapers, 39 weekly newspapers and 35 shoppers in parts of Missouri, Kansas, Arkansas, Oklahoma, Tennessee, Louisiana, Minnesota, Nebraska, North Dakota and Iowa. Each of our daily newspapers and five of our weeklies in the Midwest region serve communities located in a county seat. Our daily and weekly news products in this region average more than 100 years in continuous operation and our shopper publications are among the first ever published, with histories dating to the early 1960s.

The greatest concentration of circulation and market presence in our Midwest region is in northern Missouri where we operate nine daily newspapers and one weekly newspaper and 10 shoppers. We serve the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

Our southern Missouri operations are clustered around Lake of the Ozarks and Joplin. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily and seven weekly newspapers and three shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.

Located in southwest Missouri and southeast Kansas is our Joplin cluster with two daily and four weekly newspapers and three shoppers, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort and several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall.

The Midwest region also includes our Kansas City cluster with six publications (two daily and two weekly newspapers and two shoppers) located in the eastern Kansas cities of Leavenworth and Lansing and on the Missouri side, Independence and Blue Springs. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster, with a population over 700,000, is home to several prominent companies, including Hallmark, H&R Block, Interstate Bakeries, and the University of Kansas.

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

In Louisiana, we have an operating cluster in the southwestern part of the state, located between Lake Charles and Alexandria. This cluster consists of five publications located in the cities of Leesville, Sulpher, DeRidder and Vinton. A new press configuration has increased the quality of our products in the area and provides an opportunity for additional commercial print revenue. Local employers include major manufacturers such as Alcoa, Firestone, International Paper and Proctor & Gamble.

Our Baton Rouge cluster is a relatively new cluster developed through a series of acquisitions. The group consists of three weeklies and three shoppers in the southeastern Louisiana cities of Donaldsville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.

The following table sets forth information regarding the number of publications and production facilities in the Midwest region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Missouri	14	13	16	5
Kansas	9	5	10	3
Louisiana	4	5	4	3
Arkansas	3	11	0	2
Minnesota	1	1	2	1
Oklahoma	2	1	1	2
Nebraska	0	2	1	1
North Dakota	1	0	1	1
Iowa	0	1	0	0
Tennessee	1	0	0	0

Total	35	39	35	18

New England Region. We are one of the largest community newspaper publishers in New England by number of daily publications and quite a large concentration of weekly newspapers, serving 113 communities in markets across eastern Massachusetts and Norwich, Connecticut. The three largest daily newspapers in this region are: The Patriot Ledger (founded in 1837 with circulation of 37,694), the Enterprise (founded in 1880 with circulation of 22,088) and the MetroWest Daily News (founded in 1897 with circulation of 19,424). The New England region also has over 115 web sites, with more than 1.7 million average combined monthly unique visitors.

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

Eastern Massachusetts is also as an employment center for leading industries such as technology, biotechnology, healthcare and higher education. Many of the region’s leading employers are located in the communities served by our New England region’s publications.

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

The following table sets forth information regarding the number of publications and production facilities in the New England region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	6	109	2	3
Connecticut	1	2	1	0

Total	7	111	3	3

Atlantic Region. Our Atlantic region comprises of publications in New York, Pennsylvania, Delaware and West Virginia. The region is anchored by clusters in the southern tier of New York, Rochester/Canandaigua New York, Central New York, Pennsylvania/West Virginia and Delaware. Virtually all of our 10 dailies in the Atlantic region date back more than 100 years. The Atlantic region also has web sites totaling more than 3.1 million combined monthly unique visitors.

In southwestern New York, our operations are centered around six publications based in Steuben County. In Corning, The Leader, a 9,561 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,850 circulation Steuben Courier, a free-distribution weekly. The Hornell-Canisteo Penn-E-Saver, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Allegany County Pennysaver, cover most households. In Livingston County to the north, the Dansville-Wayland Pennysaver and the Genesee Country Express complement one another with combined circulation of 11,814. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to over 15,000 households centered around the county seat of Penn Yan.

In nearby Chemung County, the 22,000 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels future Interstate 86 across the central southern tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Houghton College.

Our Honesdale cluster, approximately 30 miles from Scranton, Pennsylvania, consists of seven publications in the cities of Carbondale, Honesdale and Hawley, Pennsylvania, along with Liberty, New York, located just across the Delaware River to the east. The cluster was created from our daily and shopper operations in Honesdale and later supplemented by our acquisition of weeklies and shoppers in Carbondale and Liberty. Local employers include General Dynamics, Blue Cross/Blue Shield, Commonwealth Telephone and various colleges and universities, medical centers and governmental agencies.

We enjoy a strong presence in Upstate New York, including the popular Finger Lakes Region and the greater Rochester area. In this region we maintain a combination of 17 publications that span four counties, has combined circulation of 171,138. This growing commercial market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of Messenger Post Media is the 8,100-circulation Daily Messenger in Canandaigua.

The Central New York cluster is anchored by the Observer-Dispatch in Utica New York which has circulation of 33,979. The Utica operations include one daily and two shoppers and a weekly newspaper in Hamilton. Utica also has web sites with combined monthly unique visitors of more than 380,000. Other dailies in this group are located in Herkimer and Little Falls along with weekly and pennysavers in Liberty and Saugerties. The Utica and Herkimer County operations take advantage of numerous synergies in printing, circulation, and advertising.

Our Pennsylvania/West Virginia cluster includes dailies in Waynesboro, Pennsylvania, Keyser and Ripley, West Virginia. We also have two weeklies throughout the group and a commercial printing operation in Ravenswood, West Virginia.

The Delaware cluster publishes eight weekly newspapers, one shopper, and various specialty papers that cover most of the state of Delaware, and range from suburban Wilmington in the north to Georgetown, Delaware at the south end of the state. The weekly Express shopper serves nearly all of lower Delaware and a good portion of the Eastern Shore of Maryland. Circulation for the cluster is primarily free, and totals approximately 127,727 weekly.

The following table sets forth information regarding the number of publications and production facilities in the Atlantic region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
New York	7	17	16	3
Pennsylvania	2	4	2	2
Delaware	0	8	1	1
West Virginia	1	2	2	2

Total	10	31	21	8

Great Lakes Region. Our Great Lakes region comprises 11 daily newspapers, 4 weekly newspapers and 11 shoppers in Michigan and Ohio.

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

We have a strong presence in southern Michigan where five of our dailies—Adrian, Coldwater, Holland, Hillsdale and Sturgis—along with four weeklies and six shoppers blanket the southern tier of the state and into Indiana. The 15,938 circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

The Ohio cluster is anchored in Canton, Ohio, the seventh largest city in the state and home to the Pro Football Hall of Fame, and covers Stark and Tuscarawas Counties. It is comprised of three daily newspapers, one weekly publication and two shoppers. The Repository is a 57,819 daily newspaper that covers the entire area of Stark County. The Dover New Philadelphia Times Reporter is a 18,762 daily publication located 40 miles south of Canton in Tuscarawas County. The Massillon Independent a 10,272 circulation daily that is located in western Stark County. The Suburbanite is a 32,600 weekly publication that circulates in the affluent northern Stark County area. The Ohio cluster has very successful web sites with more than 1.2 million combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

The following table sets forth information regarding the number of publications and production facilities in the Great Lakes region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Michigan	8	3	9	5
Ohio	3	1	2	2

Total	11	4	11	7

Directories

The core of our directory portfolio is comprised of the three yellow page directories acquired in the SureWest Acquisition, which are located in and around the Sacramento, California area, primarily in Roseville, California. The three directories have an aggregate circulation of approximately 408,000 and service Roseville, Auburn/Grass Valley/Nevada City and Folsom/El Dorado/Placerville, reaching four counties within the Sacramento region.

Our SureWest portfolio is highlighted by the Roseville directory. The Roseville directory is the incumbent (with a circulation of approximately 250,000) and has served the local Roseville community for over 95 years and has achieved more than 50% market share.

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

Revenue

Our operations generate three primary types of revenue: advertising, circulation (including single copy sales and home delivery subscriptions) and other (primarily commercial printing). In 2010, these revenue streams accounted for approximately 71%, 24% and 5%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue in 2008, 2009 and 2010 was as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
	(In thousands)
Revenue:
Advertising	$492,251	$409,484	$395,618
Circulation	145,653	142,023	136,377
Commercial printing and other	40,835	33,286	26,593

Total revenue	$678,739	$584,793	$558,588

Advertising

Advertising revenue, which includes our online publications, is the largest component of our revenue, accounting for approximately 73%, 70% and 71% of our total revenue in 2008, 2009 and 2010, respectively. We categorize advertising as follows:

•

Local Retail—local retailers, local stores for national retailers, grocers, department and furniture stores, local financial institutions, niche shops, restaurants and other consumer related businesses.

•	Local Classified—local employment, automotive, real estate and other advertising.

•	On-line—banner, display, classified, behavioral targeting, search and other advertising on websites or mobile devices.

•	National—national and major accounts such as wireless communications companies, airlines and hotels.

We believe that our advertising revenue tends to be less volatile than the advertising revenue of large metropolitan and national print media because we rely primarily on local rather than national advertising and we have less exposure to classified revenue than others within our industry. We generally derive 95% or more of our advertising revenue from local advertising (local retail, local classified and online) and less than 5% from national advertising. We believe that local advertising tends to be less sensitive to economic cycles than national advertising as local businesses generally have fewer effective advertising channels through which to reach their customers. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

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

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2008, 2009 or 2010 and our 20 largest advertisers account for less than 5% of total revenue.

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

We have experienced declines in advertising revenue over the past year, due primarily to the economic recession. We continue to search for organic growth opportunities, specifically in our online advertising and through new product launches.

Circulation

Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. We own 86 paid daily publications that range in circulation from approximately 1,000 to over 63,000 and 191 paid weekly publications that range in circulation from approximately 100 to 29,000. Circulation revenue accounted for approximately 21%, 24% and 24% of our total revenue in 2008, 2009 and 2010, respectively.

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

We believe that our unique and valuable hyper-local content allows us to continue to produce products of great relevance to our local market audiences. This allows us to be able to periodically raise prices, both for home delivery and on a single copy basis, resulting in increased circulation revenues. We also believe this hyper-local unique content will allow us to find ways to grow circulation revenues from our wide array of digital products.

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Other sources of revenue, including commercial printing, accounted for approximately 6%, 6% and 5% of our total revenue in 2008, 2009 and 2010, respectively.

Printing and Distribution

We own and operate 46 print facilities. Each of our print facilities produce nine publications on average and are generally located within 60 miles of the communities served. By clustering our production resources, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

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

Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. The average market price of newsprint during 2010 was approximately $575 per metric ton.

In 2010 we consumed approximately 55,100 metric tons of newsprint (inclusive of commercial printing) and the cost of our newsprint consumption totaled approximately $36.5 million. Our newsprint expense typically averages less than 10% of total revenue, which generally compares favorably to larger, metropolitan newspapers.

In 2011 we negotiated a fixed price for approximately 75% of our newsprint tons which allows us to eliminate some of the volatility we see in this expense category.

Competition

Each of our publications competes for advertising revenue to varying degrees with direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers and other print and online media sources, including local blogs. However, we believe that barriers to entry are high in many of the markets we serve due to our position as the preeminent source for local news and information therein, because our markets are generally not large enough to support a second newspaper and because our local news gathering infrastructures, sales networks and relationships would be time consuming and costly to replicate. We also have highly recognized local brand names and long histories in the towns we serve.

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

Western Region. The Western region consists of 92 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market we are in, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services advertisers such as attorneys and doctors and not the local retail advertisers, as is the focus with our non-directory publications. In the Western region, we face regional competition with three of our daily newspapers in Illinois. Lee Enterprises has the Southern Illinoisan that is located in Carbondale. This is a regional newspaper that competes with our dailies in Marion, Benton, West Frankfort and DuQuoin. In all four of these cases, we believe our publications are the dominant local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and is not significant. We have very little television competition in the Western region because of our geographic location in relation to major markets. There are no local television affiliates in our markets.

Midwest Region. In our Midwest markets we believe our publications are generally the dominant media in those markets. Our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications.

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

Great Lakes Region. In our Great Lakes markets we believe our publications are generally the dominant media in those markets. Our only significant competition comes from regional television stations in Adrian, Michigan. We also face competition from dozens of other competitors such as other local daily and weekly papers and niche publications, as well as radio and television stations, directories, direct mail and non-local internet websites, but none of these have proven to be significant.

Management and Employees

The 10 members of our executive management team have an average of over 20 years of industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles. We also have a seasoned team of managers at the local level, where our 108 publishers have an average of approximately 25 years of industry experience.

As of December 31, 2010, we had approximately 5,239 full time equivalent employees, consisting of hourly and salaried employees. We employ union personnel at a number of our core publications representing approximately 755 full-time equivalent employees. As of December 31, 2010 there were 25 collective bargaining agreements covering union personnel. Twelve of these agreements, representing employees in Massachusetts, Michigan and Illinois, expire in 2011. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

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

Corporate Governance and Public Information

The address of our website is www.gatehousemedia.com. Stockholders can access a wide variety of information on our website, including news releases, Securities and Exchange Commission (“SEC”) filings, information we are required to post online pursuant to applicable SEC rules, newspaper profiles and online links. We make available via our website, all filings we make under the Securities Exchange Act of 1934, including Forms 10-K, 10-Q and 8-K, and related amendments, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. All such filings are available free of charge. Neither the content of our corporate website nor any other website referred to in this report are incorporated by reference into this report unless expressly noted. The public may read and copy any information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) where our filings filed with the SEC are available free of charge.

List of Our Dailies, Weeklies, Shoppers, Websites and Directories

Our dailies, weeklies, shoppers, websites and directories are listed below. We maintain registered trademarks in many of the masthead names listed below. Maintaining such trademarks allows us to exclusively use the masthead name to the exclusion of third parties.

Western Region

State	City	Masthead	Circulation Type
Illinois	Benton	Benton Evening News www.bentoneveningnews.com	Daily
	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Du Quoin	Du Quoin Evening Call www.duquoin.com	Daily
	El Dorado	El Dorado Daily Journal	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Harrisburg	Harrisburg Daily Register www.dailyregister.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Marion	Marion Daily Republican www.dailyrepublicannews.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily

State	City	Masthead	Circulation Type
	Peoria	Journal Star www.pjstar.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	Rockford	Rockford Register Star www.rrstar.com www.rockfordwoman.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	West Frankfort	Daily American www.dailyamericannews.com	Daily
	Abingdon/Avon	Abingdon/Avon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Addison/Bensenville/ Wood Dale	Press www.mysuburbanlife.com/addison www.mysuburbanlife.com/bensenville www.mysuburbanlife.com/wooddale	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Berwyn/Cicero	Berwyn/Cicero Life www.mysuburbanlife.com/berwyn www.mysuburbanlife.com/cicero	Paid Weekly
	Brookfield	Suburban Life www.mysuburbanlife.com/brookfield	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly
	Carol Stream	Press www.mysuburbanlife.com/carolstream	Paid Weekly
	Chester	Randolph County Herald Tribune www.randolphcountyheraldtribune.com	Paid Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Paid Weekly
	Christopher	The Progress	Paid Weekly
	Downers Grove	Pro-Football Weekly	Paid Weekly
	Du Quoin	Du Quoin News	Paid Weekly
	Du Quoin	Ashley News	Paid Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Herrin	The Spokesman www.dailyrepublicannews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Huntley	Farmside www.mysuburbanlife.com/huntley	Paid Weekly
	LaGrange/Westchester	Suburban Life www.mysuburbanlife.com/lagrange www.mysuburbanlife.com/westchester	Paid Weekly
	Lemont	Reporter www.mysuburbanlife.com/lemont	Paid Weekly
	Morton	Morton Times News www.mortontimesnews.com	Paid Weekly
	Murphysboro	Murphysboro American www.murphysboroamerican.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Norris City	Norris City Banner	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Shawneetown	Ridgway News	Paid Weekly
	Shawneetown	Gallatin Democrat	Paid Weekly
	Steelville	The Steelville Ledger	Paid Weekly
	Teutopolis	Teutopolis Press www.teutopolispress.com	Paid Weekly
	Villa Park	Argus www.mysuburbanlife.com/villapark	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Westmont	Progress www.mysuburbanlife.com/westmont	Paid Weekly
	Winfield/Warrenville/ West Chicago	Press www.mysuburbanlife.com	Paid Weekly
	Woodridge	Reporter www.mysuburbanlife.com/winfield www.mysuburbanlife.com/warrenville www.mysuburbanlife.com/westchicago www.mysuburbanlife.com/woodridge	Paid Weekly
	Bartlett	Press www.mysuburbanlife.com/bartlett	Free Weekly
	Batavia	Republican www.mysuburbanlife.com/batavia	Free Weekly
	Downers Grove	Reporter www.mysuburbanlife.com/downersgrove	Free Weekly
	Elmhurst	Press www.mysuburbanlife.com/elmhurst	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Geneva	Republican www.mysuburbanlife.com/geneva	Free Weekly

State	City	Masthead	Circulation Type
	Glen Ellyn	News www.mysuburbanlife.com/glenellyn	Free Weekly
	Hinsdale	Suburban Life www.mysuburbanlife.com/hinsdale	Free Weekly
	Lombard	Spectator www.mysuburbanlife.com/lombard	Free Weekly
	Macomb	Daily Brief	Free Weekly
	Peoria	Woodford Times www.woodfordtimes.com	Free Weekly
	St Charles	Republican www.mysuburbanlife.com/stcharles	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Wheaton	Leader www.mysuburbanlife.com/wheaton	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Carmi	White County Shopper News	Shopper
	Flora	CCAP Special	Shopper
	Freeport	The Scene	Shopper
	Galatia	Money Stretcher www.galatiamoneystretcher.com	Shopper
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Herrin	This Week in Williamson County	Shopper
	Lincoln	Logan County Shopper	Shopper
	Macomb	McDonough County Choice www.mcdonoughvoice.com	Shopper
	Marion	This Week in Williamson County	Shopper
	Monmouth	Pennysaver	Shopper
	Morton	Morton Pumpkin Advertiser	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Peoria	JS Shopper	Shopper
	Peoria	Pekin Extra	Shopper
	Pontiac	Livingston Shopping News	Shopper
	Rockford	Star Shopper	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper www.springfield-shopper.net	Shopper
	West Frankfort	Free Press	Shopper
	Bartlett	www.mysuburbanlife.com/bartlett	On-line Only
	Berkeley	www.mysuburbanlife.com/berkeley	On-line Only
	Bloomingdale	www.mysuburbanlife.com/bloomingdale	On-line Only
	Bolingbrook	www.mysuburbanlife.com/bolingbrook	On-line Only
	Broadview	www.mysuburbanlife.com/broadview	On-line Only
	Burr Ridge	www.mysuburbanlife.com/burrridge	On-line Only
	Clarendon Hills	www.mysuburbanlife.com/clarendonhills	On-line Only
	Countryside	www.mysuburbanlife.com/countryside	On-line Only
	Darien	www.mysuburbanlife.com/darien	On-line Only
	Forest View	www.mysuburbanlife.com/forestview	On-line Only

State	City	Masthead	Circulation Type
	Glendale Heights	www.mysuburbanlife.com/glendaleheights	On-line Only
	Hanover Park	www.mysuburbanlife.com/hanoverpark	On-line Only
	Hillside	www.mysuburbanlife.com/hillside	On-line Only
	Hodgkins	www.mysuburbanlife.com/hodgkins	On-line Only
	Indian Head Park	www.mysuburbanlife.com/indianheadpark	On-line Only
	Itasca	www.mysuburbanlife.com/itasca	On-line Only
	La Grange Park	www.mysuburbanlife.com/lagrangepark	On-line Only
	Lisle	www.mysuburbanlife.com/lisle	On-line Only
	Lyons	www.mysuburbanlife.com/lyons	On-line Only
	Marengo	www.mysuburbanlife.com/marengo	On-line Only
	McCook	www.mysuburbanlife.com/mccook	On-line Only
	Naperville	www.mysuburbanlife.com/naperville	On-line Only
	North Riverside	www.mysuburbanlife.com/northriverside	On-line Only
	Oak Brook	www.mysuburbanlife.com/oakbrook	On-line Only
	Oak Brook Terrace	www.mysuburbanlife.com/oakbrookterrace	On-line Only
	Riverside	www.mysuburbanlife.com/riverside	On-line Only
	Romeoville	www.mysuburbanlife.com/romeoville	On-line Only
	Roselle	www.mysuburbanlife.com/roselle	On-line Only
	Stickney	www.mysuburbanlife.com/stickney	On-line Only
	Streamwood	www.mysuburbanlife.com/streamwood	On-line Only
	Wayne	www.mysuburbanlife.com/wayne	On-line Only
	Western Springs	www.mysuburbanlife.com/westernsprings	On-line Only
	Willow Springs	www.mysuburbanlife.com/willowsprings	On-line Only
	Willowbrook	www.mysuburbanlife.com/willowbrook	On-line Only

California	Ridgecrest	The Daily Independent www.ridgecrestca.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Spotlight	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Taft	Bargain Hunter	Shopper
	Yreka	Siskiyou Seen www.siskiyoudaily.com	Shopper

Minnesota	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Redwood Falls	Redwood Falls Livewire	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper

Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	The Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	The Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Pimas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly

Midwest Region

State	City	Masthead	Circulation Type
Missouri	Boonville	Boonville Daily News www.boonvilledailynews.com	Daily
	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Carthage	The Carthage Press www.carthagepress.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Macon	Chronicle Herald www.maconch.com	Daily
	Maryville	Maryville Daily Forum www.maryvilledailyforum.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Greenfield	The Vedette www.greenfieldvedette.com	Paid Weekly
	St James	St James Leader Journal www.leaderjournal.com	Paid Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Scope	Free Weekly
	Eldon	Eldon Standard	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News “Plus”	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Boonville	The Record	Shopper
	Brookfield	Sho-Me Shopper	Shopper

State	City	Masthead	Circulation Type
	Camdenton	Penny Saver	Shopper
	Chillicothe	C.T. Extra	Shopper
	Greenfield	Lake Stockton Shopper	Shopper
	Hannibal	Salt River Journal	Shopper
	Independence	The Extra	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper
	Macon	Macon Journal www.maconch.com	Shopper
	Maryville	Penny Press 2	Shopper
	Moberly	The Shopper	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Pulaski County Weekly	Shopper

Kansas	Augusta	Augusta Daily Gazette www.augustagazette.com	Daily
	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	El Dorado	The El Dorado Times www.eldoradotimes.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Pratt	The Pratt Tribune www.pratttribune.com	Daily
	Wellington	Wellington Daily News www.wellingtondailynews.com	Daily
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Leavenworth	Lansing This Week	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Augusta	Augusta Advertiser	Shopper
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Hiawatha	Penny Press 4	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson	South Central Kansas Shoppers Guide	Shopper
	Newton	Prairie Shopper	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
	Wellington	The Weekender	Shopper

State	City	Masthead	Circulation Type
	Andover	www.andoveramerican.com	On-line Only

Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Daily
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Daily
	Sulphur	Southwest Daily News www.sulphurdailynews.com	Daily
	Donaldsonville	The Donaldsonville Chief	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sulphur	Vinton News	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Gonzales	Nickel Ads www.weeklycitizen.com	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
	Sulphur	Calcasieu Shopper	Shopper

Arkansas	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Daily
	Hope	Hope Star www.hopestar.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Gurdon	Gurdon Times www.picayune-times.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly

State	City	Masthead	Circulation Type
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Halstad	The Valley Journal	Paid Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Halstad	The Shopper	Shopper

Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	McLoud	Friday Gazette	Paid Weekly
	Ardmore	Entertainment Spotlight	Shopper

Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper

North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper

Iowa	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly

Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily

New England Region

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Milford	The Milford Daily Gazette www.milforddailynews.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette	Daily
	Abington	Abington Mariner/Rockland Standard www.wickedlocal.com/abington/ www.wickedlocal.com/rockland	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Amesbury	Amesbury News www.wickedlocal.com/amesbury	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Ashland	Ashland Tab www.wickedlocal.com/ashland	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Bolton	The Bolton Common www.wickedlocal.com/bolton	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/brewster	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
	Cambridge	Cambridge Chronicle www.wickedlocal.com/cambridge	Paid Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly

State	City	Masthead	Circulation Type
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly
	Clinton	The Lancaster Times & Clinton Courier www.wickedlocal.com/clinton	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
	Dedham	Dedham Transcript www.dailynewstranscript.com	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Halifax	Halifax/Plympton Reporter www.wickedlocal.com/halifax	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Harvard	Harvard Post www.wickedlocal.com/harvard	Paid Weekly
	Harwich	Harwich Oracle www.wickedlocal.com/harwich	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Holliston	Holliston Tab www.wickedlocal.com/holliston	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly

State	City	Masthead	Circulation Type
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norton	Norton Mirror www.wickedlocal.com/norton	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Reporter www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wickedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly

State	City	Masthead	Circulation Type
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
	Cambridge	Cambridge Tab www.wickedlocal.com/cambridge	Free Weekly
	Danvers	North Shore Sunday	Free Weekly
	Duxbury	Duxbury Reporter www.wickedlocal.com/duxbury	Free Weekly

State	City	Masthead	Circulation Type
	Falmouth	Falmouth Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Lakeville	Lakeville Call www.wickedlocal.com/lakeville	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Taunton	Yellow Jacket	Shopper
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Danvers	www.wickedlocal.com/northshoresunday	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only

State	City	Masthead	Circulation Type
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sharon	www.wickedlocal.com/sharon	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	South Borough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellflee	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only

Connecticut	Norwich	Norwich Bulletin www.norwichbulletin.com	Daily
	Colchester	Colchester Bulletin www.norwichbulletin.com/mysource/colchesterbulletin	Free Weekly
	Hebron	Hebron Bulletin www.norwichbulletin.com/mysource/hebronbulletin	Free Weekly
	Norwich	Shop Local Town and County	Shopper

Atlantic Region

State	City	Masthead	Circulation Type
New York	Canandaigua	Daily Messenger www.mpnnow.com / www.adnetdirect.net	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	The Evening Telegram www.herkimertelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Little Falls	The Evening Times www.littlefallstimes.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Brighton/Pittsford	Brighton-Pittsford Post www.brightonpittsfordpost.com	Paid Weekly
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Fairport	Fairport-ER Post www.fairport-erpost.com	Paid Weekly
	Gates/Chili	Gates-Chili Post www.gateschilipost.com	Paid Weekly
	Greece	Greece Post www.greecepost.com	Paid Weekly
	Irondequoit	Irondequoit Post www.irondequiotpost.com	Paid Weekly
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Penfield	Penfield Post www.penfieldpost.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Rush/Henrietta	Rush-Henrietta Post www.henriettapost.com	Paid Weekly
	Saugerties	Saugerties Post Star	Paid Weekly
	Victor	Victor Post www.victorpost.com	Paid Weekly
	Webster	Webster Post www.websterpost.com	Paid Weekly
	Bath	Steuben Courier-Advocate	Free Weekly
	Canandaigua	Canandaigua Community Post	Free Weekly
	Hamilton	Mid-York Weekly	Free Weekly
	Utica	Utica Pennysaver	Free Weekly
	Cansiteo	Hornell Canisteo Penn-E-Saver	Shopper
	Corning	Corning Pennysaver	Shopper
	Dansville	Dansville-Wayland Pennysaver	Shopper
	Herkimer	Images	Shopper
	Hornell	The Tribune Extra	Shopper

State	City	Masthead	Circulation Type
	Horseheads	The Shopper	Shopper
	Liberty	Catskill Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Saugerties	Saugerties Pennysaver	Shopper
	Saugerties	Mountain Pennysaver	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Utica	Rome Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
	Wellsville	Allegany County Pennysaver	Shopper

Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Carbondale	The Villager	Paid Weekly
	Carbondale	Carbondale News	Paid Weekly
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper

Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Paid Weekly
	Dover	Brandywine Community Publication	Free Weekly
	Dover	Dover Post www.doverpost.com	Free Weekly
	Dover	Hockessin-Greenville Community Publication www.communitypub.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
	Dover	The Airlifter	Free Weekly
	Dover	The Express www.delmarvaexpress.com	Shopper

West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper

Great Lakes Region

State	City	Masthead	Circulation Type
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Coldwater	Jonesville Independent	Paid Weekly
	Holland	My Zeeland	Free Weekly
	Adrian	Adrian Access Shopper www.lenconnect.com	Shopper
	Allegan	Flashes Shopping Guide	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Jonesville	Tip Off	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper

Ohio	Canton	The Repository www.cantonrepository.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Canton	Stark Values	Shopper
	Dover/New Philadelphia	TMC-ExTRa	Shopper

Item 1A.	Risk Factors

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

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with publishing and distributing our publications.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for corporate purposes.

We have a significant amount of indebtedness. At December 31, 2010, we had total indebtedness of approximately $1.2 billion under our 2007 Credit Facility. Our interest expense for the year ended December 31, 2010 was $60.0 million.

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

In addition, our 2007 Credit Facility contains financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that we believe may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our 2007 Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our 2007 Credit Facility. If we were unable to repay those amounts, the lenders under our 2007 Credit Facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our 2007 Credit Facility, our assets may not be sufficient to repay in full such indebtedness.

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

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium helps ensure adequate supply. In addition we have an agreement with a newsprint vendor to supply certain of our properties, representing about 75% of our tons, with all their newsprint requirements for calendar year 2011 at a fixed price. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and dropping to a low of almost $410 per metric ton in 2002. The average price of newsprint for 2010 was approximately $575 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.

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

We are undertaking a strategic re-alignment of our business that if unsuccessful could have a material adverse financial impact.

We are undertaking a strategic re-alignment of our business. Among other things we are implementing the standardization and centralization of systems and process, the outsourcing of certain financial processes and the use of new software for our circulation, advertising and editorial systems. As a result of ongoing strategic evaluation and analysis, we have made and will continue to make changes that if unsuccessful could have a material adverse financial impact.

We have invested in growing our digital business, but such investments may not be as successful as expected which could adversely affect our results of operations.

We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and key partnerships have been entered into to assist with our digital business. There can be no assurances that the partnerships we have entered into or the internal strategy being employed will result in generating or increasing digital revenues in future years.

If we are unable to retain and grow our digital audience and advertiser base, our digital businesses will be adversely affected.

Given the ever-growing and rapidly changing number of digital media options available on the internet, we may not be able to increase our online traffic sufficiently and retain or grow a base of frequent visitors to our websites and applications on mobile devices.

Accordingly, we may not be able to create sufficient advertiser interest in our digital businesses and to maintain or increase the advertising rates of the inventory on our websites.

Technological developments and any changes we make to our business model may require significant capital investments. Due to restrictions our 2007 Credit Facility, we are limited in our ability to invest funds and resources in digital opportunities and our ability to undertake research and development in building and maintain the necessary and continually evolving technology infrastructure.

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

The increasing popularity of digital media could also adversely affect circulation of our newspapers, which may decrease circulation revenue and cause more marked declines in print advertising. If we are not successful in offsetting such declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.

We have a history of losses and may not be able to achieve or maintain profitable operations in the future.

We experienced losses from continuing operations of approximately $26.2 million, $527.4 million and $658.8 million in 2010, 2009 and 2008, respectively. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow or maintain our business.

The value of our intangible assets may become impaired, depending upon future operating results.

As of December 31, 2010, goodwill and other intangible assets were approximately $285.4 million, or 52.2% of our total assets. To determine whether all or a portion of the carrying values of our goodwill and other intangible assets are no longer recoverable, which may require a charge to our earnings, we periodically evaluate such assets. During the year ended December 31, 2010, we performed impairment analyses for goodwill and our other indefinite lived intangible assets. Based on our assessment of future cash flows and recent industry transaction multiples, we determined an impairment charge was not required. Any future evaluations requiring an asset impairment charge for goodwill or other intangible assets could affect future reported results of operations and shareholders’ equity, although such charges would not affect operations or cash flow.

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

Sustained increases in costs of employee health and welfare benefits may reduce our profitability and our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.

In recent years, we have experienced significant increases in the cost of employee medical benefits because of economic factors beyond our control, including increases in health care costs. At least some of these factors may continue to put upward pressure on the cost of providing medical benefits. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

Our pension and post retirement plans are underfunded (accumulated benefit obligation) by $12.5 million at December 31, 2010. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the disruption in the credit and capital markets in 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

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

We depend on key personnel and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on our ability to retain our current management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our personnel. Although we have entered into employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate or grow our business.

A shortage of skilled or experienced employees in the media industry, or our inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect our profitability.

Production and distribution of our various publications requires skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations which could adversely affect our results of operations.

A number of our employees are unionized, and our business and results of operations could be adversely affected if labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

As of December 31, 2010, we employed approximately 5,946 employees, of whom approximately 864 (or approximately 15%) were represented by 25 unions. 95% of the unionized employees are represented by three of the 25 unions. These three unions are located in our Massachusetts, Illinois and Ohio locations and represent 33%, 35% and 27% of all employees in each of the locations, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2011 and 2012.

Although our newspapers have not experienced a union strike in the recent past nor do we anticipate a union strike occurring, we cannot preclude the possibility that a strike may occur at one or more of our newspapers. We believe that, in the event of a newspaper strike, we would be able to continue to publish and deliver to subscribers, which is critical to retaining advertising and circulation revenues, although there can be no assurance of this.

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

Effective October 24, 2008, the New York Stock Exchange delisted our common stock. Our common stock is currently quoted on the OTCBQB tier of the Pink Sheets over-the-counter-market under the trading symbol “GHSE”. No assurance can be given that our common stock will continue to be traded on any stock market, that any broker will make a market in our common stock, or that any active trading market in our common stock will exist. Broker-dealers often decline to trade in “pink sheet” stocks given that (i) the market for such securities is often limited, (ii) such securities are generally more volatile, and (iii) the risk to investors is generally greater. Moreover, additional requirements with which broker-dealers must comply generally makes it more difficult for such broker-dealers to recommend that their customers buy securities traded on the “pink sheets.” Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and media coverage of our Company is reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We cannot provide any assurance that, even if our common stock continues to be listed or quoted on the pink sheets or another market or system, the market for our common stock will be as liquid. This lack of liquidity also could make it even more difficult for us to raise capital in the future, which in turn could have an adverse effect on our business.

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

We suspended the payment of quarterly cash dividends commencing with the second quarter of 2008 and do not anticipate paying any cash dividends on, or making repurchases of, our common stock in the foreseeable future. We intend to retain future earnings, if any, to reduce leverage and increase liquidity, finance the expansion of our operations and for general corporate purposes. In addition, covenants in our 2007 Credit Facility restrict our ability to pay dividends and make certain other payments.

Risks Related to Our Organization and Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent stockholders from influencing significant corporate decisions. Moreover, the interests of our principal stockholder may conflict with interests of our other stockholders.

As of December 31, 2010, Fortress beneficially owned approximately 39.6% of our outstanding common stock. As a result, Fortress will continue to have effective control over fundamental and significant corporate matters and transactions, including but not limited to: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets (or any portion thereof) and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate 46 print facilities across the United States. Our facilities range in size from approximately 500 to 55,000 square feet. Our executive offices are located in Fairport, New York, where we lease approximately 15,000 square feet under a lease terminating in June 2014.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted over-the-counter on the OTCQB tier of the pink sheets over-the-counter under the trading symbol “GHSE”. The following table shows the high and low sale bid information of our common stock as reported on the OTCQBT tier of the pink sheets for the periods indicated. Reported prices from the pink sheets reflect intermediate prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2010
Fourth Quarter	$0.15	$0.08
Third Quarter	$0.17	$0.08
Second Quarter	$0.30	$0.12
First Quarter	$0.25	$0.09
Year Ended December 31, 2009
Fourth Quarter	$0.43	$0.15
Third Quarter	$0.25	$0.06
Second Quarter	$0.45	$0.06
First Quarter	$0.10	$0.04

The closing sale price for our common stock as reported on the over-the-counter market on February 25, 2011 was $0.16 per share. As of that date, there were approximately 175 holders of record and approximately 4,743 beneficial owners registered in nominee and street name.

Dividends

We suspended the payment of quarterly dividends commencing with the second quarter of 2008 and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, covenants in our 2007 Credit Facility and other credit facilities restrict our ability to pay dividends or make certain other payments.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 31, 2010. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007(2)	Year Ended December 31, 2006(3)
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues:
Advertising	$395,618	$409,484	$492,251	$424,974	232,130
Circulation	136,377	142,023	145,653	117,023	50,868
Commercial printing and other	26,593	33,286	40,835	32,928	23,193

Total revenues	558,588	584,793	678,739	574,925	306,191
Operating costs and expenses:
Operating costs	314,873	335,535	382,266	309,633	156,697
Selling, general and administrative	149,970	165,007	186,249	154,406	88,578
Depreciation and amortization	46,118	55,749	69,913	57,092	23,610
Integration and reorganization costs and management fees paid to prior owner	2,470	2,029	7,113	7,490	4,486
Impairment of long-lived assets	430	206,089	123,717	1,553	917
(Gain) loss on sale of assets	1,540	(418)	337	1,496	700
Goodwill and mastheads impairment	—	275,310	488,543	225,820	—

Operating income (loss)	43,187	(454,508)	(579,399)	(182,565)	31,203
Interest expense, amortization of deferred financing costs, loss on early extinguishment of debt, gain on derivative instruments and other	69,533	72,519	100,535	83,461	37,458

Loss from continuing operations before income taxes	(26,346)	(527,027)	(679,934)	(266,026)	(6,255)
Income tax expense (benefit)	(155)	342	(21,139)	(31,861)	(3,769)

Loss from continuing operations	(26,191)	(527,369)	(658,795)	(234,165)	(2,486)
Income (loss) from discontinued operations, net of income taxes	(449)	(3,243)	(14,511)	2,741	912

Net loss	$(26,640)	$(530,612)	$(673,306)	$(231,424)	$(1,574)
Net loss attributable to noncontrolling interest	596	510	—	—	—

Net loss attributable to GateHouse Media	$(26,044)	$(530,102)	$(673,306)	$(231,424)	$(1,574)

Basic net loss from continuing operations attributable to GateHouse Media per share	$(0.44)	$(9.18)	$(11.55)	$(5.05)	(0.10)
Diluted loss from continuing operations attributable to GateHouse Media per share	$(0.44)	$(9.18)	$(11.55)	$(5.05)	(0.10)
Basic net loss attributable to GateHouse Media common stockholders per share	$(0.45)	$(9.24)	$(11.80)	$(4.99)	(0.06)
Diluted net loss attributable to GateHouse Media common stockholders per share	$(0.45)	$(9.24)	$(11.80)	$(4.99)	(0.06)
Other Data:
Adjusted EBITDA(1)	$89,873	$81,989	$102,833	$101,884	$55,746
Cash interest paid	$59,317	$67,950	$89,677	$74,910	$38,459

(1)

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

(2)	Includes the results of the newspapers acquired from the Journal Register Company, the acquisition of SureWest Directories, the newspapers acquired from The Copley Press, Inc., the newspapers acquired from Gannett Co. Inc. and the newspapers acquired from Morris Publishing Group since their acquisitions on February 9, 2007, February 28, 2007, April 11, 2007, May 7, 2007 and November 30, 2007, respectively.

(3)	Includes the results of CP Media and Enterprise NewsMedia, LLC since their acquisitions on June 6, 2006.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In Thousands)
Loss from continuing operations	$(26,191)	$(527,369)	$(658,795)	$(234,165)	$(2,486)
Income tax expense (benefit)	(155)	342	(21,139)	(31,861)	(3,769)
(Gain) loss on derivative instruments(1)	8,277	12,672	10,119	2,378	(1,150)
(Gain) loss on early extinguishment of debt(2)	—	(7,538)	—	2,240	2,086
Amortization of deferred financing costs	1,360	1,360	1,845	2,101	544
Write-off of financing costs	—	743	—	—	—
Interest expense—debt	60,034	64,631	88,630	76,726	35,994
Impairment of long-lived assets	430	206,089	123,717	1,553	917
Depreciation and amortization	46,118	55,749	69,913	57,092	23,610
Goodwill and mastheads impairment	—	275,310	488,543	225,820	—

Adjusted EBITDA from continuing operations	$89,873 (a)	$81,989 (b)	$102,833 (c)	$101,884 (d)	$55,746 (e)

(a)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,365 which are one time in nature or non-cash compensation. Included in these net expenses of $8,365 is non-cash compensation and other expenses of $5,004, non-cash portion of post retirement benefits expense of $(649), integration and reorganization costs of $2,470 and $1,540 loss on the sale of assets.

Adjusted EBITDA also does not include $(33) of EBITDA generated from our discontinued operations.

(b)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,462 which are one time in nature or non-cash compensation. Included in these net expenses of $9,462 is non-cash compensation and other expenses of $8,634, non-cash portion of post retirement benefits expense of $(782), integration and reorganization costs of $2,028 and $418 gain on the sale of assets.

Adjusted EBITDA also does not include $(446) of EBITDA generated from our discontinued operations.

(c)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,149 which are one time in nature or non-cash compensation. Included in these net expenses of $24,149 is non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499), integration and reorganization costs of $7,113 and $337 loss on the sale of assets.

Adjusted EBITDA also does not include $4,392 of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $4,956 of EBITDA generated from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(e)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109 which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

Adjusted EBITDA also does not include $1,860 of EBITDA generated from our discontinued operations.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

	As of December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Balance Sheet Data:
Total assets	$546,327	$591,929	$1,149,621	$1,874,995	$1,131,497
Total long-term obligations, including current maturities	1,197,347	1,222,102	1,242,075	1,220,856	559,811
Stockholders’ equity (deficit)	(792,121)	(753,576)	(229,078)	453,988	473,084

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 442 community publications and more than 466 related websites and mobile sites and six yellow page directories, serves over 298,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	86 daily newspapers with total paid circulation of approximately 697,000;

•	254 weekly newspapers (published up to three times per week) with total paid circulation of approximately 513,000 and total free circulation of approximately 673,000;

•	102 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	over 466 locally focused websites and mobile sites, which extend our franchises onto the internet and mobile devices with approximately 70 million page reviews per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 46 niche publications. We are also focused on developing online and mobile products, including deal platforms, mobile websites and applications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of December 31, 2010, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

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

Newsprint prices rose from the later part of 2009 through 2010. We expect 2011 prices to increase per metric ton as well. We have taken steps to mitigate some of these prior price increases through a fixed price agreement for approximately 75% of our purchases combined with consumption control. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing versus the general market. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy. Labor represents just over 50% of our operating expenses. Beginning in 2008 we initiated an effort to drive efficiencies and centralization of work throughout the organization.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. While these trends are stabilizing, it has eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result, we previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

General economic conditions, including declines in consumer confidence, continued high unemployment levels, contraction of credit availability for certain borrowers, declines in real estate values, and other trends, have impacted the markets in which we operate. These conditions may continue to negatively impact advertising and other revenue sources as well as increase operating costs in the future. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

The current economic environment in our industry and its resulting impact on us has limited our ability to grow further through acquisitions in the near-term future. However, we are highly focused on integrating our prior acquisitions, realizing all synergy and de-levering opportunities, reducing our overall costs structure to fit today’s revenue environment, building a multi-media platform business, and on strengthening the local market position we hold in our markets.

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

Goodwill and Long-Lived Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis in accordance with the provisions of FASB ASC Topic 350 “Intangibles—Goodwill and Other” (“ASC 350”). We perform our impairment analysis on each of our reporting units, represented by our six regions. The regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

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

We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2010, 2009, and 2008. Additionally, we performed impairment testing of goodwill and indefinite lived intangibles during the fourth quarter of 2008 and 2007 due to declines in our stock price, reduced estimates in of our future cash flows, increased volatility in operating results and declines in market transactions. As a result, impairment charges related to goodwill and mastheads were recorded in fiscal 2009, 2008 and 2007 and related to goodwill, mastheads and amortizable intangibles in fiscal 2009 and 2008. No impairment charges were recognized in fiscal 2010. See additional information in Note 6 to the Consolidated Financial Statements.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead. We performed impairment tests on newspaper mastheads as of June 30, 2010, June 30, 2009, June 30 and December 31, 2008, and December 31, 2007. See Note 6 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment tests on long lived assets (including intangible assets subject to amortization) as of June 30, 2010, June 30, 2009, June 30 and December 31, 2008, and December 31, 2007. See Note 6 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

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

Pension and Postretirement Liabilities

FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”) requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders’ equity.

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

Results of Operations

The following table summarizes our historical results of operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In Thousands)
Revenues:
Advertising	$395,618	$409,484	$492,251
Circulation	136,377	142,023	145,653
Commercial printing and other	26,593	33,286	40,835

Total revenues	558,588	584,793	678,739
Operating costs and expenses:
Operating costs	314,873	335,535	382,266
Selling, general and administrative	149,970	165,007	186,249
Depreciation and amortization	46,118	55,749	69,913
Integration and reorganization costs	2,470	2,029	7,113
Impairment of long-lived assets	430	206,089	123,717
(Gain) loss on sale of assets	1,540	(418)	337
Goodwill and mastheads impairment	—	275,310	488,543

Operating income (loss)	43,187	(454,508)	(579,399)
Interest expense	60,034	64,631	88,630
Amortization of deferred financing costs	1,360	1,360	1,845
Gain on early extinguishment of debt	—	(7,538)	—
Loss on derivative instruments	8,277	12,672	10,119
Other (income) loss	(138)	1,394	(59)

Loss from continuing operations before income taxes	(26,346)	(527,027)	(679,934)
Income tax expense (benefit)	(155)	342	(21,139)

Loss from continuing operations	$(26,191)	$(527,369)	$(658,795)

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

The discussion of our results of operations that follows is based upon our historical results of operations for the years ended December 31, 2010 and 2009.

Revenue. Total revenue for the year ended December 31, 2010 decreased by $26.2 million, or 4.5%, to $558.6 million from $584.8 million for the year ended December 31, 2009. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $13.9 million, or 3.4%, decrease in advertising revenue, a $5.6 million, or 4.0%, decrease in circulation revenue and a $6.7 million, or 20.1%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in online. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions and the strategic closure of certain print facilities.

Operating Costs. Operating costs for the year ended December 31, 2010 decreased by $20.7 million, or 6.2%, to $314.8 million from $335.5 million for the year ended December 31, 2009. The decrease in operating costs was primarily due to a decrease in compensation, delivery, newsprint, external printing, postage, health insurance benefits and supplies of $7.2 million, $3.5 million, $3.3 million, $2.2 million, $1.8 million, $1.0 million and $0.9 million, respectively. We believe the majority of the decreases were a result of permanent cost reductions and were implemented as we continued to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2010 decreased by $15.0 million, or 9.1%, to $150.0 million from $165.0 million for the year ended December 31, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in other office related expenses, compensation, outside services, health insurance benefits, and consulting and professional expenses of $8.2 million, $3.7 million, $1.4 million, $1.1 million, and $0.8 million, respectively. We believe the majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2010 decreased by $9.6 million to $46.1 million from $55.7 million for the year ended December 31, 2009. The decrease of $9.6 million in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June 2009.

Impairment of Long-Lived Assets. During the year ended December 31, 2009, we incurred a charge of $206.1 million related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units. There were no such charges during the year ended December 31, 2010.

Goodwill and Mastheads Impairment. During the year ended December 31, 2009, we recorded a $275.3 million impairment on our goodwill and mastheads due to softening business conditions and the related impact on the fair value of our reporting units. There were no such charges during the year ended December 31, 2010.

Interest Expense. Total interest expense for the year ended December 31, 2010 decreased by $4.6 million, or 7.1%, to $60.0 million from $64.6 million for the year ended December 31, 2009. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Gain on Early Extinguishment of Debt. During the year ended December 31, 2009 we recorded a gain of $7.5 million due to the early extinguishment of short term notes payable.

Loss on Derivative instruments. During the years ended December 31, 2010 and 2009, we recorded a net loss of $8.3 million and $12.7 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Income Tax Expense (Benefit). Income tax benefit for the year ended December 31, 2010 was $0.2 million compared to an income tax expense of $0.3 million for the year ended December 31, 2009. The change of $0.5 million was primarily due to an increase of the impairment on the non tax deductible goodwill in 2009, and the reversal of unrecognized tax exposures in 2010.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2010 was $26.2 million. Net loss from continuing operations for the year ended December 31, 2009 was $527.4 million. Our net loss from continuing operations decreased due to the factors noted above.

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

The discussion of our results of operations that follows is based upon our historical results of operations for the years ended December 31, 2009 and 2008.

Revenue. Total revenue for the year ended December 31, 2009 decreased by $93.9 million, or 13.8%, to $584.8 million from $678.7 million for the year ended December 31, 2008. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $82.8 million, or 16.8%, decrease in advertising revenue, a $3.6 million, or 2.5%, decrease in circulation revenue and a $7.5 million, or 18.5%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in both the local retail and classified categories. The sharp decline in the economy, particularly in the sectors of employment, automotive and real estate, has led to declining classified revenues across the country. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in certain locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of weak economic conditions.

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

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2009 decreased by $21.2 million, or 11.4%, to $165.0 million from $186.2 million for the year ended December 31, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation, other office related expenses, health insurance and consulting and professional expenses of $11.6 million, $4.3 million, $4.0 million and $1.3 million, respectively. These contributions are also permanent and were implemented in order to combat the revenue declines.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2009 decreased by $14.2 million to $55.7 million from $69.9 million for the year ended December 31, 2008. The decrease of $14.2 million in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June and December of 2008 and June 2009.

Impairment of Long-Lived Assets. During the year ended December 31, 2009 and 2008 we incurred a charge of $206.1 million and $123.7 million respectively, related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units.

Goodwill and Mastheads Impairment. During the year ended December 31, 2009 and 2008, we recorded a $275.3 million and $488.5 million impairment on our goodwill and mastheads due to softening business conditions and declines in our stock price which impacted the fair value of our reporting units.

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

Loss on Derivative instruments. During the year ended December 31, 2009 we recorded a net loss of $12.7 million comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

During the year ended December 31, 2008 we recorded a loss of $10.1 million due to ineffectiveness related to several of our interest rate swaps, which were entered into in an effort to eliminate a significant portion of our exposure to fluctuations in LIBOR.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2009 was $0.3 million compared to an income tax benefit of $21.1 million for the year ended December 31, 2008. The income tax benefit recognized in 2008 related primarily to the elimination of a valuation allowance of $21.4 million as a result of a goodwill impairment charge during the year. The net loss in 2009 did not result in an income tax benefit as the deferred tax liability was adjusted to $0 in 2008 and the related deferred tax asset is fully offset by a valuation allowance.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2009 was $527.4 million. Net loss from continuing operations for the year ended December 31, 2008 was $658.8 million. Our net loss from continuing operations decreased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and will be, cash provided by operating activities and term loan borrowings for significant acquisitions.

As a holding company, we have no operations of our own and accordingly we have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of December 31, 2010 we were in compliance with all applicable covenants.

On February 27, 2007, we entered into the 2007 Credit Facility with a syndicate of financial institutions with Wells Fargo Bank as administrative agent, referred to as the 2007 Credit Facility. The 2007 Credit Facility provides for a $670.0 million term loan facility which matures in August, 2014, a delayed draw term loan of up to $250.0 million available until August 2007 which matures in August 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014.

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

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of our 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. On December 7, 2010, FIF III exercised its right to require the Company to purchase its Macomb preferred stock. During the five-year period following the full repayment by the Company of its 2008 Bridge Facility, which repayment occurred in the second quarter of 2010, FIF III had the right to require the Company to purchase the preferred stock. The Company paid the purchase price of $14.1 million on December 8, 2010, which represented the sum of original purchase price of $11.5 million paid by FIF III for the Macomb preferred stock and accrued but unpaid dividends of $2.6 million. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.6% of the Company’s outstanding Common Stock.

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

Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within each of this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trend experience and our ability to address other risks and challenges set forth herein. We believe that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands)
Cash provided by operating activities	$26,638	$3,790	$20,309
Cash provided by (used in) investing activities	(624)	8,400	11,675
Cash used in financing activities	(22,010)	(13,003)	(37,533)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2010 was $26.6 million. The net cash provided by operating activities resulted from a depreciation and amortization of $46.1 million, a loss of $8.3 million on derivative instruments, non-cash compensation of $1.7 million, a $1.5 million loss on the sale of assets, amortization of deferred financing costs of $1.4 million, an impairment of long-lived assets of $0.8 million, partially offset by a net loss of $26.6 million, a net decrease in cash provided by working capital of $5.2 million and an increase funding of pension and other post-retirement obligations of $1.4 million. The decrease in cash provided by working capital primarily resulted from an increase in prepaid expenses related to a newsprint pricing agreement that allowed for fixed pricing in 2011 below market rates from December 31, 2009 to December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2009 was $3.8 million. The net cash provided by operating activities resulted from a goodwill and mastheads impairment charge of $275.3 million, an impairment of long-lived assets of $208.8 million, depreciation and amortization of $55.8 million, a loss of $12.7 million on derivative instruments, non-cash compensation of $3.4 million, amortization of deferred financing costs of $1.4 million, partially offset by a net loss of $530.6 million, a net decrease in cash provided by working capital of $14.2 million, a gain on early extinguishment of debt of $7.5 million, an increase funding of pension and other post-retirement obligations of $0.8 million, and a gain of $0.4 million on the sale of assets. The decrease in cash provided by working capital primarily resulted from a significant reduction in the accounts payable balance of $14.3 million from December 31, 2008 to December 31, 2009.

Net cash provided by operating activities for the year ended December 31, 2008 was $20.3 million. The net cash provided by operating activities resulted from depreciation and amortization of $71.6 million, non-cash compensation of $3.6 million, an impairment of long-lived assets of $132.9 million, a goodwill and mastheads impairment charge of $496.3 million which includes $4.5 million from discontinued operations, a loss of $0.3 million on the sale of assets, amortization of deferred financing costs of $1.8 million, non-cash interest expense of $0.6 million, a loss of $10.1 million on derivative instruments, partially offset by a net loss of $673.3 million, a decrease of $21.3 million related to deferred income taxes, an increase funding of pension and other post-retirement obligations of $1.5 million and a net decrease in cash provided by working capital of $0.8 million. The decrease in cash provided by working capital primarily resulted from a decrease in accrued interest, accrued expenses, and deferred revenue and an increase in inventory and other assets, which were partially offset by a decrease in accounts receivable and an increase in accounts payable from December 31, 2007 to December 31, 2008.

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2010 was $0.6 million. During the year ended December 31, 2010, we used $4.8 million for capital expenditures, which was offset by $4.2 million received from the collection of a receivable due from a previous real estate sale and the sale of other real property.

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

Cash Flows from Financing Activities. Net cash used in financing activities for the year ended December 31, 2010 was $22.0 million, which primarily resulted from a $2.5 million repayment under the 2007 Credit Facility, the repurchase of subsidiary preferred stock of $11.5 million and an $8.0 million repayment under the 2008 Bridge Facility.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2009 to December 31, 2010.

Accounts Receivable. Accounts receivable decreased $6.2 million from December 31, 2009 to December 31, 2010, which relates to the timing of cash collections and lower revenue recognized in 2010 compared to 2009.

Prepaid Expenses. Prepaid expenses increased $5.4 million from December 31, 2009 to December 31, 2010, which primarily relates to a $5.0 million prepayment related to a newsprint pricing agreement that allowed for fixed pricing in 2011 at below market rates.

Property, Plant, and Equipment. Property, plant, and equipment decreased $19.3 million during the period from December 31, 2009 to December 31, 2010, of which $21.6 million relates to depreciation, $2.2 million relates to assets sold and held for sale and $0.2 million from an impairment charge. These decreases in property, plant, and equipment were partially offset by $4.8 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $24.7 million from December 31, 2009 to December 31, 2010, of which $24.5 million relates to amortization and $0.1 million relates to an impairment charge.

Other Assets. Other assets decreased $4.0 million from December 31, 2009 to December 31, 2010, which primarily relates to a $3.5 million note receivable collected from the 2009 sale of land in Quincy, Massachusetts.

Current Portion of Long-term Liabilities. Current portion of long-term liabilities decreased $13.1 million from December 31, 2009 to December 31, 2010 which was primarily attributable to $11.5 million repayment of subsidiary preferred stock and accrued but unpaid preferred stock dividends of $2.6 million.

Short-term Debt. Short-term debt decreased $8.0 million from December 31, 2009 to December 31, 2010 due to an $8.0 million repayment under the 2008 Bridge Facility.

Current Portion of Long-term Debt. Current portion of long-term debt increased $8.7 million from December 31, 2009 to December 31, 2010 due to an $11.2 million reclassification from long-term debt of a principal payment due in 2011 as required by the 2007 Credit Facility which represents 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2010. These increases in current portion of long-term debt were offset by a $2.5 million principal payment as required by the 2007 Credit Facility which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009.

Long-term Debt. Long-term debt decreased $11.2 million from December 31, 2009 to December 31, 2010 due to a reclassification to short-term debt of a principal payment due in 2011 as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2010.

Derivative Instruments. Derivative instrument liability increased $21.0 million from December 31, 2009 to December 31, 2010, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss increased $13.7 million from December 31, 2009 to December 31, 2010, which resulted from a loss on derivative instruments of $21.0 million and $1.0 million change related to the Company’s pension and post retirement plans, which was offset by derivative amortization of $8.3 million.

Accumulated Deficit. Accumulated deficit increased $26.0 million from December 31, 2009 to December 31, 2010 from a net loss attributable to GateHouse Media, of $26.0 million.

Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirectly wholly-owned subsidiary of ours, GateHouse Media Holdco, Inc. (“Holdco”), an indirectly wholly-owned subsidiary of ours, and certain of their subsidiaries entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank as administrative agent.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which we are generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to us to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under our acquisition credit facilities. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at December 31, 2010 and, therefore, we were not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275.0 million. As amended by the First Amendment, the 2007 Credit Facility includes $1.195 billion of term loan facilities and $40.0 million of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility prior to its amendment. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of December 31, 2010, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

As previously noted, the First Amendment also modified the interest rates applicable to the term loans under the prior 2007 Credit Facility. Term loans thereunder accrue interest at a rate per annum equal to, at the option of the Borrower, (a) adjusted LIBOR plus a margin equal to 2.00% or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin equal to 1.00%. The terms of the previously outstanding borrowings were also modified to include a 1.00% prepayment premium corresponding to the prepayment premium applicable to the First Amendment term loans and a corresponding “most favored nation” interest provision.

Second Amendment to 2007 Credit Facility

On February 3, 2009, the borrowers entered into a Second Amendment to the 2007 Credit Facility.

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default under the Credit Agreement has occurred and is continuing or would result from such repurchases, (b) the sum of Unrestricted Cash (as defined in the Second Amendment) and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20.0 million; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and we cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made. No debt repurchases were made during the year ended December 31, 2010.

The Second Amendment also reduces the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40.0 million to $20.0 million; (b) for the letter of credit subfacility, from $15.0 million to $5.0 million; and (c) for the swingline loan subfacility, from $10.0 million to $5.0 million.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied. At December 31, 2010, Holdco was not able to incur additional debt under the 2007 Credit Facility.

In conjunction with the Second Amendment, we incurred and expensed approximately $550,000 of fees. The existing unamortized deferred financing fees that should be written off, in accordance with FASB ASC Topic 855, “Debt”, as a result of the decrease in borrowing capacity were not significant. We determined that the approximate net impact of $400,000 was immaterial and as a result we expensed the $550,000 of new fees and continue to amortize the existing deferred financing fees.

As required by the 2007 Credit Facility, as amended, on March 5, 2010, we made a principal payment of $2.5 million, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009. As of December 31, 2010, a total of $1.2 billion was outstanding under the 2007 Credit Facility; $668.6 million was outstanding under the term loan facility, $249.5 million was outstanding under the delayed draw term loan facility, $274.4 million was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility. Following the filing of this Annual Report (Form 10-K) on March 1, 2011 we expect to make a principal payment of $11.2 million, which represents 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2010, as required by the 2007 Credit Facility, as amended.

Note Payable

In connection with the acquisition of certain newspapers from Morris, we committed to pay a portion of the purchase price under a $10.0 million promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. On May 1, 2009, we entered into a second amendment to the promissory note with Morris, which requires monthly payments of interest only from January through December of 2009. On September 25, 2009, we entered into an accommodation agreement and release with Morris, which extinguished the promissory note in exchange for a payment of $4.0 million. For the year ended December 31, 2009, we recognized a gain on early extinguishment of this debt in the amount of $7,538 million.

2008 Bridge Facility

On February 15, 2008, we and GateHouse Media Intermediate Holdco, Inc., a subsidiary of ours (“Holdco II”), (collectively, the “Bridge Borrower”) entered into the 2008 Bridge Facility with Barclays Capital (“Barclays”), as subsequently modified and amended. The 2008 Bridge Facility originally provided for a $20.6 million secured term loan facility. On June 7, 2010, we paid off in full the remaining balance under the 2008 Bridge Facility.

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. On December 7, 2010, FIF III exercised its right to require us to purchase its Macomb preferred stock. During the five-year period following the full repayment by the Company of its 2008 Bridge Facility, which repayment occurred in the second quarter of 2010, FIF III had the right to require us to purchase the preferred stock. We paid the purchase price of $14.1 million on December 8, 2010, which represented the sum of original purchase price of $11.5 million paid by FIF III for the Macomb preferred stock and accrued but unpaid dividends of $2.6 million. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.6% of our outstanding common stock.

Compliance with Covenants

We currently are in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt and do not expect to be able to do so in the foreseeable future.

Fair Value

The fair value of our total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $761 million.

Payment Schedule

As of December 31, 2010, scheduled principal payments of outstanding debt are as follows (in thousands):

2011	11,249
2012	—
2013	—
2014	1,181,238

$1,192,487
Less: Short-Term Debt	11,249

Long-Term Debt	$1,181,238

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In Thousands)
2007 Credit Facility	$68,339	$57,032	$57,032	$1,218,738	$—	$—	$1,401,141
Noncompete payments	721	631	419	286	251	599	2,907
Operating lease obligations	3,978	3,749	3,569	3,368	2,398	3,845	20,907
Letters of credit	5,182	—	—	—	—	—	5,182

Total	$78,220	$61,412	$61,020	$1,222,392	$2,649	$4,444	$1,430,137

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2011 totaling approximately $1,768. See Note 14 of the Notes to Consolidated Financial Statements, included herein.

On February 27, 2007, we entered into the 2007 Credit Facility with a syndicate of financial institutions with Wells Fargo Bank as administrative agent. The 2007 Credit Facility provides for a $670.0 million term loan facility which matures in August 2014, a delayed draw term loan of up to $250.0 million available until August 2007 which matures in August, 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance as Accounting Standards Updated (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for us), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for us). This guidance requires new disclosures only, and did not have an impact on our Condensed Consolidated Financial Statements.

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

Readers of our financial statements may find this item important in evaluating our performance, results of operations and financial position. We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

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

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In Thousands)
Loss from continuing operations	$(26,191)	$(527,369)	$(658,795)	$(234,165)	$(2,486)
Income tax expense (benefit)	(155)	342	(21,139)	(31,861)	(3,769)
(Gain) loss on derivative instruments(1)	8,277	12,672	10,119	2,378	(1,150)
(Gain) loss on early extinguishment of debt(2)	—	(7,538)	—	2,240	2,086
Amortization of deferred financing costs	1,360	1,360	1,845	2,101	544
Write-off of financing costs	—	743	—	—	—
Interest expense—debt	60,034	64,631	88,630	76,726	35,994
Impairment of long-lived assets	430	206,089	123,717	1,553	917
Depreciation and amortization	46,118	55,749	69,913	57,092	23,610
Goodwill and mastheads impairment	—	275,310	488,543	225,820	—

Adjusted EBITDA from continuing operations	$89,873 (a)	$81,989 (b)	$102,833 (c)	$101,884 (d)	$55,746 (e)

(a)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,365 which are one time in nature or non-cash compensation. Included in these net expenses of $8,365 is non-cash compensation and other expenses of $5,004, non-cash portion of post retirement benefits expense of $(649), integration and reorganization costs of $2,470 and $1,540 loss on the sale of assets.

Adjusted EBITDA also does not include $(33) of EBITDA generated from our discontinued operations.

(b)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,462 which are one time in nature or non-cash compensation. Included in these net expenses of $9,462 is non-cash compensation and other expenses of $8,634, non-cash portion of post retirement benefits expense of $(782), integration and reorganization costs of $2,028 and $418 gain on the sale of assets.

Adjusted EBITDA also does not include $(446) of EBITDA generated from our discontinued operations.

(c)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,149 which are one time in nature or non-cash compensation. Included in these net expenses of $24,149 is non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499), integration and reorganization costs of $7,113 and $337 loss on the sale of assets.

Adjusted EBITDA also does not include $4,392 of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 is non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $4,956 of EBITDA generated from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(e)	Adjusted EBITDA for the year ended December 31, 2006 included net expenses of $11,109 which are one-time in nature or non-cash compensation. Included in these net expenses of $11,109 is non-cash compensation and other expense of $5,175, non-cash portion of postretirement benefit expense of $748, integration and reorganization costs of $4,486 and a $700 loss on the sale of assets.

Adjusted EBITDA also does not include $1,860 of EBITDA generated from our discontinued operations.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570.0 million. At December 31, 2010, after consideration of the interest rate swaps described below, $570.0 million of the remaining principal amount of our term loans are subject to floating interest rates.

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $5.3 million, based on average pro forma floating rate debt outstanding during 2010, after consideration of the interest rate swaps of $625.0 million described below, and average amounts outstanding under the 2008 Bridge Facility and revolving credit facility during 2010.

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

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.6 million based on newsprint usage for the year ended December 31, 2010 of approximately 55,100 metric tons.

Item 8.	Financial Statements and Supplementary Data

GATEHOUSE MEDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GateHouse Media, Inc.

We have audited the accompanying consolidated balance sheets of GateHouse Media, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GateHouse Media, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Rochester, New York

March 1, 2011

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,738	$5,734
Restricted cash	5,182	5,265
Accounts receivable, net of allowance for doubtful accounts of $3,260 and $4,569 at December 31, 2010 and 2009, respectively	61,512	67,669
Inventory	7,731	7,049
Prepaid expenses	10,506	5,128
Other current assets	7,253	6,873

Total current assets	101,922	97,718
Property, plant, and equipment, net of accumulated depreciation of $101,739 and $81,493 at December 31, 2010 and 2009, respectively	152,293	171,572
Goodwill	14,343	14,343
Intangible assets, net of accumulated amortization of $154,927 and $130,472 at December 31, 2010 and 2009, respectively	271,061	295,731
Deferred financing costs, net	4,334	5,695
Other assets	1,400	5,442
Assets held for sale	974	1,428

Total assets	$546,327	$591,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$1,224	$14,369
Short-term debt	—	8,000
Current portion of long-term debt	11,249	2,513
Accounts payable	5,905	6,075
Accrued expenses	26,766	28,598
Accrued interest	2,805	3,235
Deferred revenue	27,348	27,826

Total current liabilities	75,297	90,616
Long-term liabilities:
Long-term debt	1,181,238	1,192,487
Long-term liabilities, less current portion	3,636	4,733
Derivative instruments	65,490	44,522
Pension and other postretirement benefit obligations	12,787	13,147

Total liabilities	1,338,448	1,345,505

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at December 31, 2010; 58,313,868 and 58,313,868 shares issued, and 58,078,607 and 58,104,009 outstanding at December 31, 2010 and December 31, 2009, respectively	568	568
Additional paid-in capital	830,787	829,009
Accumulated other comprehensive loss	(62,614)	(48,916)
Accumulated deficit	(1,559,465)	(1,533,421)
Treasury stock, at cost, 235,261 and 209,859 shares at December 31, 2010, and December 31, 2009, respectively	(310)	(306)

Total GateHouse Media stockholders’ deficit	(791,034)	(753,066)
Noncontrolling interest	(1,087)	(510)

Total stockholders’ deficit	(792,121)	(753,576)

Total liabilities and stockholders’ deficit	$546,327	$591,929

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues:
Advertising	$395,618	$409,484	$492,251
Circulation	136,377	142,023	145,653
Commercial printing and other	26,593	33,286	40,835

Total revenues	558,588	584,793	678,739
Operating costs and expenses:
Operating costs	314,873	335,535	382,266
Selling, general, and administrative	149,970	165,007	186,249
Depreciation and amortization	46,118	55,749	69,913
Integration and reorganization costs	2,470	2,029	7,113
Impairment of long-lived assets	430	206,089	123,717
(Gain) loss on sale of assets	1,540	(418)	337
Goodwill and mastheads impairment	—	275,310	488,543

Operating income (loss)	43,187	(454,508)	(579,399)
Interest expense	60,034	64,631	88,630
Amortization of deferred financing costs	1,360	1,360	1,845
Gain on early extinguishment of debt	—	(7,538)	—
Loss on derivative instruments	8,277	12,672	10,119
Other (income) expense	(138)	1,394	(59)

Loss from continuing operations before income taxes	(26,346)	(527,027)	(679,934)
Income tax expense (benefit)	(155)	342	(21,139)

Loss from continuing operations	(26,191)	(527,369)	(658,795)
Loss from discontinued operations, net of income taxes	(449)	(3,243)	(14,511)

Net loss	$(26,640)	$(530,612)	$(673,306)
Net loss attributable to noncontrolling interest	$596	$510	$—

Net loss attributable to GateHouse Media	$(26,044)	$(530,102)	$(673,306)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.44)	$(9.18)	$(11.55)
Net loss attributable to GateHouse Media	$(0.45)	$(9.24)	$(11.80)
Dividends declared per share	$—	$—	$0.20

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary	Total
	Shares	Amount				Shares	Amount
Balance at December 31, 2007	57,947,073	$568	$822,025	$(49,962)	$(318,407)	55,778	$(236)	$—	$453,988
Comprehensive loss:
Net loss	—	—	—	—	(673,306)	—	—	—	(673,306)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(373)	—	—	—	—	(373)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,269)	—	—	—	—	(1,269)

Comprehensive loss									(674,948)
Restricted share grants	266,795	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	3,555	—	—	—	—	—	3,555
Purchase of treasury stock	—	—	—	—	—	137,397	(67)	—	(67)
Common stock cash dividends	—	—	—	—	(11,606)	—	—	—	(11,606)

Balance at December 31, 2008	58,213,868	$568	$825,580	$(51,604)	$(1,003,319)	193,175	$(303)	$—	$(229,078)

Comprehensive loss:
Net loss	—	—	—	—	(530,102)	—	—	(510)	(530,612)
Gain on derivative instruments, net of income taxes of $0	—	—	—	3,107	—	—	—	—	3,107
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(419)	—	—	—	—	(419)

Comprehensive loss									(527,924)
Restricted share grants	100,000	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	3,429	—	—	—	—	—	3,429
Purchase of treasury stock	—	—	—	—	—	16,684	(3)	—	(3)

Balance at December 31, 2009	58,313,868	$568	$829,009	$(48,916)	$(1,533,421)	209,859	$(306)	$(510)	$(753,576)

Comprehensive loss:
Net loss	—	—	—	—	(26,044)	—	—	(596)	(26,640)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(12,691)	—	—	—	—	(12,691)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,007)	—	—	—	—	(1,007)

Comprehensive loss									(40,338)
Non-cash compensation expense	—	—	1,715	—	—	—	—	—	1,715
Stock Issued by non wholly owned subsidiary	—	—	63	—	—	—	—	19	82
Purchase of treasury stock	—	—	—	—	—	25,402	(4)	—	(4)

Balance at December 31, 2010	58,313,868	$568	$830,787	$(62,614)	$(1,559,465)	235,261	$(310)	$(1,087)	$(792,121)

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows from operating activities:
Net loss	$(26,640)	$(530,612)	$(673,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,122	55,821	71,573
Amortization of deferred financing costs	1,360	1,360	1,845
Loss on derivative instruments	8,277	12,672	10,119
Non-cash compensation expense	1,715	3,429	3,555
Deferred income taxes	—	—	(21,348)
(Gain) loss on sale of assets	1,540	(418)	337
Gain on early extinguishment of debt	—	(7,538)	—
Pension and other postretirement benefit obligations	(1,401)	(782)	(1,499)
Non-cash interest expense	—	—	618
Impairment of long-lived assets	834	208,794	132,856
Goodwill and mastheads impairment	—	275,310	496,309
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	6,157	7,120	11,197
Inventory	(682)	3,704	(1,697)
Prepaid expenses	(5,378)	(596)	274
Other assets	107	(2,764)	(5,987)
Accounts payable	(170)	(14,303)	6,663
Accrued expenses	(1,631)	(3,001)	(7,033)
Accrued interest	(430)	(4,660)	(2,052)
Deferred revenue	(478)	(463)	(1,349)
Other long-term liabilities	(2,664)	717	(766)

Net cash provided by operating activities	26,638	3,790	20,309

Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,780)	(2,476)	(9,704)
Proceeds from sale of publications and other assets	4,156	11,151	48,938
Acquisition of The Copley Press, Inc. Newspapers, net of cash acquired	—	—	(11)
Other acquisitions, net of cash acquired	—	(275)	(27,548)

Net cash (used in) provided by investing activities	(624)	8,400	11,675

Cash flows from financing activities:
Payment of debt issuance costs	—	—	(7)
Borrowings under short-term debt	—	—	19,505
Repayments under short-term debt	(8,000)	(9,000)	(3,600)
Repayments under short-term note payable	—	(4,000)	(18,947)
Repayments under current portion of long-term debt	(2,513)	—	—
Borrowings under revolving credit facility	—	—	39,700
Repayments under revolving credit facility	—	—	(50,700)
Purchase of treasury stock	(4)	(3)	(67)
Payment of dividends	—	—	(34,731)
Stock issued by non wholly owned subsidiary	7	—	—
Issuance of subsidiary preferred stock	—	—	11,500
Repurchase of subsidiary preferred stock	(11,500)	—	—
Payment of subsidiary preferred stock issuance costs	—	—	(186)

Net cash used in financing activities	(22,010)	(13,003)	(37,533)

Net increase (decrease) in cash and cash equivalents	4,004	(813)	(5,549)
Cash and cash equivalents at beginning of period	5,734	6,547	12,096

Cash and cash equivalents at end of period	$9,738	$5,734	$6,547

Supplemental disclosures on cash flow information:
Cash interest paid	$59,317	$67,950	$89,677
Cash income taxes paid	80	487	115

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

GateHouse Media, Inc. (“GateHouse”), formerly Liberty Group Publishing, Inc. (“LGP”), and its subsidiaries is a leading U.S. publisher of local newspapers and related publications that are generally the dominant source of local news and print advertising in their markets. As of December 31, 2010, the Company (as defined below) owned and operated 442 publications located in 21 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local advertising, rather than national advertising which the Company believes is generally more sensitive to economic conditions. The Company currently operates in a single reportable segment as its publications have similar economic characteristics, products, customers and distribution.

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

(c)	Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. While these trends are stabilizing, it has eliminated the availability to the Company of additional borrowings under our 2007 Credit Facility. As a result, the Company previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide the financial resources necessary to invest in the business and ensure its future success and provide sufficient cash flow to enable its to meet our commitments for the next year.

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

(e) Fiscal Year

The Company’s fiscal year end is December 31, 2010. Subsidiaries of the Company which operate the publications acquired from CP Media, Copley Press, Inc. and Gannett Co., Inc., each have a fiscal year which ends on the Sunday closest to December 31 which was December 26 in 2010. These subsidiaries’ 2011 fiscal year will encompass 53 weeks.

On January 3, 2011, the Board of Directors of the Company approved a change to the Company’s fiscal year, which previously ended on December 31 of each year, to a 52 week operating year ending on the Sunday closest to December 31. The change is effective beginning with the Company’s 2011 fiscal year, which will end on January 1, 2012. Because the change in the Company’s fiscal year represents only a one day difference, a transition period report will not be required.

(f) Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

(g) Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

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

No goodwill or masthead impairment charges were recorded during the year ended December 31, 2010.

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

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”). The Company assesses the recoverability of its long-lived assets, including property, plant, and equipment and definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Impairment indicators include significant under performance relative to historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates. If the carrying value of the assets exceeds the undiscounted cash flows, the asset would be deemed to be impaired. Impairment would be measured as the difference between the fair value of the asset and its carrying value.

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

The Company has determined that more likely than not its existing deferred tax assets will not be realized, and accordingly has provided a valuation allowance. Any changes in the scheduled reversals of deferred taxes may require an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance could result in an increase or decrease in income tax expense in the period of adjustment.

The Company accounts for uncertain tax positions under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), now codified as ASC 740. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in tax expense.

(l) Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt as disclosed in Note 9.

The Company accounts for derivative instruments in accordance with guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). These standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity or net earnings depending on whether the derivative instruments qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

(m) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(n) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the estimated remaining term of the related debt.

(o) Advertising

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses of $3,549, $4,397 and $4,951 during the years ended December 31, 2010, 2009, and 2008, respectively.

(p) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(q) Stock-based Employee Compensation

FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates.

(r) Pension and Postretirement Liabilities

FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”) requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in the statement of stockholders’ equity. During the years ended December 31, 2010, 2009 and 2008 a total of $(1,007), $(419) and $(1,269) net of taxes of $0, $0 and $0, respectively, was recognized in other comprehensive income (see Note 14).

(s) Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

(t) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the 2010 presentation.

(u) Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance as Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). This guidance requires new disclosures only, and did not have an impact on the Company’s Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $1,715, $3,429 and $3,555, during the years ended December 31, 2010, 2009 and 2008, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 31, 2010 was $533, which is expected to be recognized over a weighted-average period of 1.1 years through April 2013.

(a) Restricted Share Grants (“RSGs”)

Prior to the Company’s IPO in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the years ended December 31, 2010, 2009 and 2008 the Company recognized $1,715, $3,429 and $3,555 respectively in share-based compensation expense related to RSGs.

As of December 31, 2010 and 2009, there were 299,560 and 570,696 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $8.89 and $10.01, respectively. As of December 31, 2010, the aggregate intrinsic value of unvested RSGs was $30. As of December 31, 2010, the aggregate fair value of vested RSGs was $26.

RSG activity was as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	570,696	$10.01	868,492	$12.54	1,035,480	$13.87
Granted	—	—	100,000	0.06	266,795	7.45
Vested	(264,403)	11.29	(392,571)	13.03	(317,767)	13.27
Forfeited	(6,733)	9.75	(5,225)	13.13	(116,016)	14.60

Unvested at end of year	299,560	$8.89	570,696	$10.01	868,492	$12.54

ASC 718 requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures will be reassessed in subsequent periods and the estimate may change based on new facts and circumstances.

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

(4) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve operations. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within the region. All costs related to these programs, which primarily reflect involuntary severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the years ended December 31, 2010 and 2009 is outlined below.

	Severance and Related Costs	Other Costs(1)	Total
Balance at December 31, 2008	$616	$56	$672
Restructuring provision included in Integration and Reorganization(2)	1,537	419	1,956
Reversals of prior accruals included in Integration and Reorganization	(55)	—	(55)
Cash payments	(1,853)	(455)	(2,308)

Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in Integration and Reorganization(2)	1,189	1,288	2,477
Cash payments	(1,200)	(1,307)	(2,507)

Balance at December 31, 2010	$234	$1	$235

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the years ended December 31, 2010 and 2009.

	Years Ended
	2010	2009
Severance and related costs(2)	$1,189	$1,537
Reversals of prior accruals	—	(55)
Other costs(1)(2)	1,288	419
Cash payments	(2,507)	(2,308)

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

As of December 31, 2010, the accrued restructuring balance related to acquisitions was $0.

(5) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 31,
	2010	2009
Land	$19,892	$20,004
Buildings and improvements	90,081	89,739
Machinery and equipment	124,017	124,029
Furniture, fixtures, and computer software	18,628	18,131
Construction in progress	1,414	1,162

	254,032	253,065
Less: accumulated depreciation and amortization	(101,739)	(81,493)

Total	$152,293	$171,572

Depreciation expense during the years ended December 31, 2010, 2009, and 2008 was $21,594, $24,681 and $27,150, respectively.

(6) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,833	$1,137
Advertiser relationships	286,478	116,618	169,860
Customer relationships	8,940	2,296	6,644
Subscriber relationships	83,158	29,987	53,171
Trade name	5,493	2,105	3,388
Publication rights	345	88	257

Total	$389,384	$154,927	$234,457

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,065	$1,905
Advertiser relationships	286,601	99,061	187,540
Customer relationships	8,940	1,646	7,294
Subscriber relationships	83,217	25,079	58,138
Trade name	5,493	1,556	3,937
Publication rights	345	65	280

Total	$389,566	$130,472	$259,094

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,637

Total	$50,980

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $24,524, $31,068 and $42,763, respectively. Estimated future amortization expense as of December 31, 2010, is as follows:

For the year ending December 31:
2011	$24,400
2012	24,092
2013	23,809
2014	23,764
2015	23,730
Thereafter	114,662

Total	$234,457

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

Balance at January 1, 2009	$261,332
Goodwill impairment on discontinued operations	(488)
Purchase and sale accounting adjustments	(527)
Goodwill impairment	(245,974)

Balance at December 31, 2009	$14,343

Balance at December 31, 2010	$14,343

As of December 31, 2010 and 2009, goodwill in the amount of $608,668 was deductible for income tax purposes.

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

As of December 31, 2008, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. While this method was consistent with the June 30, 2008 and December 31, 2007 impairment analysis, revenue declines, increased volatility of operating performance, decreased transactions multiples and declines in general economic conditions during the second half of the year resulted in a reduction of the Company’s estimated fair value between June 30, 2008 and December 31, 2008. The Company recorded an impairment charge related to goodwill of $125,894 and a newspaper masthead impairment charge of $29,840 in the fourth quarter of 2008 based on this comparison of reporting unit carrying value to fair value.

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

As of September 30, 2010 and December 31, 2010 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2010 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(7) Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2010	2009
Accrued payroll	$2,788	$4,071
Accrued bonus	4,560	3,436
Accrued vacation	2,583	2,769
Accrued insurance	6,308	5,855
Accrued newsprint	370	285
Accrued other	10,157	12,182

	$26,766	$28,598

(8) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 31, 2010 are as follows:

For the year ending December 31:
2011	$3,978
2012	3,749
2013	3,569
2014	3,368
2015	2,398
Thereafter	3,845

Total minimum lease payments	$20,907

Rental expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was $5,297, $5,631 and $5,434, respectively.

(9) Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirectly wholly owned subsidiary of GateHouse Media, GateHouse Media Holdco, Inc. (“Holdco”), an indirectly wholly-owned subsidiary of GateHouse Media, and certain of their subsidiaries entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank as administrative agent.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at December 31, 2010 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the borrowers entered into the First Amendment to amend the 2007 Credit Facility (the “First Amendment”). The First Amendment provided an incremental term loan facility under the 2007 Credit

Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrowers, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of December 31, 2010, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

As previously noted, the First Amendment also modified the interest rates applicable to the term loans under the 2007 Credit Facility. Term loans thereunder accrue interest at a rate per annum equal to, at the option of the Borrower, (a) adjusted LIBOR plus a margin equal to 2.00% or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin equal to 1.00%. The terms of the previously outstanding borrowings were also modified to include a 1.00% prepayment premium corresponding to the prepayment premium applicable to the First Amendment term loans and a corresponding “most favored nation” interest provision.

Second Amendment to 2007 Credit Facility

On February 3, 2009, the Company entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default (each as described in the 2007 Credit Facility) under the 2007 Credit Agreement has occurred and is continuing or would result from such repurchases, (b) the sum of Unrestricted Cash and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20,000; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and the Company cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made. No debt repurchases were made during the year ended December 31, 2010.

The Second Amendment also reduces the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40,000 to $20,000; (b) for the letter of credit subfacility, from $15,000 to $5,000; and (c) for the swingline loan subfacility, from $10,000 to $5,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied. At December 31, 2010, Holdco was not able to incur additional debt under the 2007 Credit Facility.

In conjunction with the Second Amendment, the Company incurred and expensed approximately $550 of fees. The existing unamortized deferred financing fees that should be written off, in accordance with FASB ASC

Topic 855, “Debt”, as a result of the decrease in borrowing capacity were not significant. The Company determined that the approximate net impact of $400 was immaterial and as a result the Company expensed the $550 of new fees and continues to amortize the existing deferred financing fees.

As required by the 2007 Credit Facility, as amended, on March 5, 2010, the Company made a principal payment of $2,513, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2009. As of December 31, 2010, a total of $1,192,487 was outstanding under the 2007 Credit Facility; of which $668,591 was outstanding under the term loan facility, $249,474 was outstanding under the delayed draw term loan facility, $274,422 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility. Following the filing of this Annual Report (Form 10-K) on March 1, 2011 the Company is expected to make a principal payment of $11,249, which represents 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2010, as required by the 2007 Credit Facility, as amended. This amount has been classified as current portion of long-term debt in the accompanying Consolidated Balance Sheet at December 31, 2010.

Note Payable

In connection with the acquisition of certain newspapers from Morris Publishing Group (“Morris”), the Company committed to pay a portion of the purchase price under a $10,000 promissory note. During 2008, this note was amended to include the working capital settlement related to the acquisition. On May 1, 2009, the Company entered into a second amendment to the promissory note with Morris, which required monthly payments of interest only from January through December of 2009. On September 25, 2009, the Company entered into an accommodation agreement and release with Morris, which extinguished the promissory note in exchange for a payment of $4,000. For the year ended December 31, 2009, the Company recognized a gain on early extinguishment of this debt in the amount of $7,538.

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

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of the Company. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. On December 7, 2010, FIF III exercised its right to require the Company to purchase its Macomb preferred stock. During the five-year period following the full repayment by the Company of its 2008 Bridge Facility, which repayment occurred in the second quarter of 2010, FIF III had the right to require the Company to purchase the preferred stock. The Company paid the purchase price of $14,144 on December 8, 2010, which represented the sum of original purchase price of $11,500 paid by FIF III for the Macomb preferred stock and accrued but unpaid dividends of $2,644. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.6% of the Company’s outstanding Common Stock.

Compliance with Covenants

As of December 31, 2010, the Company was in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt and do not expect to be able to do so in the foreseeable future.

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, was approximately $761,000.

Payment Schedule

As of December 31, 2010, scheduled principal payments of outstanding debt are as follows:

2011	11,249
2012	—
2013	—
2014	1,181,238

$1,192,487
Less: Short-Term Debt	11,249

Long-Term Debt	$1,181,238

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

Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$65,490	Derivative Instruments	$44,522

Total derivatives		$65,490		$44,522

The Effect of Derivative Instruments on the Statement of Operations

for the Years Ended December 31, 2010 and 2009

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Interest rate swaps	Loss on derivative instruments	$(8,277)	$(12,672)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$(20,801)	$(10,563)	Interest income/ (expense)	$(38,209)	$(45,116)	Other income/ (expense)	$(167)	$998

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the year ended December 31, 2010, $4,047 was amortized and recognized through earnings. The estimated amount, net of taxes, to be reclassified into earnings during the twelve months ending December 31, 2011 is $(2,090).

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the year ended December 31, 2010, $4,063 was amortized and recognized through earnings. The estimated amount, net of taxes, to be reclassified into earnings during the next six months is $1,262.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the year ended December 31, 2010, the fair value of the swap decreased by $3,403, net, of which $0 was recognized through earnings and $3,403 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the year ended December 31, 2010, the fair value of the swap decreased by $8,309, net, of which $14 was recognized through earnings and $8,295 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the year ended December 31, 2010, the fair value of the swap decreased by $6,749, net, of which $0 was recognized through earnings and $6,749 was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the year ended December 31, 2010, the fair value of the swap decreased by $2,507, net, of which $153 was recognized through earnings and a $2,354 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive income as of December 31, 2010 and 2009 was $61,070 and $48,379, respectively.

(11) Income Taxes

Income tax expense (benefit) for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. Federal	$—	$—	$—
State and local	(155)	—	(155)

	$(155)	—	$(155)

Year ended December 31, 2009:
U.S. Federal	$—	$—	$—
State and local	342	—	342

	$342	—	342

Year ended December 31, 2008:
U.S. Federal	$—	$(17,077)	$(17,077)
State and local	209	(4,271)	(4,062)

	$209	$(21,348)	$(21,139)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Computed “expected” tax benefit	$(8,755)	$(179,008)	$(232,227)
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	—	—	(2,772)
Nondeductible meals and entertainment	82	75	142
Return to provision adjustment	(60)	(155)	21
Impairment of Non-Deductible Goodwill	—	26,710	61,114
Change in valuation allowance	7,755	152,476	151,745
Increase (decrease) to provision for unrecognized tax benefits	(155)	342	209
Preferred stock dividend	899	—	—
Other	79	(98)	629

	$(155)	$342	$(21,139)

During the year ended December 31, 2010, the income tax expense, net of income tax valuation allowance related to discontinued operations, was $0.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,276	$1,789
Inventory capitalization	3,026	2,760
Accrued expenses	12,124	11,416
Derivative instruments	25,613	17,403
Pension and other postretirement benefit obligation	5,711	5,481
Long-lived and intangible assets, principally due to differences in depreciation and amortization	208,250	233,107
Net operating losses	174,247	147,311

Gross deferred tax assets	430,247	419,267
Less valuation allowance	(430,247)	(419,267)

Net deferred tax assets	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the realizability of the Company’s deferred tax assets management considers the reversal of deferred tax liabilities which are scheduled to reverse during the carryforward period and tax planning strategies.

During the year ended December 31, 2008, the valuation allowance increased by $178,032, of which $178,309 was charged to earnings, $915 reduction was related to purchase accounting adjustments and $638 was recorded through accumulated other comprehensive income. During the year ended December 31, 2009, the valuation allowance increased by $175,813, of which $176,865 was charged to earnings and a $1,052 reduction was recorded through accumulated other comprehensive income. During the year ended December 31, 2010, the valuation allowance increased by $10,980, of which $5,617 was charged to earnings and $5,363 was recorded through accumulated other comprehensive income.

At December 31, 2010, the Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $457,967, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates from 2018 through 2030. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

At December 31, 2010, the Company had uncertain tax positions of $4,913 which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions in 2010.

A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended December 31, 2010 and 2009 are as follows:

Balance as of January 1, 2009	$4,726
Increases based on tax positions prior to 2009	218
Increases based on tax positions in 2009	124

Uncertain tax positions as of December 31, 2009	$5,068
Decreases based on tax positions prior to 2010	(265)
Increases based on tax positions in 2010	110

Uncertain tax positions as of December 31, 2010	$4,913

The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2007 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

(12) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Numerator for earnings per share calculation:
Loss from continuing operations attributable to GateHouse Media	$(25,595)	$(526,859)	$(658,795)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	(449)	(3,243)	(14,511)

Net loss attributable to GateHouse Media	$(26,044)	$(530,102)	$(673,306)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	57,723,353	57,412,401	57,058,454
Dilutive securities, including restricted share grants	—	—	—

Diluted weighted average shares outstanding	57,723,353	57,412,401	57,058,454
Loss per share—basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.44)	$(9.18)	$(11.55)
Income (loss) from discontinued operations, attributable to GateHouse Media, net of taxes	(0.01)	(0.06)	(0.25)

Net loss attributable to GateHouse Media	$(0.45)	$(9.24)	$(11.80)

During the years ended December 31, 2010 and 2009, 299,560 and 570,696 RSGs, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

(13) Employee Benefit Plans

The Company maintains a GateHouse Media, Inc. defined contribution plan (the “Defined Plan”) designed to conform to IRS rules for 401(k) plans for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. Employees can contribute amounts up to 100% of their eligible gross wages to the plan, subject to IRS limitations. The Company implemented a Company wide matching contribution on January 1, 2008 and discontinued offering such matching contribution across the Company on January 1, 2009. The Company now only offers a matching contribution to certain groups of the Company’s employees. The Company’s current match ranges from 50% to 100% of a specified portion of employee contribution, which specified portion ranges from 1% to 6% of eligible gross wages. During the years ended December 31, 2010 and 2009, when the Company did not offer a matching contribution across the entire Company, the Company’s matching contributions to the plan were $102 and $107, respectively. During the year ended December 31, 2008, when the Company offered a matching contribution across the entire Company, the Company’s matching contribution to the plan was $3,060.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Publishers Plan for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Executive Benefit Plan for the years ended December 31, 2010, 2009 and 2008, respectively.

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

(14) Pension and Postretirement Benefits

As a result of the Enterprise and Copley Press, Inc. acquisitions, the Company maintains a pension plan and postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The Company assumed a post retirement medical and life insurance plan as part of the acquisition of newspapers from Copley. An actuarial valuation of the plan obligation had not been performed and the Company estimated a $460 obligation in accrued liabilities for this plan as of December 31, 2007. During the first quarter of 2008, an actuarial valuation was performed and a benefit obligation of $2,217 was recorded, $2,037 of which was recognized through a purchase accounting adjustment.

The Enterprise News Media, LLC pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008 the medical and life insurance benefits were frozen and the plan was amended to limit future benefits to a select group of active employees under the Enterprise postretirement medical and life insurance plan. A curtailment gain in the amount of $0 and $297 was recognized related to the postretirement medical and life insurance plan during the years ended December 31, 2010 and 2009, respectively.

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 31, 2010 and 2009, for the years ended December 31, 2010 and 2009.

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Change in projected benefit obligation:
Benefit obligation at beginning of period	$21,978	$6,292	$20,679	$6,705
Service cost	200	46	217	84
Interest cost	1,228	323	1,263	376
Actuarial (gain) loss	1,265	61	1,440	236
Benefits and expenses paid	(1,529)	(302)	(1,621)	(352)
Participant contributions	—	20	—	22
Plan change	—	—	—	(97)
Employer implicit subsidy fulfilled	—	(27)	—	—
Curtailments	—	—	—	(682)

Projected benefit obligation at end of period	$23,142	$6,413	$21,978	$6,292

Change in plan assets:
Fair value of plan assets at beginning of period	$15,389	$—	$14,066	$—
Actual return on plan assets	1,871	—	2,246	—
Employer contributions	1,370	282	698	330
Employer implicit subsidy contribution	—	27	—	—
Participant contributions	—	20	—	22
Employer implicit subsidy fulfilled	—	(27)	—	—
Benefits paid	(1,301)	(302)	(1,434)	(352)
Expenses paid	(228)	—	(187)	—

Fair value of plan assets at end of period	$17,101	$—	$15,389	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(23,142)	$(6,413)	$(21,978)	$(6,292)
Fair value of assets at end of period	17,101	—	15,389	—
Funded status	(6,041)	(6,413)	(6,589)	(6,292)
Unrecognized prior service cost	—	(2,731)	—	(2,895)
Unrecognized actuarial (gain) loss	3,972	303	3,496	(64)

Net accrued benefit cost	$(2,069)	$(8,841)	$(3,093)	$(9,251)

Balance sheet presentation:
Accrued liabilities	$—	$389	$—	$449
Pension and other postretirement benefit obligations	6,041	6,024	6,589	5,843
Accumulated other comprehensive income	(3,972)	2,428	(3,496)	2,959

Net accrued benefit cost	$2,069	$8,841	$3,093	$9,251

Components of net periodic benefit cost:
Service cost	$200	$46	$217	$84
Interest cost	1,228	323	1,263	376
Expected return on plan assets	(1,206)	—	(1,101)	—
Amortization of prior service cost	—	(457)	—	(444)
Amortization of unrecognized (gain) loss	125	(13)	127	(54)

Net periodic benefit cost	$347	$(101)	$506	$(38)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$600	$61	$295	$236
Prior service cost (credit)	—	—	—	(97)
Amortization of net actuarial (loss) gain	(125)	13	(127)	54
Amortization of prior service (cost) credit	—	457	—	444
Other adjustment	—	—	—	(386)

Total recognized in other comprehensive income	$475	$531	$168	$251

Comparison of obligations to plan assets:
Projected benefit obligation	$23,142	$6,413	$21,978	$6,292
Accumulated benefit obligation	23,142	6,413	21,978	6,292
Fair value of plan assets	17,101	—	15,389	—

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Weighted average discount rate	5.7%	5.3%	5.7%	5.6%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	8.0%	—	8.0%	—
Current year trend	—	9.0%	—	9.5%
Ultimate year trend	—	5.0%	—	5.0%
Year of ultimate trend	—	2019	—	2019

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and post retirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 31, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
Weighted average discount rate	5.7%	5.6%	6.2%	6.2%
Rate of increase in future compensation levels	—	—	3.0%	—
Expected return on assets	8.0%	—	8.0%	—
Current year trend	—	9.5%	—	8.8%
Ultimate year trend	—	5.0%	—	5.3%
Year of ultimate trend	—	2020	—	2018

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

Postretirement
Year Ended December 31, 2010
Effect of 1% increase in health care cost trend rates
APBO	$6,853
Dollar change	$440
Percent change	6.4%
Effect of 1% decrease in health care cost trend rates
APBO	$6,043
Dollar change	$(370)
Percent change	(6.1)%

Fair Value of plan assets are measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. The pension plan’s assets by asset category are as follows:

	December 31, 2010		December 31, 2009
	Dollar	Percent	Dollar	Percent
Equity funds	$11,853	70%	$10,493	69%
Debt funds	4,197	24%	4,695	30%
Cash	716	4%	—	0%
Other	335	2%	201	1%

Total	$17,101	100%	$15,389	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2011	$1,402	$399
2012	1,457	401
2013	1,487	413
2014	1,484	400
2015	1,529	390
2016-2020	7,942	1,693
Employer contribution expected to be paid during the year ending December 31, 2011	$1,369	$399

The postretirement plans are not funded.

The aggregate amount of net actuarial loss and prior service cost related to the Company’s pension and post retirement plans recognized in other comprehensive income as of December 31, 2010 was $1,544.

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

As of December 31, 2010 and 2009, a total of 194,560 and 304,030 RSGs were outstanding under the Plan, respectively.

(16) Assets Held for Sale

As of December 31, 2010 and 2009, the Company intended to dispose of various assets which are classified as held for sale on the consolidated balance sheet in accordance with ASC 360. The following table summarizes the major classes of assets and liabilities held for sale at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Long-term assets held for sale:
Property, plant and equipment, net	$974	$1,428

Total long-term assets held for sale	$974	$1,428

These assets are real property and no publication related assets are included.

During the year ended December 31, 2010 the Company recorded an impairment charge in the amount of $545 related to property, plant and equipment which were classified as held for sale. No such impairment charges were recorded during the year ended December 31, 2009.

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

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
Liabilities
Derivatives as of December 31, 2009(1)	$—	$—	$44,522	$44,522	Income
Derivatives as of December 31, 2010(1)	—	—	65,490	65,490	Income

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for year ended December 31, 2010:

Derivative Liabilities
Balance as of December 31, 2009	$44,522
Total (gains) losses, net:
Included in earnings (or changes in net assets)	167
Included in other comprehensive income	20,801

Balance as of December 31, 2010	$65,490

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

During the quarter ended December 31, 2010 the Company recorded an impairment charge in the amount of $545 related to property, plant and equipment which were classified as held for sale. The Company used assessment and current market data, Level 2 inputs, to determine the fair value as of December 31, 2010.

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

(18) Commitments and Contingencies

The Company becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including with respect to such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging employment discrimination. In addition, the Company is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage maintained by the Company mitigates potential loss for certain of these matters. Historically, such claims and proceedings have not had a material effect upon the Company’s condensed consolidated results of operations or financial condition. While the Company is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of the Company’s management that it is a remote possibility that the disposition of these matters would have a material adverse effect upon the Company’s condensed consolidated results of operations, financial condition or cash flow.

Restricted cash at December 31, 2010 and 2009 consists of certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,182 and $5,265, respectively. These amounts are used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

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

As of December 31, 2010, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $125,735 of the $1,192,487 2007 Credit Facility as of December 31, 2010. These amounts were purchased on arms’ length terms in secondary market transactions.

On August 21, 2008, FIF III purchased an aggregate of $11,500 in 10% cumulative preferred stock of GateHouse Media Macomb. The preferred stock was issued on August 21, 2008. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11,500 cash investment in Holdco non-voting 10% cumulative preferred stock. On December 7, 2010, FIF III exercised its right to require the Company to purchase its Macomb preferred stock. During the five-year period following the full repayment by the Company of its 2008 Bridge Facility, which repayment occurred in the second quarter of 2010, FIF III had the right to require the Company to purchase the preferred stock. The Company paid the purchase price of $14,144 on December 8, 2010, which represented the sum of original purchase price of $11,500 paid by FIF III for the Macomb preferred stock and accrued but unpaid dividends of $2,644.

On October 24, 2006, the Company entered into an Investor Rights Agreement with FIF III. The Investor Rights Agreement provides FIF III with certain rights with respect to the nomination of directors to the Company’s board of directors as well as registration rights for securities of the Company owned by Fortress.

The Investor Rights Agreement requires the Company to take all necessary or desirable action within its control to elect to its board of directors so long as Fortress beneficially owns (i) more than 50% of the voting power of the Company, four directors nominated by FIG Advisors LLC, an affiliate of Fortress (“FIG Advisors”), or such other party nominated by Fortress; (ii) between 25% and 50% of the voting power of the Company, three directors nominated by FIG Advisors; (iii) between 10% and 25% of the voting power of the Company, two directors nominated by FIG Advisors; and (iv) between 5% and 10% of the voting power of the Company, one director nominated by FIG Advisors. In the event that any designee of FIG Advisors shall for any reason cease to serve as a member of the board of directors during his term of office, FIG Advisors will be entitled to nominate an individual to fill the resulting vacancy on the board of directors. The Company is also to take all necessary or desirable action to limit the overall size of the Company’s board of directors to not more than seven directors.

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

(20) Discontinued Operations

During the year ended December 31, 2009, the Company completed its sale of four publications in Iowa for an aggregate sale price of $2,000. As a result, an impairment loss of $1,792 is included in loss from discontinued operations on the Statement of Operations for this period. Also during the year ended December 31, 2009, the Company discontinued publications in Kansas, Minnesota, Missouri, and an on-line only publication in Kansas resulting in an impairment loss of $551, $179, $144, and $38, respectively, included in loss from discontinued operations on the Statement of Operations for this period. The net revenue during the year ended December 31, 2009 for the aforementioned discontinued operations was $1,271. Loss, net of income taxes of $0, during the year ended December 31, 2009 for the aforementioned discontinued operations was $3,243.

During the year ended December 31, 2010, the Company discontinued a publication in New York. An impairment loss of $404 is included in discontinued operations on the Statement of Operations for this period for the aforementioned discontinued operation and previously sold and discontinued operations. The net revenue during the year ended December 31, 2010 for the aforementioned discontinued operation and previously discontinued operations was $91. Loss, net of income taxes of $0, during the year ended December 31, 2010 for the aforementioned discontinued operations and previously discontinued operations was $449.

(21) Quarterly Results (unaudited)

	Quarter Ended March 31(a)	Quarter Ended June 30(a),(b)	Quarter Ended September 30(a)	Quarter Ended December 31(a)
Year Ended December 31, 2010
Revenues	$133,103	$144,216	$137,907	$143,362
Operating income	745	12,792	12,037	17,613
Income (loss) before income taxes	(17,291)	(5,162)	(5,287)	1,394
Net income (loss)	(17,320)	(5,225)	(4,881)	1,382
Basic income (loss) per share	$(0.30)	$(0.09)	$(0.08)	$0.02
Diluted income (loss) per share	$(0.30)	$(0.09)	$(0.08)	$0.02
Year Ended December 31, 2009
Revenues	$138,506	$151,307	$144,817	$150,163
Impairment loss	—	(481,399)	—	—
Operating income (loss)	(9,933)	(474,814)	14,086	16,153
Loss before income taxes	(30,947)	(494,552)	2,215	(3,743)
Net income (loss)	(31,777)	(496,388)	2,163	(4,100)
Basic income (loss) per share	$(0.55)	$(8.64)	$0.04	$(0.07)
Diluted income (loss) per share	$(0.55)	$(8.64)	$0.04	$(0.07)

(a)	Certain amounts differ from those previously reported on Forms 10-Q and 10-K due to the reclassification of discontinued operations as described in Note 20 to the consolidated Financial Statements.
(b)	Impairment charges recorded in the second quarter of 2009 are included above due to their size and unusual nature.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive office) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 31, 2010, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as one is not required pursuant to the provisions of the Dodd–Frank Wall Street Reform and Consumer Protection Act.

Item 9B.	Other Information

(a) On March 1, 2011, awards of annual cash bonuses to certain GateHouse Media, Inc. executive officers were declared, as set forth below. It is anticipated that such bonuses will be paid out late in the first half of 2011.

Executive Officer	Cash Bonus
Michael R. Reed Chief Executive Officer	$750,000

Melinda A. Janik Senior Vice President and Chief Financial Officer	$160,000

Polly Grunfeld Sack Senior Vice President, Secretary and General Counsel	$140,000

Kirk A. Davis President and Chief Operating Officer	$275,000

Mark Maring Treasurer and Vice President of Investor Relations and Strategic Development	$80,000

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

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2011 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 31, 2010.

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

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2011 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2011 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2010

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,879,135
Equity compensation plans not approved by security holders	—	—	—

Totals	—		1,879,135

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2011 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2011 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

GateHouse Media, Inc.

Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2010	$4,569	$3,624	$—		$(4,933	)(2)	$3,260
Year ended December 31, 2009	$6,024	$5,336	$—		$(6,791	)(2)	$4,569
Year ended December 31, 2008	$3,874	$5,462	$2,302	(1)	$(5,614	)(2)	$6,024
Deferred tax valuation allowance
Year ended December 31, 2010	$419,267	$5,617	$5,363	(3)	$—		$430,247
Year ended December 31, 2009	$243,454	$176,865	$(1,052	)(3)	$—		$419,267
Year ended December 31, 2008	$65,421	$177,395	$638	(3)	$—		$243,454

(1)	The assets acquired in the Company’s directories business included certain accounts receivable which are deemed not collectable and therefore had a fair value of zero and were not recorded in the opening balance sheet. During 2008, the Company in conjunction with a full review of accounts receivables decided to record the gross amount of these additional accounts receivable and an equivalent allowance for doubtful accounts was recorded. Based on this adjustment, there was no change in the fair value of the net assets acquired and no line item of the financial statements was impacted, but for accounting purposes, the accounts receivable and related allowance values were grossed up.
(2)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(3)	Amount is primarily related to the change in derivative value and is recorded in accumulated other comprehensive income.

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser		8-K	2.1	March 1, 2007

2.2	Stock and Asset Purchase Agreement, dated as of March 13, 2007, by and between GateHouse Media Illinois Holdings, Inc., as Buyer, and The Copley Press, Inc., as Seller		8-K	2.1	April 11, 2007

2.3	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.1	May 8, 2007

2.4	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.2	May 8, 2007

2.5	Asset Purchase Agreement, dated June 28, 2007, by and among GateHouse Media, Inc., GateHouse Media West Virginia Holdings, Inc., GateHouse Media Illinois Holdings, Inc., Champion Publishing, Inc. and Champion Industries, Inc.		S-1/A	2.9	July 13, 2007

2.6	Asset Purchase Agreement, dated October 23, 2007, by and among GateHouse Media Operating, Inc., as Buyer, GateHouse Media, Inc., as Buyer guarantor, Morris Communications Company LLC, Morris Publishing Group, LLC, MPG Allegan Property, LLC, Broadcaster Press, Inc., MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as Sellers, and Morris Communications Company, LLC, as Sellers’ guarantor		8-K	2.1	December 3, 2007

3.1	Second Amended and Restated Certificate of Incorporation of GateHouse Media, Inc.		S-1/A	3.1	October 11, 2006

3.2	Amended and Restated By-laws of GateHouse Media, Inc.		8-K	3.2	November 13, 2007

4.1	Form of common stock certificate		S-1/A	4.1	October 11, 2006

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
4.2	Form of Investor Rights Agreement by and among GateHouse Media, Inc. and FIF III Liberty Holdings LLC		S-1/A	4.2	October 11, 2006

*10.1	GateHouse Media, Inc. Omnibus Stock Incentive Plan		S-1/A	10.1	October 11, 2006

*10.2	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (three-year vesting)		10-K	10.2	March 17, 2008

*10.3	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (April 15, 2008 vesting)		10-K	10.3	March 17, 2008

*10.4	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan		S-1	10.2	July 21, 2006

*10.5	Liberty Group Publishing, Inc. Executive Benefit Plan		S-1	10.3	July 21, 2006

*10.6	Liberty Group Publishing, Inc. Executive Deferral Plan		S-1	10.4	July 21, 2006

*10.7	Employment Agreement, dated as of January 3, 2006, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Michael E. Reed		S-1	10.8	July 21, 2006

*10.8	Employment Agreement, dated as of May 1, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Polly G. Sack		S-1	10.12	July 21, 2006

*10.9	Management Stockholder Agreement, dated as of January 29, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Michael E. Reed		S-1	10.13	July 21, 2006

*10.10	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Polly G. Sack		S-1	10.19	July 21, 2006

10.11	Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors		S-1/A	10.6	October 11, 2006

10.12	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc.		8-K	10.1	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
10.13	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.1	March 1, 2007

10.14	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.2	March 1, 2007

10.15	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement		8-K	10.3	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
10.16	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent		8-K	99.1	May 11, 2007

10.17	Underwriting Agreement, dated July 17, 2007, among GateHouse Media, Inc. and Goldman, Sachs & Co., Wachovia Capital Markets, LLC and Morgan Stanley & Co. Incorporated		8-K	1.1	July 18, 2007

10.18	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent		8-K	99.1	February 5, 2009

*10.19	Offer letter dated December 23, 2008, between GateHouse Media, Inc., and Melinda A. Janik		10-K	10.23	March 13, 2009

*10.20	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis.		8-K	10.1	January 9, 2009

*10.21	Offer letter dated February 4, 2008, between GateHouse Media, Inc., and Mark Maring.		10-Q	10.1	November 7, 2008

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated April 13, 2007		8-K/A	16.1	April 13, 2007

21	Subsidiaries of GateHouse Media, Inc.	X

23	Consent of Ernst & Young LLP	X

31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934	X

31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

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

March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS Wesley R. Edens	Chairman of the Board	March 1, 2011

/s/ MICHAEL E. REED Michael E. Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ MELINDA A. JANIK Melinda A. Janik	Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ RICHARD FRIEDMAN Richard Friedman	Director	March 1, 2011

/s/ BURL OSBORNE Burl Osborne	Director	March 1, 2011

/s/ KEVIN M. SHEEHAN Kevin M. Sheehan	Director	March 1, 2011