Form 10-Q
period 2011-03-27
GateHouse Media, Inc.
filed 2011-04-28
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33091

GATEHOUSE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4197635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 WillowBrook Office Park, Fairport, NY	14450
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2011, 58,077,756 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 27, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,242	$9,738
Restricted cash	5,182	5,182
Accounts receivable, net of allowance for doubtful accounts of $3,045 and $3,260 at March 27, 2011 and December 31, 2010, respectively	52,327	61,512
Inventory	7,703	7,731
Prepaid expenses	5,345	10,506
Other current assets	7,539	7,253

Total current assets	91,338	101,922
Property, plant, and equipment, net of accumulated depreciation of $106,081 and $101,739 at March 27, 2011 and December 31, 2010, respectively	147,679	152,293
Goodwill	14,343	14,343
Intangible assets, net of accumulated amortization of $161,051 and $154,927 at March 27, 2011 and December 31, 2010, respectively	264,938	271,061
Deferred financing costs, net	3,994	4,334
Other assets	1,340	1,400
Assets held for sale	944	974

Total assets	$524,576	$546,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$1,228	$1,224
Current portion of long-term debt	—	11,249
Accounts payable	7,791	5,905
Accrued expenses	30,112	26,766
Accrued interest	4,403	2,805
Deferred revenue	27,988	27,348

Total current liabilities	71,522	75,297
Long-term liabilities:
Long-term debt	1,181,238	1,181,238
Long-term liabilities, less current portion	3,263	3,636
Derivative instruments	58,121	65,490
Pension and other postretirement benefit obligations	12,627	12,787

Total liabilities	1,326,771	1,338,448

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at March 27, 2011 and December 31, 2010; 58,313,868 and 58,313,868 shares issued, and 58,077,756 and 58,078,607 outstanding at March 27, 2011 and December 31, 2010, respectively	568	568
Additional paid-in capital	831,043	830,787
Accumulated other comprehensive loss	(54,752)	(62,614)
Accumulated deficit	(1,577,433)	(1,559,465)
Treasury stock, at cost, 236,112 and 235,261 shares at March 27, 2011 and December 31, 2010, respectively	(310)	(310)

Total GateHouse Media stockholders’ deficit	(800,884)	(791,034)
Noncontrolling interest	(1,311)	(1,087)

Total stockholders’ deficit	(802,195)	(792,121)

Total liabilities and stockholders’ deficit	$524,576	$546,327

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 27, 2011	Three months ended March 31, 2010
Revenues:
Advertising	$81,648	$92,415
Circulation	32,169	34,089
Commercial printing and other	6,000	6,599

Total revenues	119,817	133,103
Operating costs and expenses:
Operating costs	72,463	77,036
Selling, general, and administrative	38,153	42,298
Depreciation and amortization	11,057	11,861
Integration and reorganization costs	1,457	897
Loss on sale of assets	348	266

Operating income (loss)	(3,661)	745
Interest expense	13,780	14,908
Amortization of deferred financing costs	340	340
Loss on derivative instrument	379	2,797
Other income	(2)	(9)

Loss from continuing operations before income taxes	(18,158)	(17,291)
Income tax expense	34	158

Loss from continuing operations	(18,192)	(17,449)
Loss from discontinued operations, net of income taxes	—	(24)

Net loss	(18,192)	(17,473)
Net loss attributable to noncontrolling interest	224	153

Net loss attributable to GateHouse Media	$(17,968)	$(17,320)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.31)	$(0.30)
Loss from discontinued operations attributable to GateHouse Media, net of income taxes	—	—

Net loss attributable to GateHouse Media	$(0.31)	$(0.30)

Basic weighted average shares outstanding	57,856,889	57,626,412

Diluted weighted average shares outstanding	57,856,889	57,626,412

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-	Accumulated other comprehensive	Accumulated	Treasury stock		Non- controlling interest in
	Shares	Amount	in capital	loss	deficit	Shares	Amount	subsidiary	Total
Balance at January 1, 2011	58,313,868	$568	$830,787	$(62,614)	$(1,559,465)	235,261	$(310)	$(1,087)	$(792,121)
Comprehensive loss:
Net loss	—	—	—	—	(17,968)	—	—	(224)	(18,192)
Gain on derivative instruments, net of income taxes of $0	—	—	—	7,748	—	—	—	—	7,748
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	114	—	—	—	—	114

Comprehensive loss	—							—	(10,330)
Non-cash compensation expense	—	—	256	—	—	—	—	—	256
Purchase of treasury stock	—	—	—	—	—	851	—	—	—

Balance at March 27, 2011	58,313,868	$568	$831,043	$(54,752)	$(1,577,433)	236,112	$(310)	$(1,311)	$(802,195)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 27, 2011	Three months ended March 31, 2010
Cash flows from operating activities:
Net loss	$(18,192)	$(17,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,057	11,863
Amortization of deferred financing costs	340	340
Loss on derivative instrument	379	2,797
Non-cash compensation expense	256	461
Loss on sale of assets	348	266
Pension and other postretirement benefit obligations	(9)	(142)
Changes in assets and liabilities, net of sales:
Accounts receivable, net	9,185	9,123
Inventory	28	(106)
Prepaid expenses	5,161	876
Other assets	(226)	913
Accounts payable	1,886	1,839
Accrued expenses	3,163	3,082
Accrued interest	1,598	(148)
Deferred revenue	640	1,404
Other long-term liabilities	(373)	(145)

Net cash provided by operating activities	15,241	14,950

Cash flows from investing activities:
Purchases of property, plant, and equipment	(525)	(636)
Proceeds from sale of other assets	37	471

Net cash used in investing activities	(488)	(165)

Cash flows from financing activities:
Repayments under current portion of long-term debt	(11,249)	(2,513)
Repayments under short-term debt	—	(1,500)

Net cash used in financing activities	(11,249)	(4,013)

Net increase in cash and cash equivalents	3,504	10,772
Cash and cash equivalents at beginning of period	9,738	5,734

Cash and cash equivalents at end of period	$13,242	$16,506

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Total comprehensive loss for the three months ended March 27, 2011 and March 31, 2010 was $10,330 and $30,774, respectively.

Prior to 2011, the Company’s fiscal year ended on December 31. Effective January 1, 2011, the Company’s fiscal year changed to a 52 week operating year ending on the Sunday closest to December 31. For the first quarter 2011 a portion of the business had only eighty six days of operations compared to ninety days in the first quarter of 2010.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past several years. While these trends are stabilizing, it has eliminated the availability to the Company of additional borrowings under our 2007 Credit Facility. As a result, the Company previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide the financial resources necessary to invest in the business and ensure its future success and provide sufficient cash flow to enable its to meet its commitments for the next year.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance as Accounting Standards Updated (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update was effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company). The adoption of ASU No. 2010-06 did not have an impact on the Company’s Condensed Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $256 and $461 during the three months ended March 27, 2011 and March 31, 2010, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 27, 2011 was $298, which is expected to be recognized over a weighted average period of 1.4 years through April 2013.

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

As of March 27, 2011 and March 31, 2010, there were 133,424 and 385,915 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.74 and $9.67, respectively. As of March 27, 2011, the aggregate intrinsic value of unvested RSGs was $21. During the three months ended March 27, 2011, the aggregate fair value of vested RSGs was $27.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	299,560	$8.89
Vested	(166,136)	10.62

Unvested at March 27, 2011	133,424	$6.74

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.

(3) Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.

(4) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate its facilities and improve its operations. These initiatives impact all of the Company’s geographic regions and are often impacted by the terms of union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended December 31, 2010 and the three months ended March 27, 2011 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total

Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in integration and reorganization (2)	1,189	1,288	2,477
Cash payments	(1,181)	(1,307)	(2,488)

Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in integration and reorganization (2)	1,443	14	1,457
Cash payments	(425)	(15)	(440)

Balance at March 27, 2011	$1,271	$—	$1,271

(1)	Other costs primarily included costs to consolidate operations.

(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended March 27, 2011 and March 31, 2010.

	Three Months Ended
	March 27, 2011	March 31, 2010
Severance and related costs (2)	$1,443	$399
Other costs (1) (2)	14	504
Cash payments	(440)	(839)

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 27, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,017	$953
Advertiser relationships	286,479	121,021	165,458
Customer relationships	8,940	2,459	6,481
Subscriber relationships	83,158	31,217	51,941
Trade name	5,493	2,243	3,250
Publication rights	345	94	251

Total	$389,385	$161,051	$228,334

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,833	$1,137
Advertiser relationships	286,478	116,618	169,860
Customer relationships	8,940	2,296	6,644
Subscriber relationships	83,158	29,987	53,171
Trade name	5,493	2,105	3,388
Publication rights	345	88	257

Total	$389,384	$154,927	$234,457

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended March 27, 2011 and March 31, 2010 was $6,123 and $6,135, respectively. Estimated future amortization expense as of March 27, 2011 is as follows:

For the years ending the Sunday closest to December 31:
2011	18,277
2012	24,092
2013	23,809
2014	23,764
2015	23,730
Thereafter	114,662

Total	$228,334

The Company’s annual impairment assessment is made on the last day of its second fiscal quarter.

As of March 31, 2010 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2009 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

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

As of September 30, 2010, December 31, 2010, and March 27, 2011 a review of impairment indicators was again performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2010 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(6) Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirect wholly-owned subsidiary of the Company, GateHouse Media Holdco, Inc. (“Holdco”), an indirect wholly-owned subsidiary of the Company, and certain of their subsidiaries (together, the “Borrowers”) entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, (“Wells Fargo Bank”) as administrative agent (the “2007 Credit Facility”).

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at March 27, 2011 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of March 27, 2011, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Agency Amendment to 2007 Credit Facility

On April 1, 2011, the Borrowers entered into an Agency Succession and Amendment Agreement, dated as of March 30, 2011, to the 2007 Credit Facility (the “Agency Amendment”).

Pursuant to the Agency Amendment, among other things, (a) Wells Fargo Bank resigned as administrative agent and (b) Gleacher Products Corp, was appointed as administrative agent. In addition, the Agency Amendment effected certain amendments to the 2007 Credit Facility that provide that (x) the administrative agent need not be a lender under the 2007 Credit Facility and (y) the lenders holding a majority of the outstanding term loans and loan commitments under the 2007 Credit Facility have (i) the right, in their discretion, to remove the administrative agent and (ii) the right to make certain decisions and exercise certain powers under the 2007 Credit Facility that had previously been within the discretion of the administrative agent.

As required by the 2007 Credit Facility, as amended, on March 2, 2011 and March 5, 2010, the Company made principal payments of $11,249 and $2,513, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended December 31, 2010 and 2009, respectively. As of March 27, 2011, a total of $1,181,238 was outstanding under the 2007 Credit Facility; $662,284 was outstanding under the term loan facility, $247,121 was outstanding under the delayed draw term loan facility, $271,833 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $791,000.

Payment Schedule

As of March 27, 2011, scheduled principal payments of outstanding debt are as follows:

2011	—
2012	—
2013	—
2014	1,181,238

$1,181,238

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

Fair Values of Derivative Instruments

	Liability Derivatives
	March 27, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$58,121	Derivative Instruments	$65,490

Total derivatives		$58,121		$65,490

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended March 27, 2011 and March 31, 2010

	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Derivative	2011	2010
Interest rate swaps	Loss on derivative instrument	$(379)	$(2,797)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	(Effective Portion)	2011	2010	Testing)	2011	2010
Interest rate swaps	$7,332	$(16,018)	Interest income/ (expense)	$(7,689)	$(9,966)	Other income/ (expense)	$37	$(80)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three months ended March 27, 2011 $(245) was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $(2,653).

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three months ended March 27, 2011 $662 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next three months is $600.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended March 27, 2011, the fair value of the swap increased by $1,203, of which $0 was recognized through earnings and $1,203 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended March 27, 2011, the fair value of the swap increased by $2,912, of which a decrease of $2 was recognized through earnings and increase of $2,914 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the

Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended March 27, 2011, the fair value of the swap increased by $2,380, of which a decrease of $2 was recognized through earnings and an increase of $2,382 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended March 27, 2011, the fair value of the swap increased by $874, of which $41 was recognized through earnings and $833 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of March 27, 2011 and March 31, 2010 was $53,321 and $61,680, respectively.

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

As of March 27, 2011, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress Investment Group LLC own $124,549 of the $1,181,238 2007 Credit Facility as of March 27, 2011. These amounts were purchased on arms’ length terms in secondary market transactions.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the first three months of 2011, a net increase to the valuation allowance of $3,885 would be necessary to offset additional deferred tax assets. Of this amount, a $6,954 increase was recognized through the income statement and a $3,069 decrease was recognized through accumulated other comprehensive loss.

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

For the three months ended March 27, 2011, the expected federal tax benefit at 34% is $6,174. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $6,040 and the tax effect related to non-deductible expenses of $134.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2007 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of March 27, 2011, and December 31, 2010, the Company had unrecognized tax benefits of approximately $4,947 and $4,913, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending March 27, 2011 and December 31, 2010. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended March 27, 2011 and March 31, 2010.

	Three Months Ended March 27, 2011		Three Months Ended March 31, 2010
	Pension	Postretirement	Pension	Postretirement

Components of net periodic benefit costs:
Service cost	$50	$11	$50	$14
Interest cost	310	76	303	83
Expected return on plan assets	(320)	—	(300)	—
Amortization of prior service cost	—	(114)	—	(118)
Amortization of unrecognized gain	85	—	25	—

Total	$125	$(27)	$78	$(21)

During the three months ended March 27, 2011 and March 31, 2010, the Company recognized a total of $212 and $175 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.25%	5.28%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	9.0%
Ultimate year trend	—	5.0%
Year of ultimate trend	—	2019

(11) Assets Held for Sale

As of March 27, 2011 and December 31, 2010, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at March 27, 2011 and December 31, 2010:

	March 27, 2011	December 31, 2010
Long-term assets held for sale:
Property, plant and equipment, net	$944	$974

Total long-term assets held for sale	$944	$974

These assets are real property and no publication related assets are included.

During the year ended December 31, 2010 the Company recorded an impairment charge in the amount of $545 related to property, plant and equipment which were classified as held for sale. No such impairment charges were recorded during the three months ended March 27, 2011.

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

•	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

•	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following tables provide fair value measurement information for each class of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
Liabilities
Derivatives as of December 31, 2010 (1)	$—	$—	$65,490	$65,490	Income
Derivatives as of March 27, 2011 (1)	—	—	58,121	58,121	Income

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 27, 2011:

Derivative Liabilities
Balance as of December 31, 2010	$65,490
Total (gains) losses, net:
Included in earnings (or changes in net assets)	(37)
Included in other comprehensive income	(7,332)

Balance as of March 27, 2011	$58,121

During the year ended December 31, 2010 the Company recorded an impairment charge in the amount of $545 related to property, plant and equipment which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value as of December 31, 2010.

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

Restricted cash at March 27, 2011 and December 31, 2010 consists of certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,182. These amounts are used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

(14) Discontinued Operations

During the three months ended March 31, 2010, no publications were discontinued. The net revenue during the three months ended March 31, 2010 for previously discontinued operations was $54. Loss before income taxes during the three months ended March 31, 2010 for previously discontinued operations was $24.

(15) Subsequent Events

On April 1, 2011, the Company entered into an amendment to the 2007 Credit Facility, refer to Note 6 for additional discussion.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 440 community publications and more than 483 related websites and mobile sites and six yellow page directories, serves over 298,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	86 daily newspapers with total paid circulation of approximately 690,000;

•	252 weekly newspapers (published up to three times per week) with total paid circulation of approximately 514,000 and total free circulation of approximately 661,000;

•	102 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.6 million;

•	over 483 locally focused websites and mobile sites, which extend our franchises onto the internet and mobile devices with approximately 73 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

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

Compensation represents just over 50% of our operating expenses. Over the last few years, we have worked to drive efficiencies and centralization of work throughout our company. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of March 27, 2011, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past several years. While these trends are stabilizing, it has eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result, we previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table summarizes our historical results of operations for the three months ended March 27, 2011 and March 31, 2010.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 27, 2011	Three months ended March 31, 2010
Revenues:
Advertising	$81,648	$92,415
Circulation	32,169	34,089
Commercial printing and other	6,000	6,599

Total revenues	119,817	133,103
Operating costs and expenses:
Operating costs	72,463	77,036
Selling, general, and administrative	38,153	42,298
Depreciation and amortization	11,057	11,861
Integration and reorganization costs	1,457	897
Loss on sale of assets	348	266

Operating income (loss)	(3,661)	745
Interest expense	13,780	14,908
Amortization of deferred financing costs	340	340
Loss on derivative instrument	379	2,797
Other income	(2)	(9)

Loss from continuing operations before income taxes	(18,158)	(17,291)
Income tax expense	34	158

Loss from continuing operations	$(18,192)	$(17,449)

Three Months Ended March 27, 2011 Compared To Three Months Ended March 31, 2010

The Company moved to a consistent 52 week reporting cycle for all locations during the first quarter. As a result, the first quarter 2011 had 86 days compared to 90 days in the prior year quarter for approximately 40% of the business. The associated impact on prior year revenue is approximately $2.5 million and expense is approximately $1.5 million to $2.0 million. Comparisons below have not been adjusted for this calendar change.

Revenue. Total revenue for the three months ended March 27, 2011 decreased by $13.3 million, or 10.0%, to $119.8 million from $133.1 million for the three months ended March 31, 2010. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $10.8 million, or 11.7%, decrease in advertising revenue, a $1.9 million, or 5.6%, decrease in circulation revenue and a $0.6 million, or 9.1%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in online. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. The advertising and circulation categories were also negatively impacted by severe weather in certain markets and the timing of Easter. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions and the strategic closure of certain print facilities.

Operating Costs. Operating costs for the three months ended March 27, 2011 decreased by $4.6 million, or 5.9%, to $72.4 million from $77.0 million for the three months ended March 31, 2010. The decrease in operating costs was primarily due to a decrease in compensation, delivery and postage of $2.8 million, $1.1 million, and $0.7 million, respectively. The majority of these decreases was the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force. The declines were slightly offset by increases in newsprint expense due to pricing.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 27, 2011 decreased by $4.1 million, or 9.8%, to $38.2 million from $42.3 million three months ended March 31, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation, other office related expenses and health insurance benefits of $2.4 million, $1.0 million and $0.8 million, respectively. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 27, 2011 decreased by $0.8 million to $11.1 million from $11.9 million for the three months ended March 31, 2010. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2010, which reduced the depreciation expense.

Interest Expense. Total interest expense for the three months ended March 27, 2011 decreased by $1.1 million, or 7.6%, to $13.8 million from $14.9 million for the three months ended March 31, 2010. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Loss on Derivative Instrument. During the three months ended March 27, 2011 and March 31, 2010, we recorded a net loss of $0.4 million and $2.8 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Income (Loss) from Continuing Operations. Net loss from continuing operations for the three months ended March 27, 2011 and March 31, 2010 was $18.2 million and $17.4 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

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

On February 27, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of financial institutions with Wells Fargo Bank, as administrative agent, referred to as the 2007 Credit Facility. The 2007 Credit Facility initially provided for a $670.0 million term loan facility which matures in August 2014, a delayed draw term loan of up to $250.0 million which matures in August 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014.

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

As required by the 2007 Credit Facility, as amended, on March 2, 2011 and March 5, 2010, we made a principal payment of $11.2 million and $2.5 million, respectively, which represented 50% of our Excess Cash Flow (as defined under the 2007 Credit Facility) related to the fiscal years ended December 31, 2010 and 2009, respectively.

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of March 27, 2011 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience and our ability to address other risks and challenges set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2010. We believe that we have adequate capital resources and liquidity to meet our current working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Three months ended	Three months ended
	March 27, 2011	March 31, 2010
Cash provided by operating activities	$15,241	$14,950
Cash used in investing activities	(488)	(165)
Cash used in financing activities	(11,249)	(4,013)

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 27, 2011 and March 31, 2010.

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 27, 2011 was $15.2 million, an increase of $0.3 million when compared to $14.9 million of cash provided by operating activities for the three months ended March 31, 2010. This $0.3 million increase was the result of an increase in cash provided by working capital of $4.2 million, which was offset by a decrease in non-cash charges of $3.2 million and an increase in net loss of $0.7 million.

The $4.2 million increase in cash provided by working capital for the three months ended March 27, 2011 when compared to the three months ended March 31, 2010 is primarily attributable to a decrease in prepaid expenses.

The $3.2 million decrease in non-cash charges primarily consisted of a decrease in loss on derivative instrument of $2.4 million, a decrease in depreciation and amortization of $0.8 million, and a decrease in non-cash compensation expense of $0.2 million. These decreases were partially offset by a $0.1 million increase in pension and other postretirement benefit obligations.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 27, 2011 was $0.5 million. During the three months ended March 27, 2011, we used $0.5 million for capital expenditures.

Net cash used in investing activities for the three months ended March 31, 2010 was $0.2 million. During the three months ended March 31, 2010, we received $0.4 million from the sale of publications and other assets, which was offset by $0.6 million used for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 27, 2011 was $11.2 million due to a repayment under the 2007 Credit Facility.

Net cash used in financing activities for the three months ended March 31, 2010 was $4.0 million, which primarily resulted from $2.5 million repayment under the 2007 Credit Facility and a $1.5 million repayment under the Barclays Credit Agreement.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2010 to March 27, 2011.

Accounts Receivable. Accounts receivable decreased $9.2 million from December 31, 2010 to March 27, 2011, which relates to the timing of cash collections and lower revenue recognized in 2011 compared to 2010.

Prepaid Expenses. Prepaid expenses decreased $5.2 million from December 31, 2010 to March 27, 2011, which primarily relates to the receipt of newsprint during the first quarter of 2011 that was prepaid at December 31, 2010 under a newsprint pricing agreement.

Property, Plant, and Equipment. Property, plant, and equipment decreased $4.6 million during the period from December 31, 2010 to March 27, 2011, of which $4.9 million relates to depreciation and $0.4 million relates to assets sold and held for sale. These decreases in property, plant, and equipment were partially offset by $0.5 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $6.1 million from December 31, 2010 to March 27, 2011, due to amortization.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $11.2 million from December 31, 2010 to March 27, 2011 due to a principal payment as required by the 2007 Credit Facility which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2010.

Accounts Payable. Accounts payable increased $1.9 million from December 31, 2010 to March 27, 2011, which was primarily attributable to the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $3.3 million from December 31, 2010 to March 27, 2011, which was primarily attributable to payroll related expenses.

Accrued Interest. Accrued interest increased $1.6 million from December 31, 2010 to March 27, 2011, which was primarily attributable to the timing of interest payments in relation to our calendar change.

Derivative Instruments. Derivative instrument liability decreased $7.4 million from December 31, 2010 to March 27, 2011, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $7.9 million from December 31, 2010 to March 27, 2011, which resulted from the change in fair value of the interest rate swaps of $7.4 million, a loss on derivative instruments due to amortization of $0.4 million, and a $0.1 million change related to the Company’s pension and post retirement plans.

Accumulated Deficit. Accumulated deficit increased $18.0 million from December 31, 2010 to March 27, 2011 from a net loss attributable to GateHouse Media, of $18.0 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from December 31, 2010 to March 27, 2011.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended March 27, 2011		Three months ended March 31, 2010
	(in thousands)
Loss from continuing operations	$(18,192)		$(17,449)
Income tax expense	34		158
Loss on derivative instrument	379		2,797
Amortization of deferred financing costs	340		340
Interest expense	13,780		14,908
Depreciation and amortization	11,057		11,861

Adjusted EBITDA from continuing operations	$7,398	(a)	$12,615	(b)

(a)	Adjusted EBITDA for the three months ended March 27, 2011 included net expenses of $2,938, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,938 is non-cash compensation and other expense of $1,142, non-cash portion of postretirement benefits expense of $(9), integration and reorganization costs of $1,457 and a $348 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended March 31, 2010 included net expenses of $1,595 which are one-time in nature or non-cash compensation. Included in these net expenses of $1,595 is non-cash compensation and other expense of $574, non-cash portion of postretirement benefits expense of $(142), integration and reorganization costs of $897 and a $266 loss on the sale of assets.

Adjusted EBITDA also does not include $(15) from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three month period ended March 27, 2011, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 31, 2010.

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

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

See Index to Exhibits on page 33 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: April 28, 2011	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.1	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent.		8-K	99.1	April 7, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications.	x