Form 10-Q
period 2011-06-26
GateHouse Media, Inc.
filed 2011-07-28
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2011, 58,077,031 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 26, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,879	$9,738
Restricted cash	5,182	5,182
Accounts receivable, net of allowance for doubtful accounts of $3,079 and $3,260 at June 26, 2011 and December 31, 2010, respectively	55,760	61,512
Inventory	6,809	7,731
Prepaid expenses	3,819	10,506
Other current assets	7,187	7,253

Total current assets	102,636	101,922
Property, plant, and equipment, net of accumulated depreciation of $107,938 and $101,739 at June 26, 2011 and December 31, 2010, respectively	139,059	152,293
Goodwill	14,343	14,343
Intangible assets, net of accumulated amortization of $167,155 and $154,927 at June 26, 2011 and December 31, 2010, respectively	258,834	271,061
Deferred financing costs, net	3,654	4,334
Other assets	1,314	1,400
Assets held for sale	3,244	974

Total assets	$523,084	$546,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$1,140	$1,224
Current portion of long-term debt	—	11,249
Accounts payable	9,866	5,905
Accrued expenses	31,652	26,766
Accrued interest	4,583	2,805
Deferred revenue	27,729	27,348

Total current liabilities	74,970	75,297
Long-term liabilities:
Long-term debt	1,181,238	1,181,238
Long-term liabilities, less current portion	3,304	3,636
Derivative instruments	63,885	65,490
Pension and other postretirement benefit obligations	12,363	12,787

Total liabilities	1,335,760	1,338,448

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at June 26, 2011 and December 31, 2010; 58,313,868 and 58,313,868 shares issued, and 58,077,031 and 58,078,607 outstanding at June 26, 2011 and December 31, 2010, respectively	568	568
Additional paid-in capital	831,238	830,787
Accumulated other comprehensive loss	(60,361)	(62,614)
Accumulated deficit	(1,582,309)	(1,559,465)
Treasury stock, at cost, 236,837 and 235,261 shares at June 26, 2011 and December 31, 2010, respectively	(310)	(310)

Total GateHouse Media stockholders’ deficit	(811,174)	(791,034)
Noncontrolling interest	(1,502)	(1,087)

Total stockholders’ deficit	(812,676)	(792,121)

Total liabilities and stockholders’ deficit	$523,084	$546,327

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 26, 2011	Three months ended June 30, 2010	Six months ended June 26, 2011	Six months ended June 30, 2010
Revenues:
Advertising	$95,169	$102,921	$176,817	$195,335
Circulation	32,763	34,459	64,932	68,548
Commercial printing and other	6,462	6,836	12,462	13,436

Total revenues	134,394	144,216	254,211	277,319
Operating costs and expenses:
Operating costs	72,204	77,558	144,666	154,595
Selling, general, and administrative	38,564	40,324	76,716	82,622
Depreciation and amortization	10,772	11,631	21,830	23,492
Integration and reorganization costs	622	641	2,079	1,538
Impairment of long-lived assets	2,014	—	2,014	—
Loss on sale of assets	399	1,270	747	1,536

Operating income	9,819	12,792	6,159	13,536
Interest expense	14,469	15,050	28,250	29,958
Amortization of deferred financing costs	340	340	680	680
Loss on derivative instruments	41	2,559	421	5,356
Other (income) expense	2	5	(1)	(4)

Loss from continuing operations before income taxes	(5,033)	(5,162)	(23,191)	(22,454)
Income tax expense	34	34	68	191

Loss from continuing operations	(5,067)	(5,196)	(23,259)	(22,645)
Loss from discontinued operations, net of income taxes	—	(134)	—	(158)

Net loss	(5,067)	(5,330)	(23,259)	(22,803)
Net loss attributable to noncontrolling interest	191	105	415	258

Net loss attributable to GateHouse Media	$(4,876)	$(5,225)	$(22,844)	$(22,545)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.08)	$(0.09)	$(0.39)	$(0.39)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	$—	$—	$—	$—

Net loss attributable to GateHouse Media	$(0.08)	$(0.09)	$(0.39)	$(0.39)

Basic weighted average shares outstanding	57,970,413	57,728,624	57,915,256	57,677,799

Diluted weighted average shares outstanding	57,970,413	57,728,624	57,915,256	57,677,799

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Treasury stock		Non- controlling interest in
	Shares	Amount	paid-in capital	loss	deficit	Shares	Amount	subsidiary	Total
Balance at January 1, 2011	58,313,868	$568	$830,787	$(62,614)	$(1,559,465)	235,261	$(310)	$(1,087)	$(792,121)
Comprehensive loss:
Net loss	—	—	—	—	(22,844)	—	—	(415)	(23,259)
Gain on derivative instruments, net of income taxes of $0	—	—	—	2,025	—	—	—	—	2,025
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	228	—	—	—	—	228

Comprehensive loss	—							—	(21,006)
Non-cash compensation expense	—	—	451	—	—	—	—	—	451
Purchase of treasury stock	—	—	—	—	—	1,576	—	—	—

Balance at June 26, 2011	58,313,868	$568	$831,238	$(60,361)	$(1,582,309)	236,837	$(310)	$(1,502)	$(812,676)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 26, 2011	Six months ended June 30, 2010
Cash flows from operating activities:
Net loss	$(23,259)	$(22,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,830	23,496
Amortization of deferred financing costs	680	680
Loss on derivative instruments	421	5,356
Non-cash compensation expense	451	917
Loss on sale of assets	747	1,536
Pension and other postretirement benefit obligations	(122)	(348)
Impairment of long-lived assets	2,014	124
Changes in assets and liabilities, net of sales:
Accounts receivable, net	5,954	7,866
Inventory	922	(156)
Prepaid expenses	6,687	(128)
Other assets	152	532
Accounts payable	3,961	2,424
Accrued expenses	4,713	5,146
Accrued interest	1,778	(311)
Deferred revenue	381	597
Other long-term liabilities	(332)	(101)

Net cash provided by operating activities	26,978	24,827

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,670)	(1,285)
Proceeds from sale of assets	82	4,076

Net cash (used in) provided by investing activities	(1,588)	2,791

Cash flows from financing activities:
Repayments under current portion of long-term debt	(11,249)	(2,513)
Repayments under short-term debt	—	(8,000)
Purchase of treasury stock	—	(4)

Net cash used in financing activities	(11,249)	(10,517)

Net increase in cash and cash equivalents	14,141	17,101
Cash and cash equivalents at beginning of period	9,738	5,734

Cash and cash equivalents at end of period	$23,879	$22,835

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GateHouse Media, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable provisions of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have generally been condensed or omitted pursuant to SEC rules and regulations.

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

Total comprehensive loss for the three months ended June 26, 2011 and June 30, 2010 was $10,676 and $11,681, respectively. Total comprehensive loss for the six months ended June 26, 2011 and June 30, 2010 was $21,006 and $42,455, respectively.

Prior to 2011, the Company’s fiscal year ended on December 31. Effective January 1, 2011, the Company’s fiscal year changed to a 52 week operating year ending on the Sunday closest to December 31. For the first half of 2011 a portion of the business had only 177 days of operations compared to 181 in the first half of 2010.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past several years. While these trends are stabilizing, it has eliminated the availability to the Company of additional borrowings under its 2007 Credit Facility. As a result, the Company previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide the financial resources necessary to invest in the business and ensure its future success and provide sufficient cash flow to enable its to meet its commitments for the next year.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends Accounting Standards Codification (ASC) Topic 820. ASU No. 2011-04 amends the ASC to clarify some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”) and changes some principles to achieve consistency between GAAP and IFRS. ASU 2011-04 also expands the existing disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The changes to the ASC as a result of this update is effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-04 will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued guidance as ASU No. 2011-05 “Comprehensive Income” which amends ASC 220. ASU No. 2011-05 amends the ASC to require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but continuous statements. This update eliminates the option of reporting other comprehensive income as part of the statement of changes in stockholders’ equity. The changes to the ASC as a result of this update is effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-05 will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $195, $456, $451 and $917 during the three and six months ended June 26, 2011 and June 30, 2010, respectively. The total compensation cost not yet recognized related to non-vested awards as of June 26, 2011 was $107, which is expected to be recognized over a weighted average period of 1.9 years through April 2013.

Restricted Share Grants (“RSGs”)

Prior to the Company’s IPO in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each individual management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of June 26, 2011 and June 30, 2010, there were 100,847 and 318,836 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.56 and $9.57, respectively. As of June 26, 2011, the aggregate intrinsic value of unvested RSGs was $12. During the six months ended June 26, 2011, the aggregate fair value of vested RSGs was $24.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	299,560	$8.89
Vested	(198,713)	10.07

Unvested at June 26, 2011	100,847	$6.56

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

Information related to restructuring program activity during the twelve months ended December 31, 2010 and the six months ended June 26, 2011 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in integration and reorganization (2)	1,189	1,288	2,477
Cash payments	(1,181)	(1,307)	(2,488)

Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in integration and reorganization	1,812	267	2,079
Cash payments	(1,363)	(248)	(1,611)

Balance at June 26, 2011	$702	$20	$722

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The restructuring reserve balance as of June 26, 2011, for all programs was $722, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended June 26, 2011 and June 30, 2010.

	Three Months Ended		Six Months Ended
	June 26, 2011	June 30, 2010	June 26, 2011	June 30, 2010
Severance and related costs (2)	$504	$215	$1,812	$614
Other costs (1) (2)	118	426	267	931
Cash payments	(1,171)	(808)	(1,611)	(1,647)

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

Additionally, during the three months ended June 26, 2011, the Company recognized an impairment charge of $1,696 related to the consolidation of its print operations, refer to Note 12 for fair value measurement discussion.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	June 26, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,183	$787
Advertiser relationships	286,479	125,423	161,056
Customer relationships	8,940	2,621	6,319
Subscriber relationships	83,158	32,448	50,710
Trade name	5,493	2,380	3,113
Publication rights	345	100	245

Total	$389,385	$167,155	$222,230

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,833	$1,137
Advertiser relationships	286,478	116,618	169,860
Customer relationships	8,940	2,296	6,644
Subscriber relationships	83,158	29,987	53,171
Trade name	5,493	2,105	3,388
Publication rights	345	88	257

Total	$389,384	$154,927	$234,457

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and six months ended June 26, 2011 and June 30, 2010 was $6,106, $6,135, $12,228 and $12,270, respectively. Estimated future amortization expense as of June 26, 2011 is as follows:

For the years ending the Sunday closest to December 31:
2011	12,173
2012	24,092
2013	23,809
2014	23,764
2015	23,730
Thereafter	114,662

Total	$222,230

The Company’s annual impairment assessment is made on the last day of its second fiscal quarter.

As part of the annual impairment assessment, as of June 26, 2011, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results, no impairment indicators were identified for the only remaining reporting unit having a goodwill balance and all mastheads as the estimated fair value exceeded carrying value. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

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

Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), are 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at June 26, 2011 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of June 26, 2011, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Pursuant to the Agency Amendment, among other things, (a) Wells Fargo Bank resigned as administrative agent and (b) Gleacher Products Corp. was appointed as administrative agent. In addition, the Agency Amendment effected certain amendments to the 2007 Credit Facility that provide that (x) the administrative agent need not be a lender under the 2007 Credit Facility and (y) the lenders holding a majority of the outstanding term loans and loan commitments under the 2007 Credit Facility have (i) the right, in their discretion, to remove the administrative agent and (ii) the right to make certain decisions and exercise certain powers under the 2007 Credit Facility that had previously been within the discretion of the administrative agent.

As required by the 2007 Credit Facility, as amended, on March 2, 2011 and March 5, 2010, the Company made principal payments of $11,249 and $2,513, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended December 31, 2010 and 2009, respectively. As of June 26, 2011, a total of $1,181,238 was outstanding under the 2007 Credit Facility; $662,284 was outstanding under the term loan facility, $247,121 was outstanding under the delayed draw term loan facility, $271,833 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

Compliance with Covenants

The Company currently is in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt and does not expect to be able to do so in the foreseeable future.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $748,000.

Payment Schedule

As of June 26, 2011, scheduled principal payments of outstanding debt are as follows:

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

Fair Values of Derivative Instruments

	Liability Derivatives
	June 26, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$63,885	Derivative Instruments	$65,490

Total derivatives		$63,885		$65,490

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended June 26, 2011 and June 30, 2010

	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Derivative	2011	2010
Interest rate swaps	Loss on derivative instruments	$(41)	$(2,559)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	(Effective Portion)	2011	2010	Testing)	2011	2010
Interest rate swaps	$5,764	$(8,973)	Interest income/ (expense)	$(7,670)	$(10,150)	Other income/ (expense)	$—	$63

The Effect of Derivative Instruments on the Statement of Operations

for the Six Months Ended June 26, 2011 and June 30, 2010

	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives in ASC 815 Fair Value Hedging Relationships	Derivative	2011	2010
Interest rate swaps	Loss on derivative instruments	$(421)	$(5,356)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	(Effective Portion)	2011	2010	Testing)	2011	2010
Interest rate swaps	$1,568	$(24,991)	Interest income/ (expense)	$(15,359)	$(20,117)	Other income/ (expense)	$37	$(17)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three and six months ended June 26, 2011, $(558) and $(804) was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next twelve months is $(2,900).

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three and six months ended June 26, 2011, $600 and $1,262 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. As of June 26, 2011, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended June 26, 2011, the fair value of the swap decreased by $893, of which $0 was recognized through earnings and $893 was recognized through accumulated other comprehensive income. During the six months ended June 26, 2011, the fair value of the swap increased by $311, of which $0 was recognized through earnings and $311 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended June 26, 2011, the fair value of the swap decreased by $2,303, of which $12 was recognized through earnings $2,291 was recognized through accumulated other comprehensive income. During the six months ended June 26, 2011, the fair value of the swap increased by $609, of which a decrease of $13 was recognized through earnings and an increase of $622 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended June 26, 2011, the fair value of the swap decreased by $1,807, of which $5 was recognized through earnings and $1,802 was recognized through accumulated other comprehensive income. During the six months ended June 26, 2011, the fair value of the swap increased by $573, of which a decrease of $7 was recognized through earnings and an increase of $580 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended June 26, 2011, the fair value of the swap decreased by $761, of which an increase of $17 was recognized through earnings and a decrease of $778 was recognized through accumulated other comprehensive income. During the six months ended June 26, 2011, the fair value of the swap increased by $112, of which $57 was recognized through earnings and $55 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of June 26, 2011 and June 30, 2010 was $59,044 and $68,031, respectively.

(8) Related Party Transactions

Fortress Investment Group, LLC

On May 9, 2005, FIF III, FIF III Liberty Acquisitions, LLC, a wholly-owned subsidiary of FIF III (“Merger Subsidiary”), and the Company entered into an agreement that provided for the merger of Merger Subsidiary with and into the Company, with the Company continuing as a wholly-owned subsidiary of FIF III (the “Merger”). The Merger was completed on June 6, 2005. FIF III is an affiliate of Fortress Investment Group LLC (“Fortress”).

As of June 26, 2011, Fortress and its affiliates beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $124,549 of the $1,181,238 outstanding under the 2007 Credit Facility, as amended as of June 26, 2011. These amounts were purchased on arms’ length terms in secondary market transactions.

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

Pursuant to the Investor Rights Agreement, the Company has granted FIF III, for so long as it or its permitted transferees beneficially own an amount of the Company’s common stock at least equal to 5% or more of the Company’s common stock issued and outstanding immediately after the consummation of its IPO (a “Registrable Amount”), “demand” registration rights that allow FIF III at any time to request that the Company register under the Securities Act of 1933, as amended, an amount equal to or greater than a Registrable Amount (as defined in the Investor Rights Agreement). FIF III is entitled to an aggregate of four demand registrations. The Company is not required to maintain the effectiveness of the registration statement for more than 60 days. The Company is also not required to effect any demand registration within nine months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights and which included at least 50% of the securities requested by the requestor to be included. The Company is not obligated to grant a request for a demand registration within four months of any other demand registration and may refuse a request for demand registration if, in the Company’s reasonable judgment, it is not feasible for the Company to proceed with the registration because of the unavailability of audited financial statements.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the first six months of 2011, a net increase to the valuation allowance of $8,083 would be necessary to offset additional deferred tax assets. Of this amount, a $8,956 increase was recognized through the Condensed Consolidated Statement of Operations and a $873 decrease was recognized through accumulated other comprehensive loss.

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss), permanent and temporary differences, including the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

For the six months ended June 26, 2011, the expected federal tax benefit at 34% is $7,885. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $7,778 and the tax effect related to non-deductible expenses of $107.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2007 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of June 26, 2011, and December 31, 2010, the Company had unrecognized tax benefits of approximately $4,981 and $4,913, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending June 26, 2011 and December 31, 2010. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and six months ended June 26, 2011 and June 30, 2010.

	Three Months Ended June 26, 2011		Three Months Ended June 30, 2010		Six Months Ended June 26, 2011		Six Months Ended June 30, 2010
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$11	$50	$14	$100	$21	$100	$27
Interest cost	310	76	303	83	620	153	605	167
Expected return on plan assets	(320)	—	(300)	—	(640)	—	(600)	—
Amortization of prior service cost	—	(114)	—	(118)	—	(228)	—	(235)
Amortization of unrecognized gain	85	—	25	—	170	—	50	—

Total	$125	$(27)	$78	$(21)	$250	$(54)	$155	$(41)

During the three and six months ended June 26, 2011 and June 30, 2010, the Company recognized a total of $212, $175, $424 and $349 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.25%	5.28%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	9.0%
Ultimate year trend	—	5.0%
Year of ultimate trend	—	2019

(11) Assets Held for Sale

As of June 26, 2011 and December 31, 2010, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at June 26, 2011 and December 31, 2010:

	June 26, 2011	December 31, 2010
Long-term assets held for sale:
Property, plant and equipment, net	$3,244	$974

Total long-term assets held for sale	$3,244	$974

These assets are real property and no publication related assets are included. During the second quarter of 2011, a building in Illinois, having a fair value of $2,300, was reclassified to Assets Held for Sale. The sale of this building is anticipated during the third quarter of 2011.

During the six months ended June 26, 2011 and twelve months ended December 31, 2010 the Company recorded an impairment charge in the amount of $318 and $545, respectively, related to property, plant and equipment which were classified as held for sale, refer to Note 12 for fair value measurement discussion.

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

The following tables provide fair value measurement information for each class of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
Liabilities
Derivatives as of December 31, 2010 (1)	$—	$—	$65,490	$65,490	Income
Derivatives as of June 26, 2011 (1)	—	—	63,885	63,885	Income

(1)	Derivative assets and liabilities consist of interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 26, 2011:

Derivative Liabilities
Balance as of December 31, 2010	$65,490
Total (gains) losses, net:
Included in earnings (or changes in net assets)	(37)
Included in other comprehensive income	(1,568)

Balance as of June 26, 2011	$63,885

During the six months ended June 26, 2011 and twelve months ended December 31, 2010, the Company recorded an impairment charge in the amount of $318 and $545, respectively, related to property, plant and equipment which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value as of June 26, 2011 and December 31, 2010. Additionally, during the three months ended June 26, 2011, the Company wrote-off presses having a net book value of $1,696 related to the consolidation of its print operations, utilizing recent sale activity, Level 2 inputs.

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

Restricted cash at June 26, 2011 and December 31, 2010 consists of certificates of deposit, having maturities of less than three months, in the aggregate amount of $5,182. These amounts are used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 438 community publications and more than 491 related websites and mobile sites and six yellow page directories, serves over 298,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	86 daily newspapers with total paid circulation of approximately 668,000;

•	253 weekly newspapers (published up to three times per week) with total paid circulation of approximately 502,000 and total free circulation of approximately 691,000;

•	99 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	over 491 locally focused websites and mobile sites, which extend our franchises onto the internet and mobile devices with approximately 70 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of June 26, 2011, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

Recent Developments

The newspaper industry and our company have experienced declining same store revenue over the past several years. While these trends are stabilizing, it has eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result, we previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

General economic conditions, including declines in consumer confidence, continued high unemployment levels, contraction of credit availability for certain borrowers, declines in real estate values, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration to a digital ecosystem. These conditions may continue to negatively impact advertising and other revenue sources as well as increase operating costs in the future. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

We performed testing for impairment of goodwill and newspaper mastheads as of June 26, 2011, June 30, 2010, June 30, 2009, December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. While no impairment charge was recognized as part of the 2011 or 2010 assessments, should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

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

Results of Operations

The following table summarizes our historical results of operations for the three and six months ended June 26, 2011 and June 30, 2010.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended June 26, 2011	Three months ended June 30, 2010	Six months ended June 26, 2011	Six months ended June 30, 2010
Revenues:
Advertising	$95,169	$102,921	$176,817	$195,335
Circulation	32,763	34,459	64,932	68,548
Commercial printing and other	6,462	6,836	12,462	13,436

Total revenues	134,394	144,216	254,211	277,319
Operating costs and expenses:
Operating costs	72,204	77,558	144,666	154,595
Selling, general, and administrative	38,564	40,324	76,716	82,622
Depreciation and amortization	10,772	11,631	21,830	23,492
Integration and reorganization costs	622	641	2,079	1,538
Impairment of long-lived assets	2,014	—	2,014	—
Loss on sale of assets	399	1,270	747	1,536

Operating income	9,819	12,792	6,159	13,536
Interest expense	14,469	15,050	28,250	29,958
Amortization of deferred financing costs	340	340	680	680
Loss on derivative instruments	41	2,559	421	5,356
Other (income) expense	2	5	(1)	(4)

Loss from continuing operations before income taxes	(5,033)	(5,162)	(23,191)	(22,454)
Income tax expense	34	34	68	191

Loss from continuing operations	$(5,067)	$(5,196)	$(23,259)	$(22,645)

Three Months Ended June 26, 2011 Compared To Three Months Ended June 30, 2010

Revenue. Total revenue for the three months ended June 26, 2011 decreased by $9.8 million, or 6.8%, to $134.4 million from $144.2 million for the three months ended June 30, 2010. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $7.8 million, or 7.5%, decrease in advertising revenue, a $1.7 million, or 4.9%, decrease in circulation revenue and a $0.4 million, or 5.5%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in online. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions and the strategic closure of certain print facilities.

Operating Costs. Operating costs for the three months ended June 26, 2011 decreased by $5.4 million, or 6.9%, to $72.2 million from $77.6 million for the three months ended June 30, 2010. The decrease in operating costs was primarily due to a decrease in compensation, newsprint, outside services, external printing, delivery, postage, supplies and utilities of $2.6 million, $0.5 million, $0.5 million, $0.4 million, $0.4 million, $0.4 million, $0.2 million and $0.2 million, respectively. The majority of these decreases were the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 26, 2011 decreased by $1.8 million, or 4.4%, to $38.5 million from $40.3 million three months ended June 30, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation expenses of $2.6 million. The majority of these reductions are also permanent in nature. The declines were offset by increases in consulting and professional fees of $0.8 million.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 26, 2011 decreased by $0.8 million to $10.8 million from $11.6 million for the three months ended June 30, 2010. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2010, which reduced the depreciation expense.

Integration and Reorganization Costs. During the three months ended June 26, 2011 and June 30, 2010 we recorded integration and reorganization costs of $0.6 million and $0.6 million, respectively, primarily resulting from severance costs related to the consolidation of our print operations.

Impairment of Long-Lived Assets. During the three months ended June 26, 2011 we incurred an impairment charge of $2.0 million related to the consolidation of our print operations and property, plant and equipment which were classified as held for sale. There were no such charges during the three months ended June 30, 2010.

Interest Expense. Total interest expense for the three months ended June 26, 2011 decreased by $0.6 million, or 3.9%, to $14.5 million from $15.1 million for the three months ended June 30, 2010. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Loss on Derivative Instruments. During the three months ended June 26, 2011 and June 30, 2010, we recorded a net loss of $0.04 million and $2.6 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Income (Loss) from Continuing Operations. Net loss from continuing operations for the three months ended June 26, 2011 and June 30, 2010 was $5.1 million and $5.2 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

Six months Ended June 26, 2011 Compared To Six months Ended June 30, 2010

The Company moved to a consistent 52 week reporting cycle for all locations during the first quarter of 2011. As a result, the first half of 2011 had 177 days compared to 181 days in the first half of 2010 for approximately 40% of the business. The associated impact on prior year revenue is approximately $2.5 million and expense is approximately $1.5 million to $2.0 million. Comparisons below have not been adjusted for this calendar change.

Revenue. Total revenue for the six months ended June 26, 2011 decreased by $23.1 million, or 8.3%, to $254.2 million from $277.3 million for the six months ended June 30, 2010. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $18.5 million, or 9.5%, decrease in advertising revenue, a $3.6 million, or 5.3%, decrease in circulation revenue and a $1.0 million, or 7.2%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in online. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. The advertising and circulation categories were also negatively impacted by severe weather in certain markets during the first quarter. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions and the strategic closure of certain print facilities.

Operating Costs. Operating costs for the six months ended June 26, 2011 decreased by $9.9 million, or 6.4%, to $144.6 million from $154.5 million for the six months ended June 30, 2010. The decrease in operating costs was primarily due to a decrease in compensation, delivery, postage, external printing, supplies, utilities, outside services and health insurance benefit expenses of $5.2 million, $1.5 million, $1.1 million, $0.6 million, $0.5 million, $0.3 million, $0.3 million and $0.2 million, respectively. The majority of these decreases were the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 26, 2011 decreased by $5.9 million, or 7.1%, to $76.7 million from $82.6 million for the six months ended June 30, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation and health insurance benefit expenses of $5.3 million and $0.7 million, respectively. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 26, 2011 decreased by $1.7 million to $21.8 million from $23.5 million for the six months ended June 30, 2010. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2010, which reduced the depreciation expense.

Integration and Reorganization Costs. During the six months ended June 26, 2011 and June 30, 2010 we recorded integration and reorganization costs of $2.1 million and $1.5 million, respectively, primarily resulting from severance costs related to the consolidation of our print operations.

Impairment of Long-Lived Assets. During the six months ended June 26, 2011 we incurred an impairment charge of $2.0 million related to the consolidation of our print operations and property, plant and equipment which were classified as held for sale. There were no such charges during the six months ended June 30, 2010.

Interest Expense. Total interest expense for the six months ended June 26, 2011 decreased by $1.7 million, or 5.7%, to $28.3 million from $30.0 million for the six months ended June 30, 2010. The decrease was primarily due to declines in interest rates and their related impact on our unhedged debt position, and to a lesser extent, a decrease in our total outstanding debt.

Loss on Derivative Instruments. During the six months ended June 26, 2011 and June 30, 2010, we recorded a net loss of $0.4 million and $5.4 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended June 26, 2011 and June 30, 2010 was $23.3 million and $22.6 million, respectively. Our net loss from continuing operations increased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and are expected to continue to be, cash provided by operating activities.

As a holding company, we have no operations of our own and accordingly we have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries.

On February 27, 2007, we entered into an Amended and Restated Credit Agreement with a syndicate of financial institutions with Wells Fargo Bank, as administrative agent, which as amended we refer to as the 2007 Credit Facility. The 2007 Credit Facility initially provided for a $670.0 million term loan facility which matures in August 2014, a delayed draw term loan of up to $250.0 million which matures in August 2014 and a revolving credit agreement with a $40.0 million aggregate loan commitment available, including a $15.0 million sub-facility for letters of credit and a $10.0 million swingline facility, which matures in February 2014.

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

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of June 26, 2011 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

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

Our leverage may adversely affect our business and financial performance and restricts our operating flexibility. The level of our indebtedness and our on-going cash flow requirements may expose us to a risk that a substantial decrease in operating cash flows due to, among other things, continued or additional adverse economic developments or adverse developments in our business, could make it difficult for us to meet the financial and operating covenants contained in our credit facilities. In addition, our leverage may limit cash flow available for general corporate purposes such as capital expenditures and our flexibility to react to competitive, technological and other changes in our industry and economic conditions generally.

Cash Flows

The following table summarizes our historical cash flows.

	Six months ended	Six months ended
	June 26, 2011	June 30, 2010
Cash provided by operating activities	$26,978	$24,827
Cash (used in) provided by investing activities	(1,588)	2,791
Cash used in financing activities	(11,249)	(10,517)

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended June 26, 2011 and June 30, 2010.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 26, 2011 was $27.0 million, an increase of $2.2 million when compared to $24.8 million of cash provided by operating activities for the six months ended June 30, 2010. This $2.2 million increase was the result of an increase in cash provided by working capital of $8.3 million, which was offset by a decrease in non-cash charges of $5.7 million and an increase in net loss of $0.4 million.

The $8.3 million increase in cash provided by working capital for the six months ended June 26, 2011 when compared to the six months ended June 30, 2010 is primarily attributable to a decrease in prepaid expenses and an increase in accrued interest.

The $5.7 million decrease in non-cash charges primarily consisted of a decrease in loss on derivative instruments of $4.9 million, a decrease in depreciation and amortization of $1.7 million, and a decrease in loss on sale of assets of $0.8 million, and a decrease in non-cash compensation expense of $0.4 million. These decreases were partially offset by a $1.9 million increase in impairment of long-lived assets and $0.2 million increase in pension and other postretirement benefit obligations.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 26, 2011 was $1.6 million. During the six months ended June 26, 2011, we used $1.7 million for capital expenditures, which was offset by $0.1 million we received from the sale of real property.

Net cash provided by investing activities for the six months ended June 30, 2010 was $2.8 million. During the six months ended June 30, 2010, we received $4.1 million from the collection of a receivable due from a previous real estate sale and the sale of other real property, which was offset by $1.3 million used for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended June 26, 2011 was $11.2 million due to a repayment under the 2007 Credit Facility.

Net cash used in financing activities for the six months ended June 30, 2010 was $10.5 million, which primarily resulted from $2.5 million repayment under the 2007 Credit Facility and an $8.0 million repayment under the 2008 Bridge Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2010 to June 26, 2011.

Accounts Receivable. Accounts receivable decreased $5.7 million from December 31, 2010 to June 26, 2011, which relates to the timing of cash collections and lower revenue recognized in 2011 compared to 2010.

Prepaid Expenses. Prepaid expenses decreased $6.7 million from December 31, 2010 to June 26, 2011, which primarily relates to the receipt of newsprint during the first quarter of 2011 that was prepaid at December 31, 2010 under a newsprint pricing agreement.

Property, Plant, and Equipment. Property, plant, and equipment decreased $13.2 million during the period from December 31, 2010 to June 26, 2011, of which $9.5 million relates to depreciation, $3.1 million relates to assets sold and held for sale, and $2.0 million relates to an impairment charge. These decreases in property, plant, and equipment were partially offset by $1.7 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $12.2 million from December 31, 2010 to June 26, 2011, due to amortization.

Long-term Assets Held for Sale. Long-term assets held for sale increased $2.3 million from December 31, 2010 to June 26, 2011 primary from assets classified as held for sale during the first six months of 2011. Assets held for sale as of June 26, 2011 consist primarily of real estate for which the Company has sale agreements in place.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $11.2 million from December 31, 2010 to June 26, 2011 due to a principal payment as required by the 2007 Credit Facility which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2010.

Accounts Payable. Accounts payable increased $4.0 million from December 31, 2010 to June 26, 2011, which was primarily attributable to the timing of vendor payments.

Accrued Expenses. Accrued expenses increased $4.9 million from December 31, 2010 to June 26, 2011, which was primarily attributable to accrued payroll and accrued vacation expenses.

Accrued Interest. Accrued interest increased $1.8 million from December 31, 2010 to June 26, 2011, which was primarily attributable to the timing of interest payments in relation to our calendar change.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $2.2 million from December 31, 2010 to June 26, 2011, which resulted from the change in fair value of the interest rate swaps of $1.6 million, a loss on derivative instruments due to amortization of $0.4 million, and a $0.2 million change related to the Company’s pension and post retirement plans.

Accumulated Deficit. Accumulated deficit increased $22.8 million from December 31, 2010 to June 26, 2011 from a net loss attributable to GateHouse Media, of $22.8 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from December 31, 2010 to June 26, 2011.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended June 26, 2011		Three months ended June 30, 2010		Six months ended June 26, 2011		Six months ended June 30, 2010
	(in thousands)
Loss from continuing operations	$(5,067)		$(5,196)		$(23,259)		$(22,645)
Income tax expense	34		34		68		191
Loss on derivative instruments	41		2,559		421		5,356
Amortization of deferred financing costs	340		340		680		680
Interest expense	14,469		15,050		28,250		29,958
Impairment of long-lived assets	2,014		—		2,014		—
Depreciation and amortization	10,772		11,631		21,830		23,492

Adjusted EBITDA from continuing operations	$22,603	(a)	$24,418	(b)	$30,004	(c)	$37,032	(d)

(a)	Adjusted EBITDA for the three months ended June 26, 2011 included net expenses of $2,569, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,569 is non-cash compensation and other expense of $1,661, non-cash portion of postretirement benefits expense of $(113), integration and reorganization costs of $622 and a $399 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended June 30, 2010 included net expenses of $3,049 which are one-time in nature or non-cash compensation. Included in these net expenses of $3,049 is non-cash compensation and other expense of $1,344, non-cash portion of postretirement benefits expense of $(206), integration and reorganization costs of $641 and a $1,270 loss on the sale of assets.

Adjusted EBITDA also does not include $(8) from our discontinued operations.

(c)	Adjusted EBITDA for the six months ended June 26, 2011 included net expenses of $5,505 which are one-time in nature or non-cash compensation. Included in these net expenses of $5,505 is non-cash compensation and other expense of $2,801, non-cash portion of postretirement benefits expense of $(122), integration and reorganization costs of $2,079 and a $747 loss on the sale of assets.
(d)	Adjusted EBITDA for the six months ended June 30, 2010 included net expenses of $4,643 which are one-time in nature or non-cash compensation. Included in these net expenses of $4,643 is non-cash compensation and other expense of $1,917, non-cash portion of postretirement benefits expense of $(348), integration and reorganization costs of $1,538 and a $1,536 loss on the sale of assets.

Adjusted EBITDA also does not include $(23) from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six month period ended June 26, 2011, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 31, 2010.

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

See Index to Exhibits on page 31 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: July 28, 2011	/s/ Melinda A. Janik
Melinda A. Janik Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.1	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent.		8-K	99.1	April 7, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certification	x