Form 10-Q/A
period 2011-06-26
GateHouse Media, Inc.
filed 2011-08-19
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33091

GATEHOUSE MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4197635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 WillowBrook Office Park,	14450
Fairport, NY (Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to GateHouse Media, Inc.’s quarterly report on Form 10-Q for the period ended June 26, 2011, filed with the Securities and Exchange Commission on July 28, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T, “Interactive Data File Submissions and Postings”.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.1	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent.		8-K	99.1	April 7, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).		10-Q	31.1	July 28, 2011

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).		10-Q	31.2	July 28, 2011

32.1	Section 1350 Certification		10-Q	32.1	July 28, 2011

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: August 19, 2011	/s/ Melinda A. Janik

Melinda A. Janik
Senior Vice President and Chief Financial Officer

4