Form 10-Q
period 2011-09-25
GateHouse Media, Inc.
filed 2011-10-28
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2011, 58,077,031 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 25, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,139	$9,738
Restricted cash	5,182	5,182
Accounts receivable, net of allowance for doubtful accounts of $2,999 and $3,260 at September 25, 2011 and December 31, 2010, respectively	54,913	61,512
Inventory	6,598	7,731
Prepaid expenses	4,350	10,506
Other current assets	7,341	7,253

Total current assets	103,523	101,922
Property, plant, and equipment, net of accumulated depreciation of $111,978 and $101,739 at September 25, 2011 and December 31, 2010, respectively	135,074	152,293
Goodwill	14,343	14,343
Intangible assets, net of accumulated amortization of $173,241 and $154,927 at September 25, 2011 and December 31, 2010, respectively	252,747	271,061
Deferred financing costs, net	3,314	4,334
Other assets	1,869	1,400
Assets held for sale	936	974

Total assets	$511,806	$546,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$1,115	$1,224
Current portion of long-term debt	—	11,249
Accounts payable	9,177	5,905
Accrued expenses	29,302	26,766
Accrued interest	4,133	2,805
Deferred revenue	26,689	27,348

Total current liabilities	70,416	75,297
Long-term liabilities:
Long-term debt	1,181,238	1,181,238
Long-term liabilities, less current portion	3,059	3,636
Derivative instruments	56,727	65,490
Pension and other postretirement benefit obligations	11,655	12,787

Total liabilities	1,323,095	1,338,448

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at September 25, 2011 and December 31, 2010; 58,313,868 and 58,313,868 shares issued, and 58,077,031 and 58,078,607 outstanding at September 25, 2011 and December 31, 2010, respectively	568	568
Additional paid-in capital	831,209	830,787
Accumulated other comprehensive loss	(53,783)	(62,614)
Accumulated deficit	(1,587,286)	(1,559,465)
Treasury stock, at cost, 236,837 and 235,261 shares at September 25, 2011 and December 31, 2010, respectively	(310)	(310)

Total GateHouse Media stockholders’ deficit	(809,602)	(791,034)
Noncontrolling interest	(1,687)	(1,087)

Total stockholders’ deficit	(811,289)	(792,121)

Total liabilities and stockholders’ deficit	$511,806	$546,327

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 25, 2011	Three months ended September 30, 2010	Nine months ended September 25, 2011	Nine months ended September 30, 2010
Revenues:
Advertising	$87,869	$97,010	$264,686	$292,346
Circulation	32,912	34,304	97,844	102,852
Commercial printing and other	6,362	6,592	18,824	20,028

Total revenues	127,143	137,906	381,354	415,226
Operating costs and expenses:
Operating costs	69,797	74,872	214,463	229,467
Selling, general, and administrative	36,642	38,956	113,359	121,578
Depreciation and amortization	10,485	11,366	32,315	34,858
Integration and reorganization costs	983	701	3,062	2,239
Impairment of long-lived assets	37	—	2,051	—
(Gain) loss on sale of assets	158	(26)	905	1,510

Operating income	9,041	12,037	15,199	25,574
Interest expense	14,441	15,118	42,690	45,076
Amortization of deferred financing costs	340	340	1,020	1,020
(Gain) loss on derivative instruments	(694)	1,875	(274)	7,232
Other (income) expense	94	(10)	94	(14)

Loss from continuing operations before income taxes	(5,140)	(5,286)	(28,331)	(27,740)
Income tax expense (benefit)	22	(351)	90	(160)

Loss from continuing operations	(5,162)	(4,935)	(28,421)	(27,580)
Loss from discontinued operations, net of income taxes	—	(5)	—	(163)

Net loss	(5,162)	(4,940)	(28,421)	(27,743)
Net loss attributable to noncontrolling interest	185	59	600	317

Net loss attributable to GateHouse Media	$(4,977)	$(4,881)	$(27,821)	$(27,426)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.09)	$(0.08)	$(0.48)	$(0.47)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	$—	$—	$—	$—

Net loss attributable to GateHouse Media	$(0.09)	$(0.08)	$(0.48)	$(0.47)

Basic weighted average shares outstanding	57,976,184	57,761,808	57,935,943	57,706,111

Diluted weighted average shares outstanding	57,976,184	57,761,808	57,935,943	57,706,111

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in
	Shares	Amount				Shares	Amount	subsidiary	Total
Balance at January 1, 2011	58,313,868	$568	$830,787	$(62,614)	$(1,559,465)	235,261	$(310)	$(1,087)	$(792,121)
Comprehensive loss:
Net loss	—	—	—	—	(27,821)	—	—	(600)	(28,421)
Gain on derivative instruments, net of income taxes of $0	—	—	—	8,489	—	—	—	—	8,489
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	342	—	—	—	—	342

Comprehensive loss	—							—	(19,590)
Non-cash compensation expense	—	—	422	—	—	—	—	—	422
Purchase of treasury stock	—	—	—	—	—	1,576	—	—	—

Balance at September 25, 2011	58,313,868	$568	$831,209	$(53,783)	$(1,587,286)	236,837	$(310)	$(1,687)	$(811,289)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 25, 2011	Nine months ended September 30, 2010
Cash flows from operating activities:
Net loss	$(28,421)	$(27,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,315	34,862
Amortization of deferred financing costs	1,020	1,020
(Gain) loss on derivative instruments	(274)	7,232
Non-cash compensation expense	422	1,328
Loss on sale of assets	905	1,510
Pension and other postretirement benefit obligations	(680)	(1,424)
Impairment of long-lived assets	2,051	124
Changes in assets and liabilities:
Accounts receivable, net	6,801	8,315
Inventory	1,133	(763)
Prepaid expenses	6,156	(284)
Other assets	(557)	736
Accounts payable	3,272	3,401
Accrued expenses	2,457	2,587
Accrued interest	1,328	(433)
Deferred revenue	(659)	(440)
Other long-term liabilities	(577)	(16)

Net cash provided by operating activities	26,692	30,012

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,431)	(2,933)
Proceeds from sale of assets	2,389	4,113

Net cash (used in) provided by investing activities	(42)	1,180

Cash flows from financing activities:
Repayments under current portion of long-term debt	(11,249)	(2,513)
Repayments under short-term debt	—	(8,000)
Purchase of treasury stock	—	(4)

Net cash used in financing activities	(11,249)	(10,517)

Net increase in cash and cash equivalents	15,401	20,675
Cash and cash equivalents at beginning of period	9,738	5,734

Cash and cash equivalents at end of period	$25,139	$26,409

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

Total comprehensive income for the three months ended September 25, 2011 was $1,416. Total comprehensive loss for the three months ended September 30, 2010 was $877. Total comprehensive loss for the nine months ended September 25, 2011 and September 30, 2010 was $19,590 and $43,332, respectively.

Prior to 2011, the Company’s fiscal year ended on December 31. Effective January 1, 2011, the Company’s fiscal year changed to a 52 week operating year ending on the Sunday closest to December 31. For the first nine months of 2011 a portion of the business had only 268 days of operations compared to 273 in the first nine months of 2010.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to the Company of additional borrowings under its 2007 Credit Facility. As a result, the Company previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide the financial resources necessary to invest in the business and provide sufficient cash flow to enable its to meet its commitments for the next year.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends Accounting Standards Codification (ASC) Topic 820. ASU No. 2011-04 amends the ASC to clarify some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”) and changes some principles to achieve consistency between GAAP and IFRS. ASU 2011-04 also expands the existing disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-04 will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)” which amends ASC 220. ASU No. 2011-05 amends the ASC to require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but continuous statements. This update eliminates the option of reporting other comprehensive income as part of the statement of changes in stockholders’ equity. The changes to the ASC as a result of this update is effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-05 will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill for Impairment”, which amends ASC Topic 350. ASU No. 2011-08 amends the ASC to simplify how entities test for goodwill impairment. The amendments in the update allow an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis to decide whether the two-step goodwill impairment test should be performed as described in Topic 350. The changes to the ASC as a result of this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-09 “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan”, which amends ASC Subtopic 715-80. The amendment requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The changes to the ASC as a result of this update are effective for annual periods and fiscal years ending after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-08 will not have a significant impact of the Company’s Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $80, $411, $422 and $1,328 during the three and nine months ended September 25, 2011 and September 30, 2010, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 25, 2011 was $146, which is expected to be recognized over a weighted average period of 1.4 years through April 2013.

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

As of September 25, 2011 and September 30, 2010, there were 100,847 and 317,320 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.56 and $9.53, respectively. As of September 25, 2011, the aggregate intrinsic value of unvested RSGs was $8. During the nine months ended September 25, 2011, the aggregate fair value of vested RSGs was $16.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	299,560	$8.89
Vested	(198,713)	10.07

Unvested at September 25, 2011	100,847	$6.56

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

(4) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to consolidate and centralize the Company’s employee base, consolidate its facilities and improve its operations. These initiatives impact all of the Company’s geographic regions and are often impacted by the terms of union contracts within the region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended December 31, 2010 and the nine months ended September 25, 2011 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in integration and reorganization (2)	1,189	1,288	2,477
Cash payments	(1,181)	(1,307)	(2,488)

Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in integration and reorganization	2,600	498	3,098
Reversals of prior accruals included in Integration and Reorganization	(36)	—	(36)
Cash payments	(2,371)	(323)	(2,694)

Balance at September 25, 2011	$446	$176	$622

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The restructuring reserve balance as of September 25, 2011, for all programs was $622, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 25, 2011 and September 30, 2010.

	Three Months Ended		Nine Months Ended
	September 25, 2011	September 30, 2010	September 25, 2011	September 30, 2010
Severance and related costs (2)	$717	$473	$2,600	$1,087
Reversals of prior accruals	(36)	—	(36)	—
Other costs (1) (2)	302	228	498	1,159
Cash payments	(1,083)	(497)	(2,694)	(2,144)

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

Additionally, during the three months ended June 26, 2011, the Company recognized an impairment charge of $1,696 related to the consolidation of its print operations. Refer to Note 12 for fair value measurement discussion.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	0000000000	0000000000	0000000000
	September 25, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,331	$639
Advertiser relationships	286,478	129,826	156,652

	0000000000	0000000000	0000000000
	September 25, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	8,940	2,784	6,156
Subscriber relationships	83,158	33,678	49,480
Trade name	5,493	2,517	2,976
Publication rights	345	105	240

Total	$389,384	$173,241	$216,143

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

	00000000000	00000000000	00000000000
	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,833	$1,137
Advertiser relationships	286,478	116,618	169,860
Customer relationships	8,940	2,296	6,644
Subscriber relationships	83,158	29,987	53,171
Trade name	5,493	2,105	3,388
Publication rights	345	88	257

Total	$389,384	$154,927	$234,457

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.0 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and nine months ended September 25, 2011 and September 30, 2010 was $6,024, $6,130, $18,314 and $18,401, respectively. Estimated future amortization expense as of September 25, 2011 is as follows:

For the years ending the Sunday closest to December 31:
2011	6,087
2012	24,092
2013	23,809
2014	23,763
2015	23,730
Thereafter	114,662

Total	$216,143

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

As part of the annual impairment assessment, as of June 26, 2011, the fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results for the only remaining reporting unit having a goodwill balance, no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

As of September 25, 2011, a review of impairment indicators was performed and it was determined that an impairment analysis was not required.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at September 25, 2011 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of September 25, 2011, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

As required by the 2007 Credit Facility, as amended, on March 2, 2011 and March 5, 2010, the Company made principal payments of $11,249 and $2,513, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended December 31, 2010 and 2009, respectively. As of September 25, 2011, a total of $1,181,238 was outstanding under the 2007 Credit Facility; $662,284 was outstanding under the term loan facility, $247,121 was outstanding under the delayed draw term loan facility, $271,833 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $742,000.

Payment Schedule

As of September 25, 2011, scheduled principal payments of outstanding debt are as follows:

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

Fair Values of Derivative Instruments

	Liability Derivatives
	September 25, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$56,727	Derivative Instruments	$65,490

Total derivatives		$56,727		$65,490

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended September 25, 2011 and September 30, 2010

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Interest rate swaps	Gain (loss) on derivative instruments	$694	$(1,875)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$7,128	$2,170	Interest income/ (expense)	$(7,245)	$5,645	Other income/ (expense)	$31	$17

The Effect of Derivative Instruments on the Statement of Operations

for the Nine Months Ended September 25, 2011 and September 30, 2010

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Interest rate swaps	Gain (loss) on derivative instruments	$274	$(7,232)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$8,695	$(22,822)	Interest income/ (expense)	$(22,604)	$(14,472)	Other income/ (expense)	$68	$—

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three and nine months ended September 25, 2011, $(664) and $(1,467) was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next nine months is $(2,237).

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and paid a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the nine months ended September 25, 2011, $1,262 was amortized and recognized through earnings relating to the balance in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. As of September 25, 2011, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended September 25, 2011, the fair value of the swap increased by $1,179, of which $0 was recognized through earnings and $1,179 was recognized through accumulated other comprehensive income. During the nine months ended September 25, 2011, the fair value of the swap increased by $1,490, of which $0 was recognized through earnings and $1,490 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended September 25, 2011, the fair value of the swap increased by $2,757, of which a decrease of $32 was recognized through earnings and an increase of $2,789 was recognized through accumulated other comprehensive income. During the nine months ended September 25, 2011, the fair value of the swap increased by $3,366, of which a decrease of $45 was recognized through earnings and an increase of $3,411 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended September 25, 2011, the fair value of the swap increased by $2,304, of which a decrease of $32 was recognized through earnings and an increase of $2,336 was recognized through accumulated other comprehensive income. During the nine months ended September 25, 2011, the fair value of the swap increased by $2,877, of which a decrease of $39 was recognized through earnings and an increase of $2,916 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended September 25, 2011, the fair value of the swap increased by $919, of which $95 was recognized through earnings and $824 was recognized through accumulated other comprehensive income. During the nine months ended September 25, 2011, the fair value of the swap increased by $1,030, of which $152 was recognized through earnings and $878 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of September 25, 2011 and September 30, 2010 was $52,580 and $63,979, respectively.

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

As of September 25, 2011, Fortress and its affiliates beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $124,549 of the $1,181,238 outstanding under the 2007 Credit Facility, as amended as of September 25, 2011. These amounts were purchased on arms’ length terms in secondary market transactions.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the first nine months of 2011, a net increase to the valuation allowance of $7,512 would be necessary to offset additional deferred tax assets. Of this amount, a $10,960 increase was recognized through the Condensed Consolidated Statement of Operations and a $3,448 decrease was recognized through accumulated other comprehensive loss.

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

For the nine months ended September 25, 2011, the expected federal tax benefit at 34% is $9,633. The difference between the expected tax rate and the effective tax rate is primarily attributable to the tax effect of the federal valuation allowance of $9,518 and the tax effect related to non-deductible expenses of $115.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2008 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of September 25, 2011, and December 31, 2010, the Company had unrecognized tax benefits of approximately $5,003 and $4,913, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending September 25, 2011 and December 31, 2010. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and nine months ended September 25, 2011 and September 30, 2010.

	Three Months Ended September 25, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 25, 2011		Nine Months Ended September 30, 2010
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$11	$50	$14	$150	$32	$150	$41
Interest cost	310	76	303	83	930	229	908	250
Expected return on plan assets	(320)	—	(300)	—	(960)	—	(900)	—
Amortization of prior service cost	—	(114)	—	(118)	—	(342)	—	(353)
Amortization of unrecognized gain	85	—	25	—	255	—	75	—

Total	$125	$(27)	$78	$(21)	$375	$(81)	$233	$(62)

During the three and nine months ended September 25, 2011 and September 30, 2010, the Company recognized a total of $212, $175, $636 and $524 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.25%	5.28%
Rate of increase in future compensation levels	—	—
Expected return on assets	8.0%	—
Current year trend	—	9.0%
Ultimate year trend	—	5.0%
Year of ultimate trend	—	2019

(11) Assets Held for Sale

As of September 25, 2011 and December 31, 2010, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at September 25, 2011 and December 31, 2010:

	September 25, 2011	December 31, 2010
Long-term assets held for sale:
Property, plant and equipment, net	$936	$974

Total long-term assets held for sale	$936	$974

These assets are real property and no publication related assets are included.

During the nine months ended September 25, 2011 and twelve months ended December 31, 2010 the Company recorded an impairment charge in the amount of $355 and $545, respectively, related to property, plant and equipment which were classified as held for sale, refer to Note 12 for fair value measurement discussion.

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

The following tables provide fair value measurement information for each class of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
Liabilities
Derivatives as of December 31, 2010 (1)	$—	$—	$65,490	$65,490	Income
Derivatives as of September 25, 2011 (1)	—	—	56,727	56,727	Income

(1)	Derivative assets and liabilities consist of interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 25, 2011:

Derivative Liabilities
Balance as of December 31, 2010	$65,490
Total (gains) losses, net:
Included in earnings (or changes in net assets)	(68)
Included in other comprehensive income	(8,695)

Balance as of September 25, 2011	$56,727

During the nine months ended September 25, 2011 and twelve months ended December 31, 2010, the Company recorded an impairment charge in the amount of $355 and $545, respectively, related to property, plant and equipment which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value as of September 25, 2011 and December 31, 2010. Additionally, during the three months ended June 26, 2011, the Company wrote-off presses having a net book value of $1,696 related to the consolidation of its print operations, utilizing recent sale activity, Level 2 inputs.

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

Restricted cash at September 25, 2011 and December 31, 2010, in the aggregate amount of $5,182, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 431 community publications and more than 480 related websites and mobile sites and six yellow page directories, serves over 298,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	79 daily newspapers with total paid circulation of approximately 657,000;

•	257 weekly newspapers (published up to three times per week) with total paid circulation of approximately 488,000 and total free circulation of approximately 699,000;

•	95 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	over 480 locally focused websites and mobile sites, which extend our franchises onto the internet and mobile devices with approximately 70 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

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

We have experienced recent declines in advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent declines in advertising revenue we have experienced are typical in an economic downturn. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We also believe some of the decline is due to a secular shift from print media to digital media. The Company is making investments in digital platforms, such as online, mobile and applications, to support its print publications in order to capture this shift.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of September 25, 2011, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

Recent Developments

The newspaper industry and our company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to us of additional borrowings under our 2007 Credit Facility, which is discussed below. As a result, we previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

General economic conditions, including declines in consumer confidence, continued high unemployment levels, declines in real estate values, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet-based, digital medium. These conditions may continue to negatively impact advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

We performed testing for impairment of goodwill and newspaper mastheads as of June 26, 2011, June 30, 2010, June 30, 2009, December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. While no impairment charge was recognized as part of the 2011 or 2010 assessments, should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future. As of September 25, 2011, a review of impairment indicators was performed and it was determined that an impairment analysis was not required.

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

Results of Operations

The following table summarizes our historical results of operations for the three and nine months ended September 25, 2011 and September 30, 2010.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 25, 2011	Three months ended September 30, 2010	Nine months ended September 25, 2011	Nine months ended September 30, 2010
Revenues:
Advertising	$87,869	$97,010	$264,686	$292,346
Circulation	32,912	34,304	97,844	102,852
Commercial printing and other	6,362	6,592	18,824	20,028

Total revenues	127,143	137,906	381,354	415,226
Operating costs and expenses:
Operating costs	69,797	74,872	214,463	229,467
Selling, general, and administrative	36,642	38,956	113,359	121,578
Depreciation and amortization	10,485	11,366	32,315	34,858
Integration and reorganization costs	983	701	3,062	2,239
Impairment of long-lived assets	37	—	2,051	—
(Gain) loss on sale of assets	158	(26)	905	1,510

Operating income	9,041	12,037	15,199	25,574
Interest expense	14,441	15,118	42,690	45,076
Amortization of deferred financing costs	340	340	1,020	1,020
(Gain) loss on derivative instruments	(694)	1,875	(274)	7,232
Other (income) expense	94	(10)	94	(14)

Loss from continuing operations before income taxes	(5,140)	(5,286)	(28,331)	(27,740)
Income tax expense (benefit)	22	(351)	90	(160)

Loss from continuing operations	$(5,162)	$(4,935)	$(28,421)	$(27,580)

Three Months Ended September 25, 2011 Compared To Three Months Ended September 30, 2010

We moved to a consistent 52 week reporting cycle for all locations during the first quarter of 2011. As a result, the three months ended September 25, 2011 had 91 days compared to 92 days in the three months ended September 30, 2010 for approximately 40% of the business.

Revenue. Total revenue for the three months ended September 25, 2011 decreased by $10.8 million, or 7.8%, to $127.1 million from $137.9 million for the three months ended September 30, 2010. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $9.1 million, or 9.4%, decrease in advertising revenue, a $1.4 million, or 4.1%, decrease in circulation revenue and a $0.2 million, or 3.5%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. The decrease in commercial printing and other revenue was due to declines in external customer printing projects as a result of continued weak economic conditions as well as the strategic closure of certain of our print facilities.

Operating Costs. Operating costs for the three months ended September 25, 2011 decreased by $5.1 million, or 6.8%, to $69.8 million from $74.9 million for the three months ended September 30, 2010. The decrease in operating costs was primarily due to a decrease in compensation, newsprint, postage and utilities of $3.3 million, $1.3 million, $0.3 million and $0.2 million, respectively. The majority of these decreases were the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 25, 2011 decreased by $2.3 million, or 5.9%, to $36.6 million from $38.9 million for the three months ended September 30, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation expenses of $2.6 million. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 25, 2011 decreased by $0.9 million to $10.5 million from $11.4 million for the three months ended September 30, 2010. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2010, which reduced depreciation expense.

Integration and Reorganization Costs. During the three months ended September 25, 2011 and September 30, 2010, we recorded integration and reorganization costs of $1.0 million and $0.7 million, respectively, primarily resulting from severance costs related to the consolidation of certain print operations.

Interest Expense. Total interest expense for the three months ended September 25, 2011 decreased by $0.7 million, or 4.5%, to $14.4 million from $15.1 million for the three months ended September 30, 2010. The decrease was due to declines in interest rates and their related impact on our unhedged debt position and a decrease in our total outstanding debt.

(Gain) Loss on Derivative Instruments. During the three months ended September 25, 2011 and September 30, 2010, we recorded a net gain of $0.7 million and a net loss of $1.9 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended September 25, 2011 and September 30, 2010 was $5.2 million and $4.9 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

Nine Months Ended September 25, 2011 Compared To Nine Months Ended September 30, 2010

We moved to a consistent 52 week reporting cycle for all locations during the first quarter of 2011. As a result, the first nine months of 2011 had 268 days compared to 273 days in the first nine months of 2010 for approximately 40% of the business. The associated impact on prior year revenue is approximately $3.2 million and expense is approximately $2.0 million to $2.6 million. Comparisons below have not been adjusted for this calendar change.

Revenue. Total revenue for the nine months ended September 25, 2011 decreased by $33.9 million, or 8.2%, to $381.3 million from $415.2 million for the nine months ended September 30, 2010. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $27.7 million, or 9.5%, decrease in advertising revenue, a $5.0 million, or 4.9%, decrease in circulation revenue and a $1.2 million, or 6.0%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in digital. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. The advertising and circulation categories were also negatively impacted by severe weather in certain markets during the first and third quarters. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions as well as the strategic closure of certain of our print facilities.

Operating Costs. Operating costs for the nine months ended September 25, 2011 decreased by $15.0 million, or 6.5%, to $214.5 million from $229.5 million for the nine months ended September 30, 2010. The decrease in operating costs was primarily due to a decrease in compensation, delivery, postage, newsprint, supplies, utilities, ink, external printing and health insurance benefit expenses of $8.5 million, $1.6 million, $1.4 million, $1.2 million, $0.6 million, $0.4 million, $0.3 million, $0.2 million and $0.2 million, respectively. The majority of these decreases were the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 25, 2011 decreased by $8.2 million, or 6.8%, to $113.4 million from $121.6 million for the nine months ended September 30, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation and health insurance benefit expenses of $7.9 million and $0.5 million, respectively. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 25, 2011 decreased by $2.5 million to $32.3 million from $34.8 million for the nine months ended September 30, 2010. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2010, which reduced depreciation expense.

Integration and Reorganization Costs. During the nine months ended September 25, 2011 and September 30, 2010, we recorded integration and reorganization costs of $3.1 million and $2.2 million, respectively, primarily resulting from severance costs related to the consolidation of certain print operations.

Impairment of Long-Lived Assets. During the nine months ended September 25, 2011 we incurred an impairment charge of $2.1 million related to the consolidation of certain print operations and property, plant and equipment which were classified as held for sale. There were no such charges during the nine months ended September 30, 2010.

Interest Expense. Total interest expense for the nine months ended September 25, 2011 decreased by $2.4 million, or 5.3%, to $42.7 million from $45.1 million for the nine months ended September 30, 2010. The decrease was due to declines in interest rates and their related impact on our unhedged debt position and a decrease in our total outstanding debt.

(Gain) Loss on Derivative Instruments. During the nine months ended September 25, 2011 and September 30, 2010, we recorded a net gain of $0.3 million and a net loss of $7.2 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 25, 2011 and September 30, 2010 was $28.4 million and $27.6 million, respectively. Our net loss from continuing operations increased due to the factors noted above.

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

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of September 25, 2011 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

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

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended September 25, 2011	Nine months ended September 30, 2010
Cash provided by operating activities	$26,692	$30,012
Cash (used in) provided by investing activities	(42)	1,180
Cash used in financing activities	(11,249)	(10,517)

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 25, 2011 and September 30, 2010.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 25, 2011 was $26.7 million, a decrease of $3.3 million when compared to $30.0 million of cash provided by operating activities for the nine months ended September 30, 2010. This $3.3 million decrease was the result of a decrease in non-cash charges of $8.9 million and an increase in net loss of $0.7 million, which was offset by an increase in cash provided by working capital of $6.3 million.

The $6.3 million increase in cash provided by working capital for the nine months ended September 25, 2011 when compared to the nine months ended September 30, 2010 is primarily attributable to a decrease in prepaid expenses.

The $8.9 million decrease in non-cash charges primarily consisted of a decrease in loss on derivative instruments of $7.5 million, a decrease in depreciation and amortization of $2.5 million, a decrease in non-cash compensation expense of $0.9 million and a decrease in loss on sale of assets of $0.6 million. These decreases were partially offset by a $1.9 million increase in impairment of long-lived assets and $0.7 million increase in pension and other postretirement benefit obligations.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 25, 2011 was $0.04 million. During the nine months ended September 25, 2011, we used $2.4 million for capital expenditures, which was offset by $2.4 million we received from the sale of real property.

Net cash provided by investing activities for the nine months ended September 30, 2010 was $1.2 million. During the nine months ended September 30, 2010, we received $4.1 million from the collection of a receivable due from a previous real estate sale and the sale of other real property, which was offset by $2.9 million used for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 25, 2011 was $11.2 million due to a repayment under the 2007 Credit Facility.

Net cash used in financing activities for the nine months ended September 30, 2010 was $10.5 million, which primarily resulted from a $2.5 million repayment under the 2007 Credit Facility and an $8.0 million repayment under the 2008 Bridge Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2010 to September 25, 2011.

Accounts Receivable. Accounts receivable decreased $6.6 million from December 31, 2010 to September 25, 2011, which relates to the timing of cash collections and lower revenue recognized in 2011 compared to 2010.

Prepaid Expenses. Prepaid expenses decreased $6.2 million from December 31, 2010 to September 25, 2011, which primarily relates to the receipt of newsprint during the first quarter of 2011 that was prepaid at December 31, 2010 under a newsprint pricing agreement.

Property, Plant, and Equipment. Property, plant, and equipment decreased $17.2 million during the period from December 31, 2010 to September 25, 2011, of which $14.0 million relates to depreciation, $3.3 million relates to assets sold and held for sale, and $2.0 million relates to an impairment charge. These decreases in property, plant, and equipment were partially offset by $2.4 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $18.3 million from December 31, 2010 to September 25, 2011, due to amortization.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $11.2 million from December 31, 2010 to September 25, 2011, due to a principal payment as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 31, 2010.

Accounts Payable. Accounts payable increased $3.3 million from December 31, 2010 to September 25, 2011, which was primarily attributable to the timing of vendor payments.

Accrued Interest. Accrued interest increased $1.3 million from December 31, 2010 to September 25, 2011, which was primarily attributable to the timing of interest payments in relation to our calendar change.

Derivative Instruments. Derivative instrument liability decreased $8.8 million from December 31, 2010 to September 25, 2011, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $8.8 million from December 31, 2010 to September 25, 2011, which resulted from the change in fair value of the interest rate swaps of $8.8 million and a $0.3 million change related to the Company’s pension and post retirement plans, which was offset by a gain on derivative instruments due to amortization of $0.3 million,

Accumulated Deficit. Accumulated deficit increased $27.8 million from December 31, 2010 to September 25, 2011 from a net loss attributable to GateHouse Media, of $27.8 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from December 31, 2010 to September 25, 2011.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended September 25, 2011	Three months ended September 30, 2010	Nine months ended September 25, 2011	Nine months ended September 30, 2010
	(in thousands)
Loss from continuing operations	$(5,162)	$(4,935)	$(28,421)	$(27,580)
Income tax expense (benefit)	22	(351)	90	(160)
(Gain) loss on derivative instruments	(694)	1,875	(274)	7,232
Amortization of deferred financing costs	340	340	1,020	1,020
Interest expense	14,441	15,118	42,690	45,076
Impairment of long-lived assets	37	—	2,051	—
Depreciation and amortization	10,485	11,366	32,315	34,858

Adjusted EBITDA from continuing operations	$19,469 (a)	$23,413 (b)	$49,471 (c)	$60,446 (d)

(a)	Adjusted EBITDA for the three months ended September 25, 2011 included net expenses of $2,570, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,570 is non-cash compensation and other expense of $1,536, non-cash portion of postretirement benefits expense of $(107), integration and reorganization costs of $983 and a $158 loss on the sale of assets.
(b)	Adjusted EBITDA for the three months ended September 30, 2010 included net expenses of $1,604, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,604 is non-cash compensation and other expense of $1,114, non-cash portion of postretirement benefits expense of $(185), integration and reorganization costs of $701 and a $26 gain on the sale of assets.

Adjusted EBITDA also does not include $(5) from our discontinued operations.

(c)	Adjusted EBITDA for the nine months ended September 25, 2011 included net expenses of $8,077 which are one-time in nature or non-cash compensation. Included in these net expenses of $8,077 is non-cash compensation and other expense of $4,339, non-cash portion of postretirement benefits expense of $(229), integration and reorganization costs of $3,062 and a $905 loss on the sale of assets.
(d)	Adjusted EBITDA for the nine months ended September 30, 2010 included net expenses of $6,247 which are one-time in nature or non-cash compensation. Included in these net expenses of $6,247 is non-cash compensation and other expense of $3,030, non-cash portion of postretirement benefits expense of $(532), integration and reorganization costs of $2,239 and a $1,510 loss on the sale of assets.

Adjusted EBITDA also does not include $(28) from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month period ended September 25, 2011, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 31, 2010.

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

GATEHOUSE MEDIA, INC.

Date: October 28, 2011	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.1	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent.		8-K	99.1	April 7, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certification	x

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.