Form 10-K
period 2012-01-01
GateHouse Media, Inc.
filed 2012-03-08
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2012

I.C.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 24, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.1 million. The market value calculation was determined using a per share price of $0.11, the price at which the registrant’s common stock was last sold on the Over-the-Counter Bulletin Board System on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).

As of February 28, 2012, 58,077,031 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2012 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

GATEHOUSE MEDIA, INC.

FORM 10-K

FOR THE YEAR ENDED JANUARY 1, 2012

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

•	“2007 Credit Facility” refers to the amendment and restatement of the 2006 First Lien Facility that was entered into on February 27, 2007;

•	“2007 Financings” refers to the financing transactions contemplated by the 2007 Credit Facility, the First Amendment and the Bridge Facility;

•	“2008 Bridge Facility” refers to the Bridge Credit Agreement entered into with Barclays on February 15, 2008;

•	“Agency Amendment” refers to the amendment to the 2007 Credit Facility that was entered into as of March 30, 2011;

•	“Agent” refers to the Administrative Agent and Control Agent under the 2007 Credit Facility;

•	“Barclays” refers to Barclays Capital;

•	“Bridge Facility” refers to the bridge term loan credit facility that was entered into on April 11, 2007;

•	“Copley” refers to The Copley Press, Inc.;

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

•	“GateHouse Media,” “GateHouse,” the “Company,” “we,” “our” and “us” refer to GateHouse Media, Inc. and its subsidiaries and predecessor entities;

•	“Gleacher” refers to Gleacher Products Corp.;

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

Any data set forth anywhere in this report on Form 10-K regarding the number of our products, circulation, facilities, markets or employees is as of January 1, 2012, unless otherwise indicated.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited, to the risks identified by us under the heading “Risk Factors” in Item 1A of this report. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1.	Business

General Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 435 community publications and more than 585 related websites and mobile sites and six yellow page directories, serves over 296,000 business advertising accounts and reaches approximately 10 million people on a weekly basis. All data contained in this report regarding the number of our products, circulation, facilities or employees is as of January 1, 2012, unless otherwise indicated.

Our core products include:

•	79 daily newspapers with total paid circulation of approximately 645,000;

•	261 weekly newspapers (published up to three times per week) with total paid circulation of approximately 456,000 and total free circulation of approximately 701,000;

•	95 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	over 585 locally focused websites and mobile sites, which extend our franchises onto the internet and mobile devices with approximately 71 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. During the last twelve months, we created approximately 19 niche publications.

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

More than 84% of our daily newspapers have been published for more than 100 years and 100% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

We have a history of growth through acquisitions and new product launches. Since our inception, we have acquired 420 daily and weekly newspapers, shoppers and directories. We believe we have demonstrated an ability to successfully integrate acquired publications and improve their performance through sound and consistent management practice, including revenue generating and direct cost saving initiatives. We believe that the current economic environment, however, has limited and will continue to limit our ability to grow through acquisition in the near-term. As a result we are more focused on transforming our business to a locally oriented multi-media content and advertising business as well as cost reductions and de-levering opportunities. As part of the cost reductions we have engaged in a series of individual restructuring programs, designed primarily to right size our employee base, consolidate facilities and improve operations. Given our scale, we see significant long-term opportunities to resume our acquisition and integration strategy within the highly fragmented local media industry.

We operate in 340 markets across 21 states. A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and provide consistent management practices. We share best practices across our organization, giving each publication the benefit of proven and executable revenue producing and cost saving initiatives. We regionally cluster functions such as ad composition, accounting and production and give each publication in a cluster access to top quality production equipment, which we believe enables us to cost-efficiently provide superior products and service to our customers. We are also centralizing certain functions across the entire company, particularly in the ad production and content areas in an effort to become more efficient and better serve our publications and customers. In addition, we believe that our size allows us to achieve economies of scale.

Compared with the industry as a whole, we believe that our advertising revenue tends to be less volatile, especially during economic downturns, such as the one we recently experienced. We believe that our lower than average industry advertising revenue volatility is a result of our geographic diversity, with our revenues coming from markets across 21 states, the large number of products we publish and our fragmented, diversified local advertising customer base. We also believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels in which to reach the local audience. We believe we are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

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

Advertising Market

The primary sources of advertising revenue for local publications are small businesses, corporations, government agencies and individuals who reside in the market that a publication serves. By combining paid circulation publications with total market coverage publications such as shoppers and other specialty publications (tailored to the specific attributes of a local community), local publications are able to reach nearly 100% of the households in a distribution area. As macroeconomic conditions in advertising change due to increasing internet and mobile usage and the wide array of available information sources, we have seen advertisers shift their focus to have a digital component to their local advertising strategy. To that end, in addition to printed products, the majority of our local publications have an online presence that further leverages the local brand, ensures higher penetration into the market, and provides a digital alternative for local advertisers.

Digital Media

The time spent online and on mobile devices each day by media consumers continues to grow and newspaper web and mobile sites offer a wide variety of content providing comprehensive, in-depth and up to the minute coverage of news and current events. The ability to generate, publish and archive more news and information than most other sources has allowed newspapers to produce some of the most visited sites on the internet. Newspaper websites have shown to be some of the most visited websites by online media news consumers.

We believe that our local publications are well positioned to capitalize on their existing market franchises and grow their total audience base by publishing proprietary local content digitally; via the internet, mobile websites and apps. Local digital media include traditional classifieds, directories of business information, local advertising, databases, audience-contributed content and mobile applications. We believe this additional community-specific content will further extend and expand both the reach and the brand of our publications with readers and advertisers. We believe that building a strong local digital business extends the core audience of a local publication.

The opportunity created by the extension of the core audience makes local digital advertising an attractive complement for existing print advertisers, while opening up new opportunities to attract local advertisers that have never advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they typically are not significant advertisers in community publications, we believe the digital media offers them a powerful medium to reach local audiences. This opportunity is further enhanced by our behavioral targeting products which allow advertisers to reach specific demographics of our audience. We also plan to hire a new digital only sales force to focus on digital growth in key market DMAs.

Circulation

Overall daily newspaper circulation, including national and urban newspapers, has been declining steadily over the past several years. Small and midsize local market newspapers have generally had smaller declines and more stability in their paid circulation volumes due to the relevant and unique hyper-local news they produce. In addition, this unique and valuable hyper-local content allows smaller market newspapers to continue to raise prices, leading to stable circulation revenues.

Our Strategy

We plan to maximize our revenue and cash flow potential in the existing economic and industry climate through a combination of (i) organic growth in our existing portfolio, especially in our digital based products, (ii) taking advantage of cost reductions and de-leveraging opportunities, and (iii) the realization of economies of scale and operating efficiencies. Given our scale, we see significant long-term opportunities to continue our previous acquisition and integration strategy. The key elements of our strategy are:

Maintain Our Dominance in the Delivery of Proprietary Content in Our Communities. We seek to maintain our position as a leading provider of local content in the markets we serve and to leverage this position to strengthen our relationships with both readers and advertisers, thereby increasing penetration rates and market share. A critical aspect of this approach is to continue to provide local content that is not readily obtainable elsewhere and to be able to deliver that content to our customers across multiple print and digital platforms. We believe it is very important for us to protect the content from unauthorized users who use it for their own commercial purposes. We also believe it is important for us to develop subscription revenue streams from our digital content.

Strengthening our Balance Sheet and Managing our Operations. Our focus continues to be on strengthening our balance sheet and managing our operations. From an operations standpoint, we intend to continue to focus on our digital business. We will continue to invest in recruitment and training of our sales executives in order to train them to become multi-media sales staff as well as capture new or additional revenues and market share. With our revolving credit facility balance at zero and no amortization on our long term credit facility that matures in 2014, we believe that we have increased flexibility to use available cash generated from operations to invest in growing our business organically, strengthen our balance sheet, build liquidity, and put ourselves in a position to potentially take advantage of the dislocation in the markets, particularly with regard to valuations.

In addition, we intend to continue to aggressively pursue permanent cost reductions on our controllable expenses and look for ways to manage inflationary pressures and to become more efficient.

Leverage Benefits of Scale and Clustering to Increase Cash Flows and Operating Profit Margins. We recently changed our organizational structure to be more vertical by functional area in order to create greater focus and accountability. We intend to continue to take advantage of geographic clustering and company wide centralization of key functions to realize operating and economic efficiencies in areas such as labor, production, overhead, raw materials and distribution costs. We believe we will be able to increase our cash flows and expand our operating profit margins as we streamline and further centralize ad production and content purchasing, administrative functions, and other duplicative functions completed in the field.

Increase Sales Force Productivity. We aim to continue to increase the productivity of our sales force and, in turn, help maximize advertising revenues. We also aim to create a multi-media sales culture and feel that is critical to our long term success. Our approach includes ongoing company-wide training of sales representatives and sales managers that focuses on strengthening their ability to gather relevant demographic information, to understand multi-media and product portfolio sales, to design effective customer presentation, effectively utilize time and close on sales calls. Our training includes sharing “best practices” of our most successful account representatives. We regularly evaluate the performance of our sales representatives and sales management and implement contests and other incentive compensation programs. We have recently redesigned our sales compensation structure to put a greater emphasis on key digital growth areas and new generation. We also regularly evaluate our advertising rates to ensure we are maximizing revenue opportunities. We believe better accountability and measurement of our sales force, when combined with training and access to better demographic and marketing information, will lead to greater productivity and revenue from our sales force.

Introduce New Products or Modify Our Products to Enhance the Value Proposition for Our Advertisers. We believe that our established positions in local markets, combined with our publishing and distribution capabilities, allow us to develop and customize new products to address the evolving interests and needs of our readers and advertisers. These products are often specialty publications, print and digital, that address specific interests such as employment, healthcare, hobbies and real estate. In addition, we intend to capitalize upon our unique position in local markets to introduce other marketing oriented products such as directories, magazines, shoppers and other niche publications in both online and print to further enhance our value to advertisers. We are actively developing web and mobile products, including deal platforms, mobile websites and applications, and continue to expand the number of locations offering behavioral targeted advertising. We are also looking at developing new businesses by leveraging our core strengths that have the potential to grow beyond our existing markets.

Pursue a Content-Driven Internet Strategy. We believe that we are well-positioned to increase our digital penetration and generate additional online audience and revenues due to both our ability to deliver unique local content and our relationships with readers and advertisers. We believe this presents an opportunity to increase our overall audience penetration rates and drive additional subscription revenues in each of the communities we serve. We expect that centralizing our technology and building a network of websites will allow us to aggregate classified advertisements and build online classified products in areas such as real estate, automotive and recruitment. We also have the ability to sell online display advertising and online video advertising locally and nationally. Finally, we intend to share resources across our organization in order to give each of our publications access to technology, online management expertise, content and advertisers that they may not have been able to obtain or afford if they were operating independently.

Products

Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers and (iv) niche publications. Most of these publications have a digital presence as discussed in the following table. Some of the key characteristics of each of these types of publications are also summarized in the table below.

	Daily Newspapers	Weekly Newspapers	Shoppers	Niche Publications
Cost:	Paid	Paid and free	Paid and free	Paid and free

Distribution:	Distributed four to seven days per week	Distributed one to three days per week	Distributed weekly	Distributed weekly, monthly or on annual basis

Format:	Printed on newsprint, folded	Printed on newsprint, folded	Printed on newsprint, folded or booklet	Printed on newsprint or glossy, folded, booklet, magazine or book

Content:	50% editorial (local news and coverage of community events, some national headlines) and 50% ads (including classifieds)	50% editorial (local news and coverage of community events, some national headlines for smaller markets which cannot support a daily newspaper) and 50% ads (including classifieds)	Almost 100% ads, primarily classifieds, display and inserts	Niche content and targeted ads (e.g., Chamber of Commerce city guides, tourism guides and special interest publications such as, seniors, golf, real estate, calendars and directories)

Income:	Revenue from advertisers, subscribers, rack/box sales	Paid: Revenue from advertising, subscribers, rack/box sales	Paid: Revenue from advertising, rack/box sales	Paid: Revenue from advertising, rack/box sales

		Free: Advertising revenue only, provide 100% market coverage.	Free: Advertising revenue only, provide 100% market coverage	Free: Advertising revenue only

Internet Availability:	Maintain locally oriented websites, mobile sites and mobile apps, for select locations	Major publications maintain locally oriented websites and mobile sites for select locations	Major publications maintain locally oriented websites	Selectively available online

Overview of Operations

We operate in five geographic regions: Western, Midwest, New England, Atlantic and Great Lakes. We are in the process of further reorganizing the management structure of our operations, which will allow us to better address the unique needs of the various types of publications we produce. We are also expanding our functional team to include management dedicated to Digital Revenue and Consumer Marketing. We believe this new organization structure enables us to focus on expanding our digital offerings across the organization while preserving our print products. The discussion that follows is based on our management structure as of year end. A list of our dailies, weeklies, shoppers and websites in each of our geographic regions is included under “List of Our Dailies, Weeklies, Shoppers, Websites and Directories” in this report. We also operate over 585 related websites and mobile sites.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation (1)
Operating Region	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Western	23	61	25	303,416	620,158	923,574
Midwest	28	55	35	154,125	546,757	700,882
New England	7	112	3	305,625	363,611	669,236
Atlantic	10	29	20	201,190	382,071	583,261
Great Lakes	11	4	12	136,401	342,724	479,125

Total	79	261	95	1,100,757	2,255,321	3,356,078

(1)	Circulation statistics are estimated by our management as of January 1, 2012, except that audited circulation statistics, to the extent available, are utilized as of the audit date.

Western Region. Our Western region encompasses Illinois, California, and Colorado with a total of 23 daily newspapers, 61 weekly newspapers and 25 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across this region.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. With major daily newspapers in Rockford, Peoria, and the state capital of Springfield, coupled with the southern and western Chicago suburbs, we are the largest publishing company in Illinois. 20 paid daily newspapers, 35 paid weekly newspapers, 18 free weekly papers, and 20 shoppers provide inclusive coverage across our three main clusters which are further supported by four print production facilities.

The suburban Chicago cluster publishes 22 weekly newspapers in the western suburbs. Coupled with these publications is the door-to-door Independent Delivery Service which offers targeted delivery to over 2 million households per week in the nine county suburban Chicago cluster.

Approximately 85 miles to the west of the Chicago suburban cluster is the Rockford Register Star supported by its 41,594 daily paid circulation base and its TMC product The Weekly, with four zoned editions. The Rockford Register Star operates successful web sites that have more than 1.0 million combined monthly unique visitors.

The western cluster of Illinois is composed of seven daily newspapers, 16 weekly newspapers, and seven shoppers. The Peoria Journal Star with its daily paid circulation of 60,094 also provided print efficiencies to our neighboring publications. This coupled with the print capacities of our Galesburg print facility located at The Register-Mail has enhanced print and distribution levels. The market we serve includes manufacturing facilities for Caterpillar and John Deere, higher education including Bradley University, Monmouth College, Knox College, and Western Illinois University, various health care centers and providers, and agricultural companies such as Pioneer and Monsanto. The Peoria Journal Star also has web sites with combined monthly unique visitors of more than 1.0 million.

The Springfield State Journal-Register with a daily paid circulation of 40,595 covers the state capital of Illinois. The State Journal-Register also has successful web sites with combined monthly unique visitors of more than 1.3 million. Further south, the SI Trader with its paid weekly circulation of 12,039, adds further support to the additional eight daily newspapers, 12 paid weekly publications, and 10 weekly shoppers throughout this section of the state.

La Junta in the southeastern part of the state represents the Colorado properties. Along with La Junta we also serve Bent County and Fowler and produce the weekly agricultural newspaper, The Ag Journal.

We are represented in California by two daily newspapers in Ridgecrest and Yreka, five paid weekly papers in Dunsmuir, Mt. Shasta, Weed, Gridley and Taft, and five shoppers in Gridley, Mt. Shasta, Ridgecrest and Yreka. These publications reach from northern California through the southern desert and China Lake naval base in Ridgecrest.

The following table sets forth information regarding the number of publications and production facilities in the Western region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	20	53	20	4
California	2	5	5	2
Colorado	1	3	0	1

Total	23	61	25	7

Midwest Region. Our Midwest region comprises 28 daily newspapers, 55 weekly newspapers and 35 shoppers in parts of Missouri, Kansas, Arkansas, Oklahoma, Tennessee, Louisiana, Minnesota, Nebraska, North Dakota and Iowa. Each of our daily newspapers and five of our weeklies in the Midwest region serve communities located in a county seat. Our daily and weekly news products in this region average more than 100 years in continuous operation and our shopper publications are among the first ever published, with histories dating to the early 1960s.

The greatest concentration of circulation and market presence in our Midwest region is in northern Missouri where we operate seven daily newspapers and three weekly newspapers and seven shoppers. We serve the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

Our southern Missouri operations are clustered around Lake of the Ozarks and Joplin. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily newspapers, eight weekly newspapers and three shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.

Located in southwest Missouri and southeast Kansas is our Joplin cluster with three daily and four weekly newspapers and four shoppers, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort, several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall.

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

The Wichita cluster, with a population of approximately 600,000 people, consists of three dailies, six weeklies and three shoppers in the towns of Andover, Augusta, El Dorado, Pratt, Wellington, Newton and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertisers a package providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a major component of the local economy.

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

The following table sets forth information regarding the number of publications and production facilities in the Midwest region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Missouri	13	15	14	5
Kansas	6	9	7	1
Louisiana	1	8	4	1
Arkansas	3	11	0	2
Minnesota	1	8	6	0
Oklahoma	2	1	1	2
Nebraska	0	2	2	1
North Dakota	1	0	1	1
Iowa	0	1	0	0
Tennessee	1	0	0	0

Total	28	55	35	13

New England Region. We are one of the largest community newspaper publishers in New England by number of daily publications and quite a large concentration of weekly newspapers, serving 113 communities in markets across eastern Massachusetts and Norwich, Connecticut. The three largest daily newspapers in this region are: The Patriot Ledger (founded in 1837 with circulation of 38,575), the Enterprise (founded in 1880 with circulation of 21,870) and the MetroWest Daily News (founded in 1897 with circulation of 17,655). The New England region also has over 173 web sites, with more than 3.8 million average combined monthly unique visitors.

Many of the towns within our New England region were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our New England region has 31 daily and weekly newspapers that are over 100 years old.

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

Eastern Massachusetts is also an employment center for leading growth industries such as technology, biotechnology, healthcare and higher education. Many of the region’s leading employers are located in the communities served by our New England region’s publications.

Our Norwich, Connecticut publication diversifies the New England region as the eastern Connecticut economy differs from the nation and New England markedly. Primary economic drivers include casinos, military submarine manufacture and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.

The following table sets forth information regarding the number of publications and production facilities in the New England region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	6	111	2	3
Connecticut	1	1	1	0

Total	7	112	3	3

Atlantic Region. Our Atlantic region comprises of publications in New York, Pennsylvania, Delaware and West Virginia. The region is anchored by clusters in the southern tier of New York, Rochester/Canandaigua New York, Central New York, Pennsylvania/West Virginia and Delaware. All of our 10 dailies in the Atlantic region date back more than 100 years. The Atlantic region also has web sites totaling more than 1.3 million combined monthly unique visitors.

In southwestern New York, our operations are centered around five publications based in Steuben County. In Corning, The Leader, a 8,633 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,850 circulation Steuben Courier, a free-distribution weekly. The Hornell-Canisteo Penn-E-Saver, a standalone shopper, solidifies this flagship group.

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

We enjoy a strong presence in Upstate New York, including the popular Finger Lakes Region and the greater Rochester area. In this region we maintain a combination of 16 publications that span four counties and have a combined circulation of 140,739. This growing commercial market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of Messenger Post Media is the 7,441 circulation Daily Messenger in Canandaigua.

The Central New York cluster is anchored by the Observer-Dispatch in Utica New York which has circulation of 30,607. The Utica operations include one daily and two shoppers and a weekly newspaper in Hamilton. Utica also has web sites with combined monthly unique visitors of more than 380,000. Other dailies in this group are located in Herkimer and Little Falls along with weekly and pennysavers in Liberty and Saugerties. The Utica and Herkimer County operations take advantage of numerous synergies in printing, circulation, and advertising.

Our Pennsylvania/West Virginia cluster includes dailies in Waynesboro, Pennsylvania, Keyser and Ripley, West Virginia. We also have two weeklies throughout the group and a commercial printing operation in Ravenswood, West Virginia.

The Delaware cluster publishes six weekly newspapers, one shopper, and various specialty papers that cover most of the state of Delaware, and range from suburban Wilmington in the north to Georgetown, Delaware at the south end of the state. The weekly Express shopper serves nearly all of lower Delaware and a good portion of the Eastern Shore of Maryland. Circulation for the cluster is primarily free, and totals approximately 95,792 weekly.

The following table sets forth information regarding the number of publications and production facilities in the Atlantic region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
New York	7	17	15	1
Pennsylvania	2	4	2	2
Delaware	0	6	1	1
West Virginia	1	2	2	2

Total	10	29	20	6

Great Lakes Region. Our Great Lakes region comprises 11 daily newspapers, 4 weekly newspapers and 12 shoppers in Michigan and Ohio.

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

We have a strong presence in southern Michigan where five of our dailies, Adrian, Coldwater, Holland, Hillsdale and Sturgis, along with three weeklies and seven shoppers blanket the southern tier of the state and into Indiana. The 14,966 circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

The Ohio cluster is anchored in Canton, Ohio, the seventh largest city in the state and home to the Pro Football Hall of Fame, and covers Stark and Tuscarawas Counties. It is comprised of three daily newspapers, one weekly publication and two shoppers. The Repository is a 55,225 daily newspaper that covers the entire area of Stark County. The Dover New Philadelphia Times Reporter is a 18,034 daily publication located 40 miles south of Canton in Tuscarawas County. The Massillon Independent is a 9,405 circulation daily that circulates in western Stark County. The Suburbanite is a 32,600 weekly publication that circulates in the affluent northern Stark County area. The Ohio cluster has very successful web sites with more than 1.8 million combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

The following table sets forth information regarding the number of publications and production facilities in the Great Lakes region:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Michigan	8	3	10	5
Ohio	3	1	2	2

Total	11	4	12	7

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

Revenue

Our operations generate three primary types of revenue: advertising, circulation (including home delivery subscriptions and single copy sales) and other (primarily commercial printing). In 2011, these revenue streams accounted for approximately 70%, 25% and 5%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue in 2011, 2010 and 2009 was as follows:

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Revenue:
Advertising	$365,563	$395,794	$409,627
Circulation	134,201	136,377	142,023
Commercial printing and other	26,029	26,417	33,143

Total revenue	$525,793	$558,588	$584,793

Advertising

Advertising revenue, which includes revenue generated from online and mobile products, is the largest component of our revenue, accounting for approximately 70%, 71% and 70% of our total revenue in 2011, 2010 and 2009, respectively. We categorize advertising as follows:

•

Local Retail—local retailers, local stores for national retailers, grocers, department and furniture stores, local financial institutions, niche shops, restaurants and other consumer related businesses.

•	Local Classified—local employment, automotive, real estate and other advertising.

•	Online—banner, display, classified, behavioral targeting, search and other advertising on websites or mobile devices.

•	National—national and major accounts such as wireless communications companies, airlines and hotels.

We believe that our advertising revenue tends to be less volatile than the advertising revenue of large metropolitan and national print media because we rely primarily on local, rather than national, advertising and we have less exposure to classified revenue than others within our industry. We generally derive 95% or more of our advertising revenue from local advertising (local retail, local classified and online) and less than 5% from national advertising. We believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer effective advertising channels through which they may reach their customers. We are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

Our advertising rate structures vary among our publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics. Our corporate management works with our local newspaper management to approve advertising rates and a portion of our publishers’ incentive compensation is based upon growing advertising revenue. We have redesigned our sales compensation program by putting a greater emphasis on digital and new business growth. We share advertising concepts throughout our network of publishers and advertising directors including periodic special section programs, enabling them to utilize advertising products and sales strategies that are successful in other markets we serve.

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2009, 2010 or 2011 and our 20 largest advertisers account for less than 5% of total revenue.

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

We have experienced declines in advertising revenue over the past few years, due primarily to a combination of the economic recession and secular pressures on the business. We continue to search for organic growth opportunities, specifically in our online advertising and ways to stabilize print revenue declines through new product launches and pricing.

Circulation

Our circulation revenue is derived from home delivery sales to subscribers and single copy sales at retail stores and vending racks and boxes. We own 79 paid daily publications that range in circulation from approximately 500 to over 61,000 and 188 paid weekly publications that range in circulation from approximately 100 to 19,000. Circulation revenue accounted for approximately 25%, 24% and 24% of our total revenue in 2011, 2010 and 2009, respectively.

Subscriptions are typically sold for three to twelve-month terms and often include promotions to extend the average subscription period. We implement marketing programs to increase readership through subscription and single copy sales, including company-wide and local circulation contests, door-to-door sales and strategic alliances with local schools in the form of “Newspapers in Education” programs. In addition, since the adoption of the Telemarketing Sales Rule by the Federal Trade Commission in 2003, which created a national “do not call” registry, we have increased our use of “EZ Pay” programs, direct mail campaigns, door to door sales, kiosks, sampling programs, in-paper promotions and online promotions to increase our circulation.

We encourage subscriber use of EZ Pay, a monthly credit card charge or direct bank debit payment program, which has led to higher retention rates for subscribers. We also use an active stop-loss program for all expiring subscribers. Additionally, in order to improve our circulation revenue and circulation trends, we periodically review the need for quality enhancements, such as:

•	Increasing the amount of unique hyper-local content;

•	Increasing the use of color and color photographs;

•	Improving graphic design, including complete redesigns;

•	Developing creative and interactive promotional campaigns; and

•	Improving customer service and company wide customer retention efforts.

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

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Other sources of revenue, including commercial printing, accounted for approximately 5%, 5% and 6% of our total revenue in 2011, 2010 and 2009, respectively.

Printing and Distribution

We own and operate 36 print facilities. Each of our print facilities produce 10 publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. We continuously evaluate lower cost options for newspaper delivery. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Newsprint

We are a member of a consortium which enables our local publishers to obtain favorable pricing when investing in newsprint by going to local mills at reduced rates negotiated by the consortium. As a result, we have generally been able to purchase newsprint at a price of $10 to $12 per metric ton below the market price. In addition we have an agreement with a newsprint vendor to supply certain of our properties with all their newsprint requirements at a fixed price. We generally maintain a 45 to 55 day inventory of newsprint. Newsprint is a readily available commodity.

Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. The average market price of newsprint during 2011 was approximately $657 per metric ton.

In 2011 we consumed approximately 50,500 metric tons of newsprint (inclusive of commercial printing) and the cost of our newsprint consumption totaled approximately $33.9 million. Our newsprint expense typically averages less than 10% of total revenue, which generally compares favorably to larger, metropolitan newspapers.

For 2011 and 2012 purchases we negotiated a fixed price for approximately 75% of our newsprint tons which allowed us to eliminate some of the volatility of the market price.

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

Western Region. The Western region consists of 82 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market we are in, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services advertisers such as attorneys and doctors and not the local retail advertisers, as is the focus with our non-directory publications. In the Western region, we face regional competition with three of our daily newspapers in Illinois. Lee Enterprises has the Southern Illinoisan that is located in Carbondale. This is a regional newspaper that competes with our dailies in Marion, Benton, West Frankfort and DuQuoin. In all four of these cases, we believe our publications are the dominant local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and is not significant. We have very little television competition in the Western region because of our geographic location in relation to major markets. There are no local television affiliates in our markets.

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

Management and Employees

The 13 members of our executive management team have an average of 20 years of industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles. We also have a seasoned team of managers at the local level, where our 91 publishers have an average of approximately 25 years of industry experience.

As of January 1, 2012, we had approximately 4,527 full time equivalent employees, consisting of hourly and salaried employees. We employ union personnel at a number of our core publications representing approximately 665 full-time equivalent employees. As of January 1, 2012 there were 23 collective bargaining agreements covering union personnel. Five of these agreements, representing employees in Massachusetts, Michigan and Illinois, expire in 2012. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

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

Western Region

State	City	Masthead	Circulation Type
Illinois	Benton	Benton Evening News www.bentoneveningnews.com	Daily
	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Du Quoin	Du Quoin Evening Call www.duquoin.com	Daily
	El Dorado	El Dorado Daily Journal	Daily
	Freeport	The Journal Standard www.journalstandard.com	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Harrisburg	Harrisburg Daily Register www.dailyregister.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Marion	The Daily Republican www.dailyrepublicannews.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	Rockford	Rockford Register Star www.rrstar.com www.rockfordwoman.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	West Frankfort	Daily American www.dailyamericannews.com	Daily
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly

State	City	Masthead	Circulation Type
	Addison/Bensenville/ Wood Dale	Press www.mysuburbanlife.com/addison www.mysuburbanlife.com/bensenville www.mysuburbanlife.com/wooddale	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Berwyn/Cicero/Forest View/Stickney	Berwyn/Cicero Life www.mysuburbanlife.com/berwyn www.mysuburbanlife.com/cicero www.mysuburbanlife.com/forestview www.mysuburbanlife.com/stickney	Paid Weekly
	Brookfield/Riverside/Lyons/ McCook/North Riverside	Suburban Life www.mysuburbanlife.com/brookfield www.mysuburbanlife.com/riverside www.mysuburbanlife.com/lyons www.mysuburbanlife.com/mccook www.mysuburbanlife.com/northriverside	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly
Carol Stream/ Roselle/Bloomingdale/ Bartlett/Glendale Heights/ Hanover Park/Itasca/ Streamwood

Press

www.mysuburbanlife.com/carolstream www.mysuburbanlife.com/roselle www.mysuburbanlife.com/bloomingdale www.mysuburbanlife.com/bartlett www.mysuburbanlife.com/glendaleheights www.mysuburbanlife.com/hanoverpark www.mysuburbanlife.com/itasca www.mysuburbanlife.com/streamwood

Paid Weekly
	Chester	Randolph County Herald Tribune www.randolphcountyheraldtribune.com	Paid Weekly
	Christopher	The Progress	Paid Weekly
	Downers Grove	Pro-Football Weekly	Paid Weekly
	Du Quoin	Du Quoin News	Paid Weekly
	Du Quoin	Ashley News	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Clay County Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News www.galvanews.com	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Huntley/Marengo	Farmside www.mysuburbanlife.com/huntley www.mysuburbanlife.com/marengo	Paid Weekly

State	City	Masthead	Circulation Type
LaGrange/Westchester/ Berkeley/Broadview/ Hillside/Hodgkins/Indian Head Park/LaGrange Park/ Western Springs/Willow Springs/Countryside

Suburban Life

www.mysuburbanlife.com/lagrange

www.mysuburbanlife.com/westchester www.mysuburbanlife.com/berkeley www.mysuburbanlife.com/broadview www.mysuburbanlife.com/hillside www.mysuburbanlife.com/hodgkins www.mysuburbanlife.com/indianheadpark www.mysuburbanlife.com/lagrangepark www.mysuburbanlife.com/westernsprings www.mysuburbanlife.com/willowsprings www.mysuburbanlife.com/countryside

Paid Weekly
	Lemont	Reporter www.mysuburbanlife.com/lemont	Paid Weekly
	Murphysboro	Murphysboro American www.murphysboroamerican.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Shawneetown	Ridgway News	Paid Weekly
	Shawneetown	Gallatin Democrat	Paid Weekly
	Steelville	The Steelville Ledger	Paid Weekly
	Teutopolis	Teutopolis Press-Deiterich Gazette www.teutopolispress.com	Paid Weekly
	Villa Park	Argus www.mysuburbanlife.com/villapark	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Westmont	Progress www.mysuburbanlife.com/westmont	Paid Weekly
	Winfield/Warrenville/ West Chicago	Press www.mysuburbanlife.com/winfield www.mysuburbanlife.com/warrenville www.mysuburbanlife.com/westchicago	Paid Weekly
	Woodridge	Reporter www.mysuburbanlife.com/woodridge	Paid Weekly
	Batavia	Republican www.mysuburbanlife.com/batavia	Free Weekly
	Bolingbrook/Romeoville	Reporter www.mysuburbanlife.com/bolingbrook www.mysuburbanlife.com/romeoville	Free Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
	Downers Grove	Reporter www.mysuburbanlife.com/downersgrove	Free Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly

State	City	Masthead	Circulation Type
	Elmhurst/Oak Brook Terrace	Press www.mysuburbanlife.com/elmhurst www.mysuburbanlife.com/oakbrookterrace	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Geneva	Republican www.mysuburbanlife.com/geneva	Free Weekly
	Glen Ellyn	News www.mysuburbanlife.com/glenellyn	Free Weekly
Hinsdale/Darien/Burr Ridge/ Clarendon Hills/ Oak Brook/ Willowbrook

Suburban Life

www.mysuburbanlife.com/hinsdale www.mysuburbanlife.com/darien www.mysuburbanlife.com/burrridge www.mysuburbanlife.com/clarendonhills www.mysuburbanlife.com/oakbrook www.mysuburbanlife.com/willowbrook

Free Weekly
	Lisle/Naperville	Reporter www.mysuburbanlife.com/lisle www.mysuburbanlife.com/naperville	Free Weekly
	Lombard	Spectator www.mysuburbanlife.com/lombard	Free Weekly
	Macomb	Daily Brief	Free Weekly
	Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
	Morton	Morton Times News www.mortontimesnews.com	Free Weekly
	St Charles/Wayne	Republican www.mysuburbanlife.com/stcharles www.mysuburbanlife.com/wayne	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Wheaton	Leader www.mysuburbanlife.com/wheaton	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Carmi	White County Shopper News	Shopper
	Flora	CCAP Special	Shopper
	Freeport	The Scene	Shopper
	Galatia	Money Stretcher www.galatiamoneystretcher.com	Shopper
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Lincoln	Logan County Shopper	Shopper
	Macomb	McDonough County Choice	Shopper
	Marion	This Week in Williamson County	Shopper
	Monmouth	Pennysaver	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper
	Peoria	JS Shopper	Shopper
	Peoria	Pekin Extra	Shopper
	Pontiac	Livingston Shopping News	Shopper
	Rockford	The Weekly	Shopper

State	City	Masthead	Circulation Type
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
	West Frankfort	Free Press	Shopper
California	Ridgecrest	The Daily Independent www.ridgecrestca.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Spotlight	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Yreka	Siskiyou Seen www.siskiyoudaily.com	Shopper
Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Pimas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly

Midwest Region

State	City	Masthead	Circulation Type
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Carthage	The Carthage Press www.carthagepress.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Macon	Chronicle Herald www.maconch.com	Daily
	Maryville	Maryville Daily Forum www.maryvilledailyforum.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Greenfield	The Vedette www.greenfieldvedette.com	Paid Weekly
	St James	St James Leader Journal www.leaderjournal.com	Paid Weekly
	Boonville	Weekly	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Wednesday TMC	Free Weekly
	Eldon	Eldon Weekly Standard	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News “Plus”	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Brookfield	Sho-Me Shopper	Shopper

State	City	Masthead	Circulation Type
	Camdenton	Penny Saver	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Greenfield	Lake Stockton Shopper	Shopper
	Hannibal	Salt River Journal	Shopper
	Independence	The Extra	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper
	Macon	Macon Journal www.maconch.com	Shopper
	Moberly	The Shopper	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Pulaski County Weekly	Shopper
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Wellington	Wellington Daily News www.wellingtondailynews.com	Daily
	Augusta	Augusta Daily Gazette www.augustagazette.com	Paid Weekly
	El Dorado	The El Dorado Times www.eldoradotimes.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Andover	Andover America www.andoveramerican.com	Free Weekly
	Dodge City	La Estrella	Free Weekly
	Leavenworth	Lansing This Week	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Hiawatha	Penny Press 4	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson	South Central Kansas Shoppers Guide	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper

State	City	Masthead	Circulation Type
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sulphur	Southwest Daily News www.sulphurdailynews.com	Paid Weekly
	Sulphur	Vinton News	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Gonzales	Nickel Ads www.weeklycitizen.com	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
	Sulphur	Calcasieu Shopper	Shopper
Arkansas	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Daily
	Hope	Hope Star www.hopestar.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Gurdon	Gurdon Times www.thegurdontimes.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly

State	City	Masthead	Circulation Type
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Halstad	The Valley Journal	Free Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Halstad	The Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Redwood Falls	Redwood Falls Livewire	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	McLoud	Friday Gazette	Paid Weekly
	Ardmore	Entertainment Spotlight	Shopper
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
	Syracuse	Penny Perss 2	Shopper
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper
Iowa	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly
Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily

New England Region

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Milford	The Milford Daily News www.milforddailynews.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Amesbury	Amesbury News www.wickedlocal.com/amesbury	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Ashland	Ashland Tab www.wickedlocal.com/ashland	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Bolton	The Bolton Common www.wickedlocal.com/bolton	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
	Cambridge	Cambridge Chronicle www.wickedlocal.com/cambridge	Paid Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly

State	City	Masthead	Circulation Type
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly
	Clinton	The Lancaster Times & Clinton Courier www.wickedlocal.com/clinton	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
	Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Halifax	Halifax/Plympton Reporter www.wickedlocal.com/halifax	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Harvard	Harvard Post www.wickedlocal.com/harvard	Paid Weekly
	Harwich	Harwich Oracle www.wickedlocal.com/harwich	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Holliston	Holliston Tab www.wickedlocal.com/holliston	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly

State	City	Masthead	Circulation Type
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norton	Norton Mirror www.wickedlocal.com/norton	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Reporter www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Rockland	Rockland Standard www.wickedlocal.com/rockland	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly

State	City	Masthead	Circulation Type
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly

State	City	Masthead	Circulation Type
	Cambridge	Cambridge Tab www.wickedlocal.com/cambridge	Free Weekly
	Danvers	North Shore Sunday	Free Weekly
	Duxbury	Duxbury Reporter www.wickedlocal.com/duxbury	Free Weekly
	Fall River	OJornal www.ojournal.com	Free Weekly
	Falmouth	Falmouth Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Taunton	Yellow Jacket	Shopper
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only

State	City	Masthead	Circulation Type
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only
	Lakeville	www.wickedlocal.com/lakeville	On-line Only
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	South Borough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Colchester	Colchester Bulletin www.norwichbulletin.com/mysource/colchesterbulletin	Free Weekly
	Norwich	Shop Local Town and County	Shopper

Atlantic Region

State	City	Masthead	Circulation Type
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Corning	The Leader www.the-leader.com	Daily
	Herkimer	The Evening Telegram www.herkimertelegram.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Little Falls	The Evening Times www.littlefallstimes.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Brighton/Pittsford	Brighton-Pittsford Post www.brightonpittsfordpost.com	Paid Weekly
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Fairport	Fairport-ER Post www.fairport-erpost.com	Paid Weekly
	Gates/Chili	Gates-Chili Post www.gateschilipost.com	Paid Weekly
	Greece	Greece Post www.greecepost.com	Paid Weekly
	Henrietta	Henrietta Post www.henriettapost.com	Paid Weekly
	Irondequoit	Irondequoit Post www.irondequiotpost.com	Paid Weekly
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Penfield	Penfield Post www.penfieldpost.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Saugerties	Saugerties Post Star www.poststarnews.com	Paid Weekly
	Victor	Victor Post www.victorpost.com	Paid Weekly
	Webster	Webster Post www.websterpost.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly
	Canandaigua	Canandaigua Community Post	Free Weekly
	Hamilton	Mid-York Weekly	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Cansiteo	Hornell Canisteo Penn-E-Saver	Shopper
	Corning	Corning Pennysaver	Shopper
	Dansville	Dansville-Wayland Pennysaver	Shopper

State	City	Masthead	Circulation Type
	Herkimer	Your Valley	Shopper
	Horseheads	The Shopper	Shopper
	Liberty	Catskill Shopper	Shopper
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Rome	Rome Pennysave	Shopper
	Saugerties	Saugerties Pennysaver	Shopper
	Saugerties	Mountain Pennysaver	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
	Wellsville	Allegany County Pennysaver	Shopper
Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Carbondale	The Villager	Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com	Paid Weekly
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper
Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Paid Weekly
	Dover	Dover Post www.doverpost.com	Free Weekly
	Dover	Community Publication www.communitypub.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
	Dover	The Express www.delmarvaexpress.com	Shopper
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper

Great Lakes Region

State	City	Masthead	Circulation Type
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Coldwater	Jonesville Independent	Paid Weekly
	Holland	My Zeeland www.myzeeland.com	Free Weekly
	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
Ohio	Canton	The Repository www.cantonrep.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Canton	Stark Values	Shopper
	Dover/New Philadelphia	TMC-ExTRa	Shopper

Item 1A.	Risk Factors

Our business and operations are subject to numerous risks. Such risks, to the extent material, are described below.

Risks Related to Our Business

We depend to a great extent on the economies and the demographics of the local communities that we serve and we are also susceptible to general economic downturns, like the one currently being experienced, which has had, and could continue to have, a material and adverse impact on our advertising and circulation revenues and on our profitability.

Our advertising revenues and, to a lesser extent, circulation revenues, depend upon a variety of factors specific to the communities that our publications serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general and the economic condition of the retail segments of the communities that our publications serve. If the local economy, population or prevailing retail environment of a community we serve experiences a downturn, our publications, revenues and profitability in that market could be adversely affected. Our advertising revenues are also susceptible to negative trends in the general economy, like the one currently being experienced, that affect consumer spending. The advertisers in our newspapers and other publications and related websites are primarily retail businesses, which can be significantly affected by regional or national economic downturns and other developments. Continuing or deepening softness in the U.S. economy could also significantly affect key advertising revenue categories, such as help wanted, real estate and automotive.

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

We have a significant amount of indebtedness. At January 1, 2012, we had total indebtedness of approximately $1.2 billion under our 2007 Credit Facility. Our interest expense for the year ended January 1, 2012 was $58.3 million.

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

In addition, our 2007 Credit Facility contains financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that we believe may be in our long-term best interests. Our ability to comply with the covenants, ratios or tests contained in our 2007 Credit Facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. In addition, events of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our 2007 Credit Facility. If we are unable to repay those amounts, the lenders under our 2007 Credit Facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness under our 2007 Credit Facility, our assets may not be sufficient to repay in full such indebtedness.

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

Our ability to make payments on our indebtedness as required depends on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurance that our business will generate cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Currently we do not have the ability to draw upon our revolving credit facility which limits our immediate and short-term access to funds. If we are unable to repay our indebtedness at maturity we may be forced to liquidate or reorganize our operations and business under the federal bankruptcy laws.

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

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium helps ensure adequate supply. In addition we have an agreement with a newsprint vendor to supply certain of our properties, representing approximately 75% of our requirements, with all their newsprint requirements for calendar year 2012 at a fixed price. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and dropping to a low of almost $410 per metric ton in 2002. The average price of newsprint for 2011 was approximately $657 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.

We compete with a large number of companies in the local media industry; if we are unable to compete effectively, our advertising and circulation revenues may decline.

Our business is concentrated in newspapers and other print publications located primarily in small and midsize markets in the United States. Our revenues primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from direct mail, directories, radio, television, outdoor advertising, other newspaper publications, the internet and other media. For example, as the use of the internet and mobile devices has increased, we have lost some classified advertising and subscribers to online advertising businesses and our free internet sites that contain abbreviated versions of our publications. Competition for advertising revenues is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels. Competition for circulation is based largely upon the content of the publication and its price and editorial quality. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than us. We may incur increased costs competing for advertising expenditures and paid circulation. We may also experience a decline of circulation or print advertising revenue due to alternative media, such as the internet. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues may decline.

We are undertaking a strategic re-alignment of our business that could have a material adverse financial impact if unsuccessful.

We are undertaking a strategic re-alignment of our business. Among other things we are implementing the standardization and centralization of systems and process, the outsourcing of certain financial processes and the use of new software for our circulation, advertising and editorial systems. As a result of ongoing strategic evaluation and analysis, we have made and will continue to make changes that, if unsuccessful, could have a material adverse financial impact.

We have invested in growing our digital business, but such investments may not be as successful as expected which could adversely affect our results of operations.

We continue to evaluate our business and how we intend to grow our digital business. Internal resources and effort are put towards this business and key partnerships have been entered into to assist with our digital business. There can be no assurances that the partnerships we have entered into or the internal strategy being employed will result in generating or increasing digital revenues.

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

We could be adversely affected by continued declining circulation.

Overall daily newspaper circulation, including national and urban newspapers, has declined in recent years. There can be no assurance that our circulation will not continue to decline in the future. We have been able to maintain our annual circulation revenue from existing operations in recent years through, among other things, increases in our per copy prices. However, there can be no assurance that we will be able to continue to increase prices to offset any declines in circulation. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers, all of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We experienced losses from continuing operations of approximately $22.2 million, $26.2 million and $527.4 million in 2011, 2010 and 2009, respectively. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow or maintain our business.

The value of our intangible assets may become impaired, depending upon future operating results.

As of January 1, 2012, goodwill and other intangible assets were approximately $260.6 million, or 51.0% of our total assets. To determine whether all or a portion of the carrying values of our goodwill and other intangible assets are no longer recoverable, which may require a charge to our earnings, we periodically evaluate such assets. Due to an operational management change in the fourth quarter of 2011, certain properties having a goodwill balance of $0.4 million were transferred to a reporting unit that previously did not have a goodwill balance. The Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $0.4 million of goodwill was impaired. The Company performed further analysis of this reporting unit’s intangible assets and determined that additional impairments were not present as of year-end. A review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that further impairment analysis was not required.

We are subject to environmental and employee safety and health laws and regulations that could cause us to incur significant compliance expenditures and liabilities.

Our operations are subject to federal, state and local laws and regulations pertaining to the environment, storage tanks and the management and disposal of wastes at our facilities. Under various environmental laws, a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property. Such laws often impose liability on the owner or operator without regard to fault and the costs of any required investigation or cleanup can be substantial. Although in connection with certain of our acquisitions we have rights to indemnification for certain environmental liabilities, these rights may not be sufficient to reimburse us for all losses that we might incur if a property acquired by us has environmental contamination.

Our operations are also subject to various employee safety and health laws and regulations, including those pertaining to occupational injury and illness, employee exposure to hazardous materials and employee complaints. Environmental and employee safety and health laws tend to be complex, comprehensive and frequently changing. As a result, we may be involved from time to time in administrative and judicial proceedings and investigations related to environmental and employee safety and health issues. These proceedings and investigations could result in substantial costs to us, divert our management’s attention and adversely affect our ability to sell, lease or develop our real property. Furthermore, if it is determined that we are not in compliance with applicable laws and regulations, or if our properties are contaminated, it could result in significant liabilities, fines or the suspension or interruption of the operations of specific printing facilities.

Future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

Sustained increases in costs of employee health and welfare benefits may reduce our profitability. Moreover, our pension plan obligations are currently unfunded, and we may have to make significant cash contributions to our plans, which could reduce the cash available for our business.

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

Our pension and post retirement plans were underfunded (accumulated benefit obligation) by $13.9 million at January 1, 2012. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the recent disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

We may not be able to protect intellectual property rights upon which our business relies and, if we lose intellectual property protection, our assets may lose value.

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

As of January 1, 2012, we employed approximately 5,202 employees, of whom approximately 785 (or approximately 15%) were represented by 23 unions. 95% of the unionized employees are represented by three of the 23 unions. These three unions are located in our Massachusetts, Illinois and Ohio locations and represent 33%, 35% and 27% of all employees in each of the locations, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2012.

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

Our common stock trades in the over-the-counter market, which makes it less liquid, more volatile and harder for us to raise capital.

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol “GHSE”. No assurance can be given that our common stock will continue to be traded on any stock market, that any broker will make a market in our common stock, or that any active trading market in our common stock will exist. Broker-dealers often decline to trade in “pink sheet” stocks given that (i) the market for such securities is often limited, (ii) such securities are generally more volatile, and (iii) the risk to investors is generally greater. Moreover, additional requirements pertaining to broker-dealers generally makes it more difficult for such broker-dealers to recommend that their customers buy securities traded on the “pink sheets.” Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and media coverage of our Company is reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We cannot provide any assurance that, even if our common stock continues to be listed or quoted on the pink sheets or another market or system, the market for our common stock will be as liquid. This lack of liquidity also could make it even more difficult for us to raise capital in the future, which in turn could have an adverse effect on our business.

Companies that are quoted on the pink sheets are not subject to corporate governance requirements in order for their shares to be quoted. As a result, our stockholders have less protection from conflicts of interest, related party transactions and similar matters.

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

As of January 1, 2012, Fortress beneficially owned approximately 39.6% of our outstanding common stock. As a result, Fortress will continue to have effective control over fundamental and significant corporate matters and transactions, including but not limited to: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets (or any portion thereof) and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

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

In the event that any of our directors and officers who is also a director, officer or employee of Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acted in good faith, such person is deemed to have fully satisfied such person’s fiduciary duty and is not liable to us if Fortress pursues or acquires such corporate opportunity or if such person did not present the corporate opportunity to us.

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

Our 2007 Credit Facility currently limits our ability to enter into certain change of control transactions, the occurrence of which would constitute an event of default. However, our amended and restated certificate of incorporation provides that Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, will not apply to us. This may make it easier for a third party to acquire an interest in some or all of us with Fortress’ approval, even though our other stockholders may not deem such an acquisition beneficial to their interests.

We are a holding company and our access to the cash flow of our subsidiaries is subject to restrictions imposed by our indebtedness.

We are a holding company with no material direct operations. Our principal assets are the equity interests we own in our direct subsidiary, GateHouse Media Holdco, Inc. (“Holdco”), through which we indirectly own equity interests in our operating subsidiaries. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. Holdco and certain of its subsidiaries are parties to our 2007 Credit Facility, which imposes restrictions on their ability to make loans, dividend payments or other payments to us. Any payments of dividends to us are subject to the satisfaction of certain financial conditions set forth in our 2007 Credit Facility. Our ability to comply with these conditions may be affected by events that are beyond our control. We expect future borrowings by our subsidiaries to contain restrictions or prohibitions on the payment of dividends to us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and operate 36 print facilities across the United States. Our print facilities range in size from approximately 500 to 55,000 square feet. Our executive offices are located in Fairport, New York, where we lease approximately 15,000 square feet under a lease terminating in June 2014.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “GHSE”. The following table shows the high and low sale bid information of our common stock as reported on the OTCBB for the periods indicated. Reported prices from the pink sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended January 1, 2012
Fourth Quarter	$0.10	$0.03
Third Quarter	$0.14	$0.04
Second Quarter	$0.20	$0.10
First Quarter	$0.19	$0.08
Year Ended December 31, 2010
Fourth Quarter	$0.15	$0.08
Third Quarter	$0.17	$0.08
Second Quarter	$0.30	$0.12
First Quarter	$0.25	$0.09

The closing sale price for our common stock as reported on the over-the-counter market on March 5, 2012 was $0.07 per share. From the most recent available Company information, there were approximately 22 holders of record and approximately 3,390 beneficial owners registered in nominee and street name.

Dividends

We suspended the payment of quarterly dividends commencing with the second quarter of 2008 and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, covenants in our 2007 Credit Facility and other credit facilities restrict our ability to pay dividends or make certain other payments.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended January 1, 2012. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007 (2)
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues:
Advertising	$365,563	$395,794	$409,627	$492,251	$424,974
Circulation	134,201	136,377	142,023	145,653	117,023
Commercial printing and other	26,029	26,417	33,143	40,835	32,928

Total revenues	525,793	558,588	584,793	678,739	574,925
Operating costs and expenses:
Operating costs	289,275	304,997	335,535	382,266	309,633
Selling, general and administrative	150,050	159,846	165,007	186,249	154,406
Depreciation and amortization	43,393	46,118	55,749	69,913	57,092
Integration and reorganization costs and management fees paid to prior owner	5,950	2,470	2,029	7,113	7,490
Impairment of long-lived assets	2,051	430	206,089	123,717	1,553
(Gain) loss on sale of assets	806	1,540	(418)	337	1,496
Goodwill and mastheads impairment	385	—	275,310	488,543	225,820

Operating income (loss)	33,883	43,187	(454,508)	(579,399)	(182,565)
Interest expense, amortization of deferred financing costs, (gain) loss on early extinguishment of debt, (gain) loss on derivative instruments and other	57,914	69,533	72,519	100,535	83,461

Loss from continuing operations before income taxes	(24,031)	(26,346)	(527,027)	(679,934)	(266,026)
Income tax expense (benefit)	(1,803)	(155)	342	(21,139)	(31,861)

Loss from continuing operations	(22,228)	(26,191)	(527,369)	(658,795)	(234,165)
Income (loss) from discontinued operations, net of income taxes	—	(449)	(3,243)	(14,511)	2,741

Net loss	(22,228)	(26,640)	(530,612)	(673,306)	(231,424)
Net loss attributable to noncontrolling interest	579	596	510	—	—

Net loss attributable to GateHouse Media	$(21,649)	$(26,044)	$(530,102)	$(673,306)	$(231,424)

Basic net loss from continuing operations attributable to GateHouse Media per share	$(0.37)	$(0.44)	$(9.18)	$(11.55)	$(5.05)
Diluted loss from continuing operations attributable to GateHouse Media per share	$(0.37)	$(0.44)	$(9.18)	$(11.55)	$(5.05)
Basic net loss attributable to GateHouse Media common stockholders per share	$(0.37)	$(0.45)	$(9.24)	$(11.80)	$(4.99)
Diluted net loss attributable to GateHouse Media common stockholders per share	$(0.37)	$(0.45)	$(9.24)	$(11.80)	$(4.99)
Other Data:
Adjusted EBITDA (1)	$80,561	$89,873	$81,989	$102,833	$101,884
Cash interest paid	$58,225	$59,317	$67,950	$89,677	$74,910

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

(2)	Includes the results of the newspapers acquired from the Journal Register Company, the acquisition of SureWest Directories, the newspapers acquired from The Copley Press, Inc., the newspapers acquired from Gannett Co. Inc. and the newspapers acquired from Morris Publishing Group since their acquisitions on February 9, 2007, February 28, 2007, April 11, 2007, May 7, 2007 and November 30, 2007, respectively.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In Thousands)
Loss from continuing operations	$(22,228)	$(26,191)	$(527,369)	$(658,795)	$(234,165)
Income tax expense (benefit)	(1,803)	(155)	342	(21,139)	(31,861)
(Gain) loss on derivative instruments (1)	(913)	8,277	12,672	10,119	2,378
(Gain) loss on early extinguishment of debt (2)	—	—	(7,538)	—	2,240
Amortization of deferred financing costs	1,360	1,360	1,360	1,845	2,101
Write-off of financing costs	—	—	743	—	—
Interest expense	58,316	60,034	64,631	88,630	76,726
Impairment of long-lived assets	2,051	430	206,089	123,717	1,553
Depreciation and amortization	43,393	46,118	55,749	69,913	57,092
Goodwill and mastheads impairment	385	—	275,310	488,543	225,820

Adjusted EBITDA from continuing operations	$80,561 (a)	$89,873 (b)	$81,989 (c)	$102,833 (d)	$101,884 (e)

(a)	Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $9,879, which are one time in nature or non-cash compensation. Included in these net expenses of $9,879 are non-cash compensation and other expenses of $4,227, non-cash portion of post retirement benefits expense of $(1,104), integration and reorganization costs of $5,950 and an $806 loss on the sale of assets.
(b)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,365, which are one time in nature or non-cash compensation. Included in these net expenses of $8,365 are non-cash compensation and other expenses of $5,004, non-cash portion of post retirement benefits expense of $(649), integration and reorganization costs of $2,470 and a $1,540 loss on the sale of assets.

Adjusted EBITDA also does not include $(33) of EBITDA generated from our discontinued operations.

(c)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,462, which are one time in nature or non-cash compensation. Included in these net expenses of $9,462 are non-cash compensation and other expenses of $8,634, non-cash portion of post retirement benefits expense of $(782), integration and reorganization costs of $2,028 and a $418 gain on the sale of assets.

Adjusted EBITDA also does not include $(446) of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,149, which are one time in nature or non-cash compensation. Included in these net expenses of $24,149 are non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499), integration and reorganization costs of $7,113 and $337 loss on the sale of assets.

Adjusted EBITDA also does not include $4,392 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791 which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 are non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

Adjusted EBITDA also does not include $10,189 from SureWest Directories due to the impact of purchase accounting and $4,956 of EBITDA generated from our discontinued operations, including Huntington, West Virginia, Yankton, South Dakota and Winter Haven, Florida.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

	As of
	January 1, 2012	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
	(In Thousands)
Balance Sheet Data:
Total assets	$510,802	$546,327	$591,929	$1,149,621	$1,874,995
Total long-term obligations, including current maturities	1,185,212	1,197,347	1,222,102	1,242,075	1,220,856
Stockholders’ equity (deficit)	(805,632)	(792,121)	(753,576)	(229,078)	453,988

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the largest publishers of locally based print and digital media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets that we serve. Our portfolio of products, which includes 435 community publications and more than 585 related websites and mobile sites and six yellow page directories, serves over 296,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	79 daily newspapers with total paid circulation of approximately 645,000;

•	261 weekly newspapers (published up to three times per week) with total paid circulation of approximately 456,000 and total free circulation of approximately 701,000;

•	95 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	over 585 locally focused websites and mobile sites, which extend our franchises onto the internet and mobile devices with approximately 71 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 19 niche publications. We are also focused on developing online and mobile products, including deal platforms, mobile websites and applications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress, entered into an Agreement and Plan of Merger with us pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into us (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of January 1, 2012, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

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

We have experienced recent declines in print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent declines in advertising revenue we have experienced are typical in an economic downturn. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We also believe some of the decline is due to a secular shift from print media to digital media. The Company continues to invest in digital platforms, such as online, mobile and applications, to support its print publications in order to lessen the impact of this shift.

Our operating costs consist primarily of labor, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

Newsprint prices rose from the later part of 2009 through 2010 and remained flat from the latter part of 2010 through 2011. We expect 2012 prices to remain relatively flat. We have taken steps to mitigate some risk of potential price increases through a fixed price agreement for approximately 75% of our purchases combined with consumption control. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing as compared to the general market. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy. Labor represents just over 50% of our operating expenses. Beginning in 2008 we initiated an effort to drive efficiencies and centralization of work throughout the organization.

Recent Developments

The newspaper industry as a whole, including us, has experienced declining same store revenue over the past several years. While these trends are stabilizing, it has eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result, we previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

We performed testing for impairment of goodwill and newspaper mastheads as of January 1, 2012, June 26, 2011, June 30, 2010, June 30, 2009, December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

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

We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2011, 2010, 2009, and 2008. Additionally, we performed impairment testing of goodwill and indefinite lived intangibles during the fourth quarter of 2011, 2008 and 2007 due to operational management changes, declines in our stock price, reduced estimates in of our future cash flows, increased volatility in operating results and declines in market transactions. As a result, impairment charges related to goodwill were recorded in fiscal 2011, impairment charges related to goodwill and mastheads were recorded in fiscal 2009, 2008 and 2007 and impairment charges related to goodwill, mastheads and amortizable intangibles were recorded in fiscal 2009 and 2008. See additional information in Note 5 to the Consolidated Financial Statements.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each newspaper masthead with its carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently applied to each newspaper in determining the fair value of each newspaper masthead. We performed impairment tests on newspaper mastheads as of June 26, 2011, June 30, 2010, June 30, 2009, June 30 and December 31, 2008, and December 31, 2007. See Note 5 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment tests on long lived assets (including intangible assets subject to amortization) as of June 26, 2011, June 30, 2010, June 30, 2009, June 30 and December 31, 2008, and December 31, 2007. See Note 5 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Derivative Instruments

We record all of our derivative instruments on our balance sheet at fair value pursuant to FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is based on counterparty quotations adjusted for our credit related risk. Our derivative instruments are measured using significant unobservable inputs and they represent all liabilities measured at fair value. To the extent a derivative qualifies as a cash flow hedge under ASC 815, unrealized changes in the fair value of the derivative are recognized in accumulated other comprehensive income. However, any ineffective portion of a derivative’s change in fair value is recognized immediately in earnings. Fair values of derivatives are subject to significant variability based on market conditions, such as future levels of interest rates. This variability could result in a significant increase or decrease in our accumulated other comprehensive income and/or earnings but will generally have no effect on cash flows, provided the derivative is carried through to full term. We also assess the capabilities of our counterparties to perform under the terms of the contracts. A change in the assessment could have an impact on the accounting and economics of our derivatives.

Revenue Recognition

Advertising revenue is recognized upon publication of the advertisement. Circulation revenue from subscribers is billed to customers at the beginning of the subscription period and is recognized on a straight-line basis over the term of the related subscription. Circulation revenue from single copy sales is recognized at the time of sale. Revenue for commercial printing is recognized upon delivery. Directory revenue is recognized on a straight-line basis over the period in which the corresponding directory is distributed.

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

The determination of pension plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the expected long-term rate of return on plan assets and the discount rate applied to pension plan obligations. For other postretirement benefit plans, which provide for certain health care and life insurance benefits for qualifying retired employees and which are not funded, critical assumptions in determining other postretirement benefit obligations and expense are the discount rate and the assumed health care cost-trend rates.

Our only pension plan has assets valued at $16.5 million and the plans benefit obligation is $23.9 million resulting in the plan being 69% funded.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 7.75% for its expected return on pension plan assets for 2011. If we were to reduce its rate of return by 50 basis points then the expense for 2011 would have increased approximately $0.1 million.

We developed our discount rate for our other postretirement benefit plans using the same methodology as that described for the pension. The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.5 million in the January 1, 2012 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.4 million in the January 1, 2012 postretirement benefit obligation.

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

Results of Operations

The following table summarizes our historical results of operations for the years ended January 1, 2012, December 31, 2010 and December 31, 2009.

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In Thousands)
Revenues:
Advertising	$365,563	$395,794	$409,627
Circulation	134,201	136,377	142,023
Commercial printing and other	26,029	26,417	33,143

Total revenues	525,793	558,588	584,793
Operating costs and expenses:
Operating costs	289,275	304,997	335,535
Selling, general and administrative	150,050	159,846	165,007
Depreciation and amortization	43,393	46,118	55,749
Integration and reorganization costs	5,950	2,470	2,029
Impairment of long-lived assets	2,051	430	206,089
(Gain) loss on sale of assets	806	1,540	(418)
Goodwill and mastheads impairment	385	—	275,310

Operating income (loss)	33,883	43,187	(454,508)
Interest expense	58,316	60,034	64,631
Amortization of deferred financing costs	1,360	1,360	1,360
Gain on early extinguishment of debt	—	—	(7,538)
(Gain) loss on derivative instruments	(913)	8,277	12,672
Other (income) expense	(849)	(138)	1,394

Loss from continuing operations before income taxes	(24,031)	(26,346)	(527,027)
Income tax expense (benefit)	(1,803)	(155)	342

Loss from continuing operations	$(22,228)	$(26,191)	$(527,369)

Year Ended January 1, 2012 Compared To Year Ended December 31, 2010

Comparisons to the prior year were impacted by two factors around the number of days in the reporting period. First, there was a 53rd week in 2011 for approximately 60% of the business already on a 52 week (5-4-4 quarterly) reporting cycle. Also in 2011, the remaining 40% of the Company changed its reporting cycle from a calendar year to a 52 week reporting cycle in order to be consistent with the rest of the Company, which resulted in a one additional day for the year. The discussion of our results of operations that follows is based upon our historical results of operations for the years ended January 1, 2012 and December 31, 2010.

Revenue. Total revenue for the year ended January 1, 2012 decreased by $32.8 million, or 5.9%, to $525.8 million from $558.6 million for the year ended December 31, 2010. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. We estimate the impact of the 53rd week to be $4.8 million on total revenue, comparisons below have not been adjusted for this impact. The decrease in total revenue was comprised of a $30.2 million, or 7.6%, decrease in advertising revenue, a $2.2 million, or 1.6%, decrease in circulation revenue and a $0.4 million, or 1.5%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in digital. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. Our circulation revenue was also impacted by approximately $0.5 million for a net to gross accounting change implemented at the beginning of the fourth quarter of 2011 at one of our largest locations which puts it more in line with the Company as a whole. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions as well as the strategic closure of certain of our print facilities.

Operating Costs. Operating costs for the year ended January 1, 2012 decreased by $15.7 million, or 5.2%, to $289.3 million from $305.0 million for the year ended December 31, 2010. The decrease in operating costs was primarily due to a decrease in compensation, newsprint and ink, delivery and postage expenses of $10.0 million, $2.6 million, $2.0 million and $0.8 million, respectively. The majority of these decreases were the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force. We estimate the impact of the 53rd week to be $3.8 million on operating costs and selling, general and administrative expenses.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended January 1, 2012 decreased by $9.8 million, or 6.1%, to $150.0 million from $159.8 million for the year ended December 31, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation of $11.1 million offset by an increase in professional and consulting fees of $2.0 million. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the year ended January 1, 2012 decreased by $2.7 million to $43.4 million from $46.1 million for the year ended December 31, 2010. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2010, which reduced depreciation expense.

Integration and Reorganization Costs. During the years ended January 1, 2012 and December 31, 2010, we recorded integration and reorganization costs of $6.0 million and $2.5 million, respectively, primarily resulting from severance costs related to the consolidation of certain print operations.

Impairment of Long-Lived Assets. During the year ended January 1, 2012 we incurred an impairment charge of $2.1 million related to the consolidation of certain print operations and property, plant and equipment which were classified as held for sale. There was a $0.4 million of long-lived asset impairment charge during the year ended December 31, 2010.

Goodwill and Mastheads Impairment. During the year ended January 1, 2012, we recorded a $0.4 million impairment on our goodwill due to an operational management change in the fourth quarter of 2011 which transferred a goodwill balance of $0.4 million to a reporting unit that previously did not have a goodwill balance. There were no such charges during the year ended December 31, 2010.

Interest Expense. Total interest expense for the year ended January 1, 2012 decreased by $1.7 million, or 2.9%, to $58.3 million from $60.0 million for the year ended December 31, 2010. The decrease was due to declines in interest rates and their related impact on the unhedged position or our debt and a slight decrease in our total outstanding debt.

(Gain) Loss on Derivative Instruments. During the years ended January 1, 2012 and December 31, 2010, we recorded a net gain of $0.9 million and a net loss of $8.3 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008 partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Income Tax Expense (Benefit). Income tax benefit for the year ended January 1, 2012 was $1.8 million compared to $0.2 million for the year ended December 31, 2010. The change of $1.6 million was primarily due to the elimination of the tax effect related to the expiration of a previously terminated swap that could be fully recognized for tax purposes in the current year.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended January 1, 2012 was $22.2 million. Net loss from continuing operations for the year ended December 31, 2010 was $26.2 million. Our net loss from continuing operations decreased due to the factors noted above.

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

The discussion of our results of operations that follows is based upon our historical results of operations for the years ended December 31, 2010 and 2009.

Revenue. Total revenue for the year ended December 31, 2010 decreased by $26.2 million, or 4.5%, to $558.6 million from $584.8 million for the year ended December 31, 2009. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $13.8 million, or 3.4%, decrease in advertising revenue, a $5.7 million, or 4.0%, decrease in circulation revenue and a $6.7 million, or 20.3%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in online. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions and the strategic closure of certain print facilities.

Operating Costs. Operating costs for the year ended December 31, 2010 decreased by $30.5 million, or 9.1%, to $305.0 million from $335.5 million for the year ended December 31, 2009. The decrease in operating costs was primarily due to a decrease in compensation, newsprint and ink, delivery, postage, outside services and supplies of $18.1 million, $3.5 million, $3.4 million, $1.8 million, $1.1 million and $0.8 million, respectively. We believe the majority of the decreases were a result of permanent cost reductions and were implemented as we continued to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2010 decreased by $5.2 million, or 3.1%, to $159.8 million from $165.0 million for the year ended

December 31, 2009. The decrease in selling, general and administrative expenses was primarily due to a decrease in bad debt expense, outside services, professional and consulting fees, and supplies of $2.1 million, $1.5 million, $1.0 million and $0.4 million, respectively. We believe the majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2010 decreased by $9.6 million to $46.1 million from $55.7 million for the year ended December 31, 2009. The decrease of $9.6 million in depreciation and amortization expense was primarily due to a reduction in amortization expense due to the impairment of amortizable intangibles in June 2009.

Integration and Reorganization Costs. During the years ended December 31, 2010 and December 31, 2009, we recorded integration and reorganization costs of $2.5 million and $2.0 million, respectively, primarily resulting from severance costs related to the consolidation of certain print operations.

Impairment of Long-Lived Assets. During the year ended December 31, 2009, we incurred a charge of $206.1 million related to the impairment on our advertiser relationships and subscriber relationships due to reductions in our operating projections within our various reporting units and there were no such charges during the year ended December 31, 2010. There was a $0.4 million of long-lived asset impairment charge during the year ended December 31, 2010.

Goodwill and Mastheads Impairment. During the year ended December 31, 2009, we recorded a $275.3 million impairment on our goodwill and mastheads due to softening business conditions and the related impact on the fair value of our reporting units. There were no such charges during the year ended December 31, 2010.

Interest Expense. Total interest expense for the year ended December 31, 2010 decreased by $4.6 million, or 7.1%, to $60.0 million from $64.6 million for the year ended December 31, 2009. The decrease was primarily due to declines in interest rates and their related impact on the unhedged portion of our debt, and to a lesser extent, a decrease in our total outstanding debt.

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

As a holding company, we have no operations of our own and accordingly we have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of January 1, 2012 we were in compliance with all applicable covenants.

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

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. On December 7, 2010, FIF III exercised its right to require us to purchase its Macomb preferred stock. During the five-year period following the full repayment by us of the 2008 Bridge Facility, which repayment occurred in the second quarter of 2010, FIF III had the right to require us to purchase the preferred stock. We paid the purchase price of $14.1 million on December 8, 2010, which represented the sum of original purchase price of $11.5 million paid by FIF III for the Macomb preferred stock and accrued but unpaid dividends of $2.6 million. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.6% of our outstanding common stock.

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

Effective March 30, 2011 we further amended our 2007 Credit Facility to appoint Gleacher as the successor Agent and to provide that the lenders holding a majority of the outstanding term loans and loan commitments under the 2007 Credit Facility may remove the Agent and may make certain decisions and exercise certain powers previously within the discretion of the Agent.

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

Cash Flows

The following table summarizes our historical cash flows.

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009
	(in thousands)
Cash provided by operating activities	$22,439	$26,453	$2,990
Cash (used in) provided by investing activities	(731)	(624)	8,400
Cash used in financing activities	(11,249)	(22,010)	(13,003)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended January 1, 2012 was $22.4 million. The net cash provided by operating activities resulted from a depreciation and amortization of $43.4 million, an impairment of long-lived assets of $2.1 million, amortization of deferred financing costs of $1.4 million, a $0.8 million loss on the sale of assets, non-cash compensation of $0.5 million, a goodwill and mastheads impairment charge of $0.4 million, partially offset by a net loss of $22.2 million, an increase funding of pension and other post-retirement obligations of $1.9 million, a net decrease in cash provided by working capital of $1.0 million, and a gain of $0.9 million on derivative instruments. The decrease in cash provided by working capital primarily resulted from an increase in other assets and an increase in prepaid expenses related to a newsprint pricing agreement that allowed for fixed pricing in 2012 below market rates from December 31, 2010 to January 1, 2012 offset by a decrease in accounts receivable and an increase in accounts payable.

Net cash provided by operating activities for the year ended December 31, 2010 was $26.5 million. The net cash provided by operating activities resulted from a depreciation and amortization of $46.1 million, a loss of $8.3 million on derivative instruments, non-cash compensation of $1.7 million, a $1.5 million loss on the sale of assets, amortization of deferred financing costs of $1.4 million, an impairment of long-lived assets of $0.8 million, partially offset by a net loss of $26.6 million, a net decrease in cash provided by working capital of $5.4 million, an increase funding of pension and other post-retirement obligations of $1.4 million. The decrease in cash provided by working capital primarily resulted from an increase in prepaid expenses related to a newsprint pricing agreement that allowed for fixed pricing in 2011 below market rates from December 31, 2009 to December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2009 was $3.0 million. The net cash provided by operating activities resulted from a goodwill and mastheads impairment charge of $275.3 million, an impairment of long-lived assets of $208.8 million, depreciation and amortization of $55.8 million, a loss of $12.7 million on derivative instruments, non-cash compensation of $3.4 million, amortization of deferred financing costs of $1.4 million, partially offset by a net loss of $530.6 million, a net decrease in cash provided by working capital of $15.1 million, a gain on early extinguishment of debt of $7.5 million, an increase funding of pension and other post-retirement obligations of $0.8 million, and a gain of $0.4 million on the sale of assets. The decrease in cash provided by working capital primarily resulted from a significant reduction in the accounts payable balance of $14.3 million from December 31, 2008 to December 31, 2009.

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended January 1, 2012 was $0.7 million. During the year ended January 1, 2012, we used $3.3 million for capital expenditures, which was offset by $2.6 million received from the sale of publications and other assets.

Net cash used in investing activities for the year ended December 31, 2010 was $0.6 million. During the year ended December 31, 2010, we used $4.8 million for capital expenditures, which was offset by $4.2 million received from the collection of a receivable due from a previous real estate sale and the sale of other real property.

Net cash provided by investing activities for the year ended December 31, 2009 was $8.4 million. During the year ended December 31, 2009, we received $11.2 million from the sale of publications and other assets, which was partially offset by $2.5 million used for capital expenditures and $0.3 million used for 2008 acquisition payments made in 2009.

Cash Flows from Financing Activities. Net cash used in financing activities for the year ended January 1, 2012 was $11.2 million due to a repayment under the 2007 Credit Facility.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 31, 2010 to January 1, 2012.

Accounts Receivable. Accounts receivable decreased $2.3 million from December 31, 2010 to January 1, 2012, which relates to the timing of cash collections and lower revenue recognized in 2011 compared to 2010.

Prepaid Expenses. Prepaid expenses increased $5.0 million from December 31, 2010 to January 1, 2012, which primarily relates to a $5.0 million increase in the prepayment related to a newsprint pricing agreement that allowed for fixed pricing in 2012 at below market rates.

Property, Plant, and Equipment. Property, plant, and equipment decreased $21.4 million during the period from December 31, 2010 to January 1, 2012, of which $19.0 million relates to depreciation, $3.4 million relates to assets sold and held for sale, and $2.1 million relates to an impairment charge. These decreases in property, plant, and equipment were partially offset by $3.3 million that was used for capital expenditures.

Goodwill. Goodwill decreased $0.4 million from December 31, 2010 to January 1, 2012, due to an impairment charge.

Intangible Assets. Intangible assets decreased $24.4 million from December 31, 2010 to January 1, 2012, due to amortization.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $6.6 million from December 31, 2010 to January 1, 2012 due to a change in the estimated payment as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow. This amount decreased from $11.2 million at December 31, 2010 to $4.6 million at January 1, 2012.

Accounts Payable. Accounts payable increased $2.3 million from December 31, 2010 to September 25, 2011, which was primarily attributable to the timing of vendor payments.

Long-term Debt. Long-term debt decreased $4.6 million from December 31, 2010 to January 1, 2012 due to a reclassification to current portion of long-term debt of a principal payment due in 2012 as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the year ended January 1, 2012.

Derivative Instruments. Derivative instrument liability decreased $13.9 million from December 31, 2010 to January 1, 2012, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $8.3 million from December 31, 2010 to January 1, 2012, which resulted from the change in fair value of the interest rate swaps of $13.9 million, which was offset by a $3.0 million change related to the Company’s pension and post retirement plans, a $1.7 million reclassification of income tax benefit from accumulated other comprehensive loss, and a gain on derivative instruments due to amortization of $0.9 million.

Accumulated Deficit. Accumulated deficit increased $22.2 million from December 31, 2010 to January 1, 2012 from a net loss attributable to GateHouse Media, of $21.6 million.

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

Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, a quarterly commitment fee is also payable on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, we are required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which we are generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to us to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under our acquisition credit facilities. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at January 1, 2012 and, therefore, we were not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275.0 million. As amended by the First Amendment, the 2007 Credit Facility includes $1.195 billion of term loan facilities and $40.0 million of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility prior to its amendment. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of January 1, 2012, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Second Amendment to 2007 Credit Facility

On February 3, 2009, the borrowers entered into a Second Amendment to the 2007 Credit Facility.

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default under the Credit Agreement has occurred and is continuing or would result from such repurchases, (b) the sum of Unrestricted Cash (as defined in the Second Amendment) and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20.0 million; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and we cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made. No debt repurchases were made during the year ended January 1, 2012.

The Second Amendment also reduced the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40.0 million to $20.0 million; (b) for the letter of credit subfacility, from $15.0 million to $5.0 million; and (c) for the swingline loan subfacility, from $10.0 million to $5.0 million.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied. At January 1, 2012, Holdco was not able to incur additional debt under the 2007 Credit Facility.

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

Pursuant to the Agency Amendment, among other things, (a) Wells Fargo Bank resigned as Agent and (b) Gleacher was appointed as Agent. In addition, the Agency Amendment effected certain amendments to the 2007 Credit Facility that provide that (x) the Agent need not be a lender under the 2007 Credit Facility and (y) the lenders holding a majority of the outstanding term loans and loan commitments under the 2007 Credit Facility have (i) the right, in their discretion, to remove the Agent and (ii) the right to make certain decisions and exercise certain powers under the 2007 Credit Facility that had previously been within the discretion of the Agent.

As required by the 2007 Credit Facility, as amended, on March 2, 2011 and March 5, 2010, we made principal payments of $11.2 million and $2.5 million, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended December 31, 2010 and 2009, respectively. As of January 1, 2012, a total of $1.2 billion was outstanding under the 2007 Credit Facility; $662.3 million was outstanding under the term loan facility, $247.1 million was outstanding under the delayed draw term loan facility, $271.8 million was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility. Following the filing of this report on March 8, 2012 we expect to make a principal payment of $4.6 million, which represents 50% of the Excess Cash Flow related to the fiscal year ended January 1, 2012, as required by the 2007 Credit Facility, as amended. This amount has been classified as current portion of long-term debt in the accompanying Consolidated Balance Sheet at January 1, 2012.

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

Preferred Stock Agreement with Subsidiary

On August 21, 2008, FIF III Liberty Holdings LLC (“FIF III”) purchased an aggregate of $11.5 million in 10% cumulative preferred stock of GateHouse Media Macomb Holdings, Inc. (“Macomb”), an operating subsidiary of ours. Macomb, an Unrestricted Subsidiary under the terms of the 2007 Credit Facility, used the proceeds from such sale of preferred stock to make an $11.5 million cash investment in Holdco non-voting 10% cumulative preferred stock. On December 7, 2010, FIF III exercised its right to require us to purchase its Macomb preferred stock. During the five-year period following the full repayment by us of the 2008 Bridge Facility, which repayment occurred in the second quarter of 2010, FIF III had the right to require us to purchase the preferred stock. We paid the purchase price of $14.1 million on December 8, 2010, which represented the sum of original purchase price of $11.5 million paid by FIF III for the Macomb preferred stock and accrued but unpaid dividends of $2.6 million. FIF III is an affiliate of Fortress Investment Group, LLC, the owner of approximately 39.6% of our outstanding common stock.

Fair Value

The fair value of our total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $781 million.

Payment Schedule

As of January 1, 2012, scheduled principal payments of outstanding debt are as follows (in thousands):

2012	4,600
2013	—
2014	1,176,638

$1,181,238
Less: Short-Term Debt	4,600

Long-Term Debt	$1,176,638

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of January 1, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In Thousands)
2007 Credit Facility	$61,754	$57,104	$1,214,186	$—	$—	$—	$1,333,044
Noncompete payments	633	419	286	250	200	400	2,188
Operating lease obligations	4,577	4,292	3,843	2,699	1,771	4,524	21,706
Letters of credit	5,182	—	—	—	—	—	5,182

Total	$72,146	$61,815	$1,218,315	$2,949	$1,971	$4,924	$1,362,120

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2011 totaling approximately $1,682. See Note 13 of the Notes to Consolidated Financial Statements, included herein.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends Accounting Standards Codification (ASC) Topic 820. ASU No. 2011-04 amends the ASC to clarify some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”) and changes some principles to achieve consistency between GAAP and IFRS. ASU 2011-04 also expands the existing disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for us). The adoption of ASU No. 2011-04 will not have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)” which amends ASC 220. ASU No. 2011-05 amends the ASC to require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but continuous statements. This update eliminates the option of reporting other comprehensive income as part of the statement of changes in stockholders’ equity. The changes to the ASC as a result of this update is effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for us). The adoption of ASU No. 2011-05 will not have a material effect on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill for Impairment”, which amends ASC Topic 350. ASU No. 2011-08 amends the ASC to simplify how entities test for goodwill impairment. The amendments in the update allow an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis to decide whether the two-step goodwill impairment test should be performed as described in Topic 350. The changes to the ASC as a result of this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 will not have a material effect on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-09 “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan”, which amends ASC Subtopic 715-80. The amendment requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The changes to the ASC as a result of this update are effective for annual periods and fiscal years ending after December 15, 2011 (January 2, 2012 for us). The adoption of ASU No. 2011-08 did not have a significant impact on our Consolidated Financial Statements.

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

We use Adjusted EBITDA as a measure of our core operating performance, which is evidenced by the publishing and delivery of news and other media and excludes certain expenses that may not be indicative of our core business operating results. We consider the unrealized (gain) loss on derivative instruments and the (gain) loss on early extinguishment of debt to be financing related costs associated with interest expense or amortization of financing fees. Accordingly, we exclude financing related costs such as the early extinguishment of debt because they represent the write-off of deferred financing costs and we believe these non-cash write-offs are similar to interest expense and amortization of financing fees, which by definition are excluded from Adjusted EBITDA. Additionally, the non-cash gains (losses) on derivative contracts, which are related to interest rate swap agreements to manage interest rate risk, are financing costs associated with interest expense. Such charges are incidental to, but not reflective of, our core operating performance and it is appropriate to exclude charges related to financing activities such as the early extinguishment of debt and the unrealized (gain) loss on derivative instruments which, depending on the nature of the financing arrangement, would have otherwise been amortized over the period of the related agreement and does not require a current cash settlement.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(In Thousands)
Loss from continuing operations	$(22,228)	$(26,191)	$(527,369)	$(658,795)	$(234,165)
Income tax expense (benefit)	(1,803)	(155)	342	(21,139)	(31,861)
(Gain) loss on derivative instruments (1)	(913)	8,277	12,672	10,119	2,378
(Gain) loss on early extinguishment of debt (2)	—	—	(7,538)	—	2,240
Amortization of deferred financing costs	1,360	1,360	1,360	1,845	2,101
Write-off of financing costs	—	—	743	—	—
Interest expense	58,316	60,034	64,631	88,630	76,726
Impairment of long-lived assets	2,051	430	206,089	123,717	1,553
Depreciation and amortization	43,393	46,118	55,749	69,913	57,092
Goodwill and mastheads impairment	385	—	275,310	488,543	225,820

Adjusted EBITDA from continuing operations	$80,561 (a)	$89,873 (b)	$81,989 (c)	$102,833 (d)	$101,884 (e)

(a)	Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $9,879, which are one time in nature or non-cash compensation. Included in these net expenses of $9,879 are non-cash compensation and other expenses of $4,227, non-cash portion of post retirement benefits expense of $(1,104), integration and reorganization costs of $5,950 and $806 loss on the sale of assets.
(b)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,365, which are one time in nature or non-cash compensation. Included in these net expenses of $8,365 are non-cash compensation and other expenses of $5,004, non-cash portion of post retirement benefits expense of $(649), integration and reorganization costs of $2,470 and $1,540 loss on the sale of assets.

Adjusted EBITDA also does not include $(33) of EBITDA generated from our discontinued operations.

(c)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,462, which are one time in nature or non-cash compensation. Included in these net expenses of $9,462 are non-cash compensation and other expenses of $8,634, non-cash portion of post retirement benefits expense of $(782), integration and reorganization costs of $2,028 and $418 gain on the sale of assets.

Adjusted EBITDA also does not include $(446) of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,149, which are one time in nature or non-cash compensation. Included in these net expenses of $24,149 are non-cash compensation and other expenses of $18,198, non-cash portion of post retirement benefits expense of $(1,499), integration and reorganization costs of $7,113 and $337 loss on the sale of assets.

Adjusted EBITDA also does not include $4,392 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended December 31, 2007 included net expenses of $23,791, which are one-time in nature or non-cash compensation. Included in these net expenses of $23,791 are non-cash compensation and other expense of $14,007, non-cash portion of postretirement benefits expense of $799, integration and reorganization costs of $7,490 and a $1,495 loss on the sale of assets.

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

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570.0 million. At January 1, 2012, after consideration of the interest rate swaps described below, $570.0 million of the remaining principal amount of our term loans are subject to floating interest rates.

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $5.2 million, based on average pro forma floating rate debt outstanding during 2011, after consideration of the interest rate swaps of $625.0 million described below, and average amounts outstanding under the revolving credit facility during 2011.

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

Commodities

Certain materials we use are subject to commodity price changes. We manage this risk through instruments such as purchase orders, membership in a buying consortium, fixed pricing agreements for certain newsprint purchases and continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.1 million based on newsprint usage for the year ended January 1, 2012 of approximately 50,500 metric tons. In 2012, 75% of the companies newsprint is fixed through a pricing agreement, therefore only 25% of the usage would be impacted by a price increase.

Item 8.	Financial Statements and Supplementary Data

GATEHOUSE MEDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GateHouse Media, Inc.

We have audited the accompanying consolidated balance sheets of GateHouse Media, Inc. and subsidiaries as of January 1, 2012 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GateHouse Media, Inc. and subsidiaries at January 1, 2012 and December 31, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Rochester, New York
March 8, 2012

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 1, 2012	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$19,212	$8,753
Restricted Cash	6,167	6,167
Accounts receivable, net of allowance for doubtful accounts of $2,976 and $3,260 at January 1, 2012 and December 31, 2010, respectively	59,236	61,512
Inventory	6,017	7,731
Prepaid expenses	15,483	10,506
Other current assets	7,347	7,253

Total current assets	113,462	101,922
Property, plant, and equipment, net of accumulated depreciation of $116,780 and $101,739 at January 1, 2012 and December 31, 2010, respectively	130,937	152,293
Goodwill	13,958	14,343
Intangible assets, net of accumulated amortization of $179,327 and $154,927 at January 1, 2012 and December 31, 2010, respectively	246,661	271,061
Deferred financing costs, net	2,974	4,334
Other assets	1,876	1,400
Assets held for sale	934	974

Total assets	$510,802	$546,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$1,039	$1,224
Current portion of long-term debt	4,600	11,249
Accounts payable	8,216	5,905
Accrued expenses	27,625	26,766
Accrued interest	2,876	2,805
Deferred revenue	27,171	27,348

Total current liabilities	71,527	75,297
Long-term liabilities:
Long-term debt	1,176,638	1,181,238
Long-term liabilities, less current portion	2,935	3,636
Derivative instruments	51,576	65,490
Pension and other postretirement benefit obligations	13,758	12,787

Total liabilities	1,316,434	1,338,448

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at January 1, 2012 and December 31, 2010; 58,313,868 and 58,313,868 shares issued, and 58,077,031 and 58,078,607 outstanding at January 1, 2012 and December 31, 2010, respectively	568	568
Additional paid-in capital	831,249	830,787
Accumulated other comprehensive loss	(54,359)	(62,614)
Accumulated deficit	(1,581,114)	(1,559,465)
Treasury stock, at cost, 236,837 and 235,261 shares at January 1, 2012 and December 31, 2010, respectively	(310)	(310)

Total GateHouse Media stockholders’ deficit	(803,966)	(791,034)
Noncontrolling interest	(1,666)	(1,087)

Total stockholders’ deficit	(805,632)	(792,121)

Total liabilities and stockholders’ deficit	$510,802	$546,327

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues:
Advertising	$365,563	$395,794	$409,627
Circulation	134,201	136,377	142,023
Commercial printing and other	26,029	26,417	33,143

Total revenues	525,793	558,588	584,793
Operating costs and expenses:
Operating costs	289,275	304,997	335,535
Selling, general, and administrative	150,050	159,846	165,007
Depreciation and amortization	43,393	46,118	55,749
Integration and reorganization costs	5,950	2,470	2,029
Impairment of long-lived assets	2,051	430	206,089
(Gain) loss on sale of assets	806	1,540	(418)
Goodwill and mastheads impairment	385	—	275,310

Operating income (loss)	33,883	43,187	(454,508)
Interest expense	58,316	60,034	64,631
Amortization of deferred financing costs	1,360	1,360	1,360
Gain on early extinguishment of debt	—	—	(7,538)
(Gain) loss on derivative instruments	(913)	8,277	12,672
Other (income) expense	(849)	(138)	1,394

Loss from continuing operations before income taxes	(24,031)	(26,346)	(527,027)
Income tax expense (benefit)	(1,803)	(155)	342

Loss from continuing operations	(22,228)	(26,191)	(527,369)
Loss from discontinued operations, net of income taxes	—	(449)	(3,243)

Net loss	(22,228)	(26,640)	(530,612)
Net loss attributable to noncontrolling interest	579	596	510

Net loss attributable to GateHouse Media	$(21,649)	$(26,044)	$(530,102)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.37)	$(0.44)	$(9.18)
Net loss attributable to GateHouse Media	$(0.37)	$(0.45)	$(9.24)

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2008	58,213,868	$568	$825,580	$(51,604)	$(1,003,319)	193,175	$(303)	$—	$(229,078)
Comprehensive loss:
Net loss	—	—	—	—	(530,102)	—	—	(510)	(530,612)
Gain on derivative instruments, net of income taxes of $0	—	—	—	3,107	—	—	—	—	3,107
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(419)	—	—	—	—	(419)

Comprehensive loss .									(527,924)
Restricted share grants	100,000	—	—	—	—	—	—	—	—
Non-cash compensation expense	—	—	3,429	—	—	—	—	—	3,429
Purchase of treasury stock	—	—	—	—	—	16,684	(3)	—	(3)

Balance at December 31, 2009	58,313,868	$568	$829,009	$(48,916)	$(1,533,421)	209,859	$(306)	$(510)	$(753,576)

Comprehensive loss:
Net loss	—	—	—	—	(26,044)	—	—	(596)	(26,640)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(12,691)	—	—	—	—	(12,691)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,007)	—	—	—	—	(1,007)

Comprehensive loss									(40,338)
Non-cash compensation expense	—	—	1,715	—	—	—	—	—	1,715
Stock issued by non wholly owned subsidiary	—	—	63	—	—	—	—	19	82
Purchase of treasury stock	—	—	—	—	—	25,402	(4)	—	(4)

Balance at December 31, 2010	58,313,868	$568	$830,787	$(62,614)	$(1,559,465)	235,261	$(310)	$(1,087)	$(792,121)

Comprehensive loss:
Net loss	—	—	—	—	(21,649)	—	—	(579)	(22,228)
Gain on derivative instruments, net of income taxes of $0	—	—	—	11,052	—	—	—	—	11,052
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(2,797)	—	—	—	—	(2,797)

Comprehensive loss									(13,973)
Non-cash compensation expense	—	—	462	—	—	—	—	—	462
Purchase of treasury stock	—	—	—	—	—	1,576	—	—	—

Balance at January 1, 2012	58,313,868	$568	$831,249	$(54,359)	$(1,581,114)	236,837	$(310)	$(1,666)	$(805,632)

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended January 1, 2012	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from operating activities:
Net loss	$(22,228)	$(26,640)	$(530,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,393	46,122	55,821
Amortization of deferred financing costs	1,360	1,360	1,360
(Gain) loss on derivative instruments	(913)	8,277	12,672
Non-cash compensation expense	462	1,715	3,429
(Gain) loss on sale of assets	806	1,540	(418)
Gain on early extinguishment of debt	—	—	(7,538)
Pension and other postretirement benefit obligations	(1,859)	(1,401)	(782)
Impairment of long-lived assets	2,051	834	208,794
Goodwill and mastheads impairment	385	—	275,310
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	2,478	6,157	7,120
Inventory	1,714	(682)	3,704
Prepaid expenses	(4,977)	(5,378)	(596)
Other assets	(585)	(78)	(3,564)
Accounts payable	2,311	(170)	(14,303)
Accrued expenses	(1,152)	(1,631)	(3,001)
Accrued interest	71	(430)	(4,660)
Deferred revenue	(177)	(478)	(463)
Other long-term liabilities	(701)	(2,664)	717

Net cash provided by operating activities	22,439	26,453	2,990

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,330)	(4,780)	(2,476)
Proceeds from sale of publications and other assets	2,599	4,156	11,151
Acquisitions, net of cash acquired	—	—	(275)

Net cash (used in) provided by investing activities	(731)	(624)	8,400

Cash flows from financing activities:
Repayments under short-term debt	—	(8,000)	(9,000)
Repayments under short-term note payable	—	—	(4,000)
Repayments under current portion of long-term debt	(11,249)	(2,513)	—
Purchase of treasury stock	—	(4)	(3)
Stock issued by non wholly owned subsidiary	—	7	—
Repurchase of subsidiary preferred stock	—	(11,500)	—

Net cash used in financing activities	(11,249)	(22,010)	(13,003)

Net increase (decrease) in cash and cash equivalents	10,459	3,819	(1,613)
Cash and cash equivalents at beginning of period	8,753	4,934	6,547

Cash and cash equivalents at end of period	$19,212	$8,753	$4,934

Supplemental disclosures on cash flow information:
Cash interest paid	$58,225	$59,317	$67,950
Cash income taxes paid	—	80	487

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

GateHouse Media, Inc. (“GateHouse”), formerly Liberty Group Publishing, Inc. (“LGP”), and its subsidiaries is a leading U.S. publisher of local newspapers and related publications that are generally the dominant source of local news and print advertising in their markets. As of January 1, 2012, the Company (as defined below) owned and operated 435 publications located in 21 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

Unlike large metropolitan newspapers, the Company derives a majority of its revenues from local advertising, rather than national advertising which the Company believes is generally more sensitive to economic conditions. The Company currently operates in a single reportable segment because its publications have similar economic characteristics, products, customers and distribution.

(b) Basis of Presentation

GateHouse was formed in 1997 for purposes of acquiring 166 daily and weekly newspapers. GateHouse is a holding company for its wholly owned subsidiary, GateHouse Media Operating, Inc. (“Operating Company”). The consolidated financial statements include the accounts of GateHouse and Operating Company and its consolidated subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

(c) Recent Developments

The newspaper industry and the Company have experienced declining same store revenue over the past few years. While these trends are stabilizing, the reduction in revenue has eliminated the availability to the Company of additional borrowings under the Company’s 2007 Credit Facility. As a result, the Company previously implemented plans to reduce costs and preserve cash flow. This plan includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide the financial resources necessary to invest in the business and ensure the Company future success and provide sufficient cash flow to enable its to meet our commitments for the next year.

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

(e) Fiscal Year

The Company’s fiscal year ends on the last Sunday of the calendar year. The 2011 fiscal year ended on January 1, 2012, and encompassed a 53-week period for approximately 60% of the Company.

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

(i) Goodwill and Intangible Assets

Intangible assets consist of advertiser, subscriber and customer relationships, mastheads, non-compete agreements with former owners of acquired newspapers, trade names and publication rights. The excess of acquisition costs over the estimated fair value of tangible and identifiable intangible net assets acquired is recorded as goodwill.

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

Due to an operational management change in the fourth quarter of 2011, certain properties having a goodwill balance of $385 were transferred to a reporting unit that previously did not have a goodwill balance. The Company performed an impairment assessment for this reporting unit and as a result an impairment charge related to goodwill of $385 was recorded as of January 1, 2012. The Company performed further analysis of this reporting unit’s intangible assets and determined that additional impairments were not present as of year-end. A review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that further impairment analysis was not required.

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

The Company accounts for uncertain tax positions under the provisions of FASB ASC Topic 740 “Income Taxes”. The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in tax expense.

(l) Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of the Company’s debt is disclosed in Note 8.

The Company accounts for derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). These standards require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss or net loss depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity.

(m) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(n) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the estimated remaining term of the related debt.

(o) Advertising

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses of $2,620, $3,549 and $4,397 during the years ended January 1, 2012, December 31, 2010 and December 31, 2009, respectively.

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

(r) Pension and Postretirement Liabilities

FASB ASC Topic 715, “Compensation—Retirement Benefits” (“ASC 715”) requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive loss. During the years ended January 1, 2012, December 31, 2010 and December 31, 2009 a total of $(2,797), $(1,007) and $(419) net of taxes of $0, $0 and $0, respectively, was recognized in other comprehensive loss (see Note 13).

(s) Self-Insurance Liability Accruals

The Company maintains self-insured medical and workers’ compensation programs. The Company purchases stop loss coverage from third parties which limits our exposure to large claims. The Company records a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

(t) Reclassifications

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current year presentation.

(u) Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends Accounting Standards Codification (ASC) Topic 820. ASU No. 2011-04 amends the ASC to clarify some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”) and changes some principles to achieve consistency between GAAP and IFRS. ASU 2011-04 also expands the existing disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-04 will not have a material effect on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)” which amends ASC 220. ASU No. 2011-05 amends the ASC to require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but continuous statements. This update eliminates the option of reporting other comprehensive income as part of the statement of changes in stockholders’ equity. The changes to the ASC as a result of this update is effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-05 will not have a material effect on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill for Impairment”, which amends ASC Topic 350. ASU No. 2011-08 amends the ASC to simplify how entities test for goodwill impairment. The amendments in the update allow an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis to decide whether the two-step goodwill impairment test should be performed as described in Topic 350. The changes to the ASC as a result of this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU No. 2011-08 will not have a material effect on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-09 “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan”, which amends ASC Subtopic 715-80. The amendment requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The changes to the ASC as a result of this update are effective for annual periods and fiscal years ending after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-08 did not have a significant impact on the Company’s Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation expense for share-based payments of $462, $1,715 and $3,429, during the years ended January 1, 2012, December 31, 2010 and December 31, 2009, respectively. The total compensation cost not yet recognized related to non-vested awards as of January 1, 2012 was $110, which is expected to be recognized over a weighted-average period of 1.3 years through April 2013.

(a) Restricted Share Grants (“RSGs”)

Prior to the Company’s IPO in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the years ended January 1, 2012, December 31, 2010 and December 31, 2009 the Company recognized $462, $1,715 and $3,429 respectively in share-based compensation expense related to RSGs and is recognized in the Consolidated Statement of Operations.

As of January 1, 2012 and December 31, 2010, there were 84,181 and 299,560 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $3.67 and $8.89, respectively. As of January 1, 2012, the aggregate intrinsic value of unvested RSGs was $6. As of January 1, 2012, the aggregate fair value of vested RSGs was $15.

RSG activity was as follows:

	Year Ended January 1, 2012		Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	299,560	$8.89	570,696	$10.01	868,492	$12.54
Granted	—	—	—	—	100,000	0.06
Vested	(215,379)	10.93	(264,403)	11.29	(392,571)	13.03
Forfeited	—	—	(6,733)	9.75	(5,225)	13.13

Unvested at end of year	84,181	$3.67	299,560	$8.89	570,696	$10.01

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

(3) Restructuring

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

Information related to restructuring program activity during the years ended January 1, 2012 and December 31, 2010 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2009	$245	$20	$265
Restructuring provision included in Integration and Reorganization (2)	1,189	1,288	2,477
Cash payments	(1,181)	(1,307)	(2,488)

Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in Integration and Reorganization	3,724	2,226	5,950
Cash payments	(3,077)	(1,801)	(4,878)

Balance at January 1, 2012	$900	$426	$1,326

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The restructuring reserve balance as of January 1, 2012, for all programs was $1,326, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the years ended January 1, 2012 and December 31, 2010.

	Years Ended
	January 1, 2012	December 31, 2010
Severance and related costs (2)	$3,724	$1,189
Other costs (1) (2)	2,226	1,288
Cash payments	(4,878)	(2,488)

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

Additionally, during the year ended January 1, 2012, the Company recognized an impairment charge of $1,696 related to the consolidation of its print operations. Refer to Note 16 for fair value measurement discussion.

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	January 1, 2012	December 31, 2010
Land	$19,627	$19,892
Buildings and improvements	86,786	90,081
Machinery and equipment	120,554	124,017
Furniture, fixtures, and computer software	20,225	18,628
Construction in progress	525	1,414

	247,717	254,032
Less: accumulated depreciation and amortization	(116,780)	(101,739)

Total	$130,937	$152,293

Depreciation expense during the years ended January 1, 2012, December 31, 2010 and December 31, 2009 was $18,993, $21,594 and $24,681, respectively.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,479	$491
Advertiser relationships	286,478	134,228	152,250
Customer relationships	8,940	2,946	5,994
Subscriber relationships	83,158	34,908	48,250
Trade name	5,493	2,655	2,838
Publication rights	345	111	234

Total	$389,384	$179,327	$210,057

Nonamortized intangible assets:
Goodwill	$13,958
Mastheads	36,604

Total	$50,562

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$3,833	$1,137
Advertiser relationships	286,478	116,618	169,860
Customer relationships	8,940	2,296	6,644
Subscriber relationships	83,158	29,987	53,171
Trade name	5,493	2,105	3,388
Publication rights	345	88	257

Total	$389,384	$154,927	$234,457

Nonamortized intangible assets:
Goodwill	$14,343
Mastheads	36,604

Total	$50,947

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.0 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the years ended January 1, 2012, December 31, 2010 and December 31, 2009 was $24,400, $24,524 and $31,068, respectively. Estimated future amortization expense as of January 1, 2012, is as follows:

For the years ending the Sunday closest to December 31:
2012	$24,092
2013	23,809
2014	23,809
2015	23,764
2016	21,803
Thereafter	92,780

Total	$210,057

The changes in the carrying amount of goodwill for the years ended January 1, 2012 and December 31, 2010 are as follows:

Balance at January 1, 2010	$14,343

Balance at December 31, 2010	14,343
Goodwill impairment	(385)

Balance at January 1, 2012	$13,958

As of January 1, 2012 and December 31, 2010, goodwill in the amount of $606,013 and $608,668, respectively, was deductible for income tax purposes.

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

As of March 31, 2009, a review of impairment indicators was performed with the Company noting that its market capitalization exceeded its consolidated carrying value and it was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 30, 2009, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions and declines in recent multiples, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. This analysis resulted in a reduction of the Company’s estimated fair value compared to prior impairment analysis. The sum of the fair values of the reporting units was reconciled to the Company’s then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium. The Company recorded an impairment charge related to goodwill of $245,974 and a newspaper masthead impairment charge of $29,336 in the second quarter of 2009 based on this comparison of reporting unit carrying value to fair value. The Company considered the goodwill and masthead impairment to be an impairment indicator under ASC 360 and performed an analysis of its undiscounted cash flow for amortizable intangibles. Due to reductions in operating projections within various reporting units, an impairment charge of $206,089 was recorded related to the Company’s advertiser and subscriber relationships.

As of September 30, 2009, December 31, 2009, and March 31, 2010 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2009 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 30, 2010, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results, no impairment indicators were identified for the only remaining reporting unit having a goodwill balance and all mastheads as the estimated fair value exceeded carrying value. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

As of September 30, 2010, December 31, 2010, and March 27, 2011 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2010 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 26, 2011, the fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results for the only remaining reporting unit having a goodwill balance as of the annual impairment assessment date, no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

As of September 25, 2011 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 26, 2011 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

Due to an operational management change in the fourth quarter of 2011, certain properties having a goodwill balance of $385 were transferred to a reporting unit that previously did not have a goodwill balance. The Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $385 of goodwill was impaired. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that additional impairments were not present as of year-end.

A review of impairment indicators was performed for the Company’s other reporting units as of year-end and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that further impairment analysis was not required.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(6) Accrued Expenses

Accrued expenses consisted of the following:

	January 1, 2012	December 31, 2010
Accrued payroll	$3,790	$2,780
Accrued bonus	4,465	4,560
Accrued vacation	1,396	2,583
Accrued insurance	6,488	6,308
Accrued newsprint	45	370
Accrued other	11,441	10,165

	$27,625	$26,766

(7) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of January 1, 2012 are as follows:

For the years ending the Sunday closest to December 31:
2012	$4,577
2013	4,292
2014	3,843
2015	2,699
2016	1,771
Thereafter	4,524

Total minimum lease payments	$21,706

Rental expense under operating leases for the years ended January 1, 2012, December 31, 2010 and December 31, 2009 was $5,382, $5,297 and $5,631, respectively.

(8) Indebtedness

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

The 2007 Credit Facility, prior to execution of the Second Amendment (defined below), provided for a: (a) $670,000 term loan facility that matures on August 28, 2014; (b) a delayed draw term loan facility of up to $250,000 that matures on August 28, 2014 and (c) a revolving credit facility with a $40,000 aggregate loan commitment amount available, including a $15,000 sub-facility for letters of credit and a $10,000 swingline facility, that matures on February 28, 2014. The borrowers used the proceeds of the 2007 Credit Facility to refinance existing indebtedness and for working capital and other general corporate purposes, including, without limitation, financing acquisitions permitted under the 2007 Credit Facility. The 2007 Credit Facility is secured by a first priority security interest in: (a) all present and future capital stock or other membership, equity, ownership or profits interest of Operating and all of its direct and indirect domestic restricted subsidiaries, (b) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (c) substantially all of the tangible and intangible assets of Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries. In addition, the loans and other obligations of the borrowers under the 2007 Credit Facility are guaranteed, subject to specified limitations, by Holdco, Operating and their present and future direct and indirect domestic restricted subsidiaries.

Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), is 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage Ratio (as defined in the 2007 Credit Facility) (i.e., the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans, and 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same total leverage ratio (as described above), and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at January 1, 2012 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the borrowers entered into the First Amendment to amend the 2007 Credit Facility (the “First Amendment”). The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrowers, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of January 1, 2012, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a

“most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Second Amendment to 2007 Credit Facility

On February 3, 2009, the Company entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default (each as described in the 2007 Credit Facility) under the 2007 Credit Agreement has occurred and is continuing or would result from such repurchases; (b) the sum of Unrestricted Cash and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20,000; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases are required to be made pursuant to the Second Amendment and the Company cannot provide any assurances that any such debt repurchases will be made or, if made, the prices at which such repurchases will be made. No debt repurchases were made during the year ended January 1, 2012.

The Second Amendment also reduced the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40,000 to $20,000; (b) for the letter of credit subfacility, from $15,000 to $5,000; and (c) for the swingline loan subfacility, from $10,000 to $5,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied. At January 1, 2012, Holdco was not able to incur additional debt under the 2007 Credit Facility.

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

Pursuant to the Agency Amendment, among other things, (a) Wells Fargo Bank resigned as Agent and (b) Gleacher was appointed as Agent. In addition, the Agency Amendment effected certain amendments to the 2007 Credit Facility that provide that (x) the Agent need not be a lender under the 2007 Credit Facility and

(y) the lenders holding a majority of the outstanding term loans and loan commitments under the 2007 Credit Facility have (i) the right, in their discretion, to remove the Agent and (ii) the right to make certain decisions and exercise certain powers under the 2007 Credit Facility that had previously been within the discretion of the Agent.

As required by the 2007 Credit Facility, as amended, on March 2, 2011 and March 5, 2010, the Company made principal payments of $11,249 and $2,513, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended December 31, 2010 and 2009, respectively. As of January 1, 2012, a total of $1,181,238 was outstanding under the 2007 Credit Facility; consisting of $662,284 under the term loan facility, $247,121 under the delayed draw term loan facility, and $271,833 under the incremental term loan facility. No amounts were outstanding under the revolving credit facility. Following the filing of this Annual Report (Form 10-K) on March 8, 2012 the Company expectes to make a principal payment of $4,600, which represents 50% of the Excess Cash Flow related to the fiscal year ended January 1, 2012, as required by the 2007 Credit Facility, as amended. This amount has been classified as current portion of long-term debt in the accompanying Consolidated Balance Sheet at January 1, 2012.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, was approximately $781,000.

Payment Schedule

As of January 1, 2012, scheduled principal payments of outstanding debt are as follows:

2012	4,600
2013	—
2014	1,176,638

$1,181,238
Less: Short-Term Debt	4,600

Long-Term Debt	$1,176,638

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under ASC 815. For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Consolidated Statement of Operations in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

	Liability Derivatives
	January 1, 2012		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$51,576	Derivative Instruments	$65,490

Total derivatives		$51,576		$65,490

The Effect of Derivative Instruments on the Statement of Operations

for the Years Ended January 1, 2012 and December 31, 2010

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Interest rate swaps	Loss on derivative instruments	$913	$(8,277)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$13,829	$(20,801)	Interest income/ (expense)	$(29,560)	$(38,209)	Other income/ (expense)	$85	$(167)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the year ended January 1, 2012, $(2,090) was amortized and recognized through earnings. The estimated amount, net of taxes, to be reclassified into earnings during the during the next six months is $(1,614).

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the year ended January 1, 2012, $1,262 was amortized and recognized through earnings and the associated deferred income taxes of $1,708 were recognized in income tax expense (benefit). As of January 1, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the year ended January 1, 2012, the fair value of the swap increased by $2,351, net, of which $0 was recognized through earnings and $2,351 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the year ended January 1, 2012, the fair value of the swap increased by $5,455, net, of which a decrease of $11 was recognized through earnings and an increase of $5,466 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the year ended January 1, 2012, the fair value of the swap increased by $4,580, net, of which a decrease of $19 was recognized through earnings and an increase of $4,599 was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the year ended January 1, 2012, the fair value of the swap increased by $1,528, net, of which $115 was recognized through earnings and $1,413 was recognized through accumulated other comprehensive income.

Upon the maturity of a redesignated hedge the Company reviewed all amounts in accumulated other comprehensive income and determined $240 should be reclassified from the derivative to the pension balance.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of January 1, 2012 and December 31, 2010 was $50,017 and $61,070, respectively.

(10) Income Taxes

Income tax expense (benefit) for the periods shown below consisted of:

	Current	Deferred	Total
Year ended January 1, 2012:
U.S. Federal	$(1,368)	$—	$(1,368)
State and local	(435)	—	(435)

	$(1,803)	—	$(1,803)

Year ended December 31, 2010:
U.S. Federal	$—	$—	$—
State and local	(155)	—	(155)

	$(155)	—	$(155)

Year ended December 31, 2009:
U.S. Federal	$—	$—	$—
State and local	342	—	342

	$342	—	342

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009
Computed “expected” tax benefit	$(8,171)	$(8,755)	$(179,008)
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	(367)	—	—
Nondeductible meals, entertainment, and other expenses	358	82	75
Return to provision adjustment	6	(60)	(155)
Impairment of Non-Deductible Goodwill	51	—	26,710
Change in valuation allowance	6,183	7,755	152,476
Increase (decrease) to provision for unrecognized tax benefits	120	(155)	342
Preferred stock dividend	—	899	—
Other	17	79	(98)

	$(1,803)	$(155)	$342

During the year ended January 1, 2012, the income tax benefit, net of income tax valuation allowance, was $1,803.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of January 1, 2012 and December 31, 2010 are presented below:

	January 1, 2012	December 31, 2010
Current deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,165	$1,276
Accrued expenses	12,976	12,124
Inventory capitalization	2,356	3,026

Gross current deferred tax assets	16,497	16,426
Less valuation allowance	(16,497)	(16,426)

Net current deferred tax assets	—	—

Non-current deferred tax assets:
Derivative instruments	20,219	25,613
Pension and other postretirement benefit obligation	7,489	5,711
Long-lived and intangible assets, principally due to differences in depreciation and amortization	183,794	208,250
Net operating losses	204,955	174,247

Gross non-current deferred tax assets	416,457	413,821
Less valuation allowance	(416,457)	(413,821)

Net non-current deferred tax assets	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

During the year ended December 31, 2009, the valuation allowance increased by $175,813, of which $176,865 was charged to earnings and a $1,052 reduction was recorded through accumulated other comprehensive income. During the year ended December 31, 2010, the valuation allowance increased by $10,980, of which $5,617 was charged to earnings and $5,363 was recorded through accumulated other comprehensive income. During the year ended January 1, 2012, the valuation allowance increased by $2,707 of which $6,551 was charged to earnings and $3,844 was recorded as a reduction through accumulated other comprehensive income.

At January 1, 2012, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $542,219, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates from 2018 through 2031. A portion of these net operating losses are subject to the limitations of Internal Revenue Code Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

At January 1, 2012, the Company had uncertain tax positions of $5,033 which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions for the year ended January 1, 2012.

A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended January 1, 2012 and December 31, 2010 are as follows:

Balance as of January 1, 2010	$5,068
Decreases based on tax positions prior to 2010	(265)
Increases based on tax positions in 2010	110

Uncertain tax positions as of December 31, 2010	$4,913
Increases based on tax positions prior to 2011	19
Increases based on tax positions in 2011	101

Uncertain tax positions as of January 1, 2012	$5,033

The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2008 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

(11) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2009
Numerator for earnings per share calculation:
Loss from continuing operations attributable to GateHouse Media	$(21,649)	$(25,595)	$(526,859)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	—	(449)	(3,243)

Net loss attributable to GateHouse Media	$(21,649)	$(26,044)	$(530,102)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	57,949,815	57,723,353	57,412,401
Dilutive securities, including restricted share grants	—	—	—

Diluted weighted average shares outstanding	57,949,815	57,723,353	57,412,401
Loss per share—basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.37)	$(0.44)	$(9.18)
Income (loss) from discontinued operations, attributable to GateHouse Media, net of taxes	—	(0.01)	(0.06)

Net loss attributable to GateHouse Media	$(0.37)	$(0.45)	$(9.24)

During the years ended January 1, 2012, December 31, 2010 and December 31, 2009, 84,181, 299,560 and 570,696 RSGs, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

(12) Employee Benefit Plans

The Company maintains a GateHouse Media, Inc. defined contribution plan (the “Defined Plan”) designed to conform to IRS rules for 401(k) plans for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. Employees can contribute amounts up to 100% of their eligible gross wages to the plan, subject to IRS limitations. The Company implemented a Company wide matching contribution on January 1, 2008 and discontinued offering such matching contribution across the Company on January 1, 2009. Effective January 2, 2012 the Company reinstated the matching contribution across the Company. During fiscal 2009, 2010, and 2011 the Company only offered a matching contribution to certain groups of the Company’s employees. The Company’s current match ranges from 50% to 100% of a specified portion of employee contribution, which specified portion ranges from 1% to 6% of eligible gross wages. During the years ended January 1, 2012, December 31, 2010 and December 31, 2009, when the Company did not offer a matching contribution across the entire Company, the Company’s matching contributions to the plan were $117, $102 and $107, respectively.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Publishers Plan for the years ended January 1, 2012, December 31, 2010 and December 31, 2009, respectively.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Executive Benefit Plan for the years ended January 1, 2012, December 31, 2010 and December 31, 2009, respectively.

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

The following provides information on the pension plan and postretirement medical and life insurance plan as of January 1, 2012 and December 31, 2010, for the years ended January 1, 2012 and December 31, 2010.

	Pension	Postretirement	Pension	Postretirement
	Year Ended January 1, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2010
Change in projected benefit obligation:
Benefit obligation at beginning of period	$23,142	$6,413	$21,978	$6,292
Service cost	200	42	200	46
Interest cost	1,238	303	1,228	323
Actuarial (gain) loss	946	23	1,265	61
Benefits and expenses paid	(1,600)	(321)	(1,529)	(302)
Participant contributions	—	18	—	20
Employer implicit subsidy fulfilled	—	(17)	—	(27)

Projected benefit obligation at end of period	$23,926	$6,461	$23,142	$6,413

Change in plan assets:
Fair value of plan assets at beginning of period	$17,101	$—	$15,389	$—
Actual return on plan assets	(372)	—	1,871	—
Employer contributions	1,369	303	1,370	282
Employer implicit subsidy contribution	—	17	—	27
Participant contributions	—	18	—	20
Employer implicit subsidy fulfilled	—	(17)	—	(27)
Benefits paid	(1,295)	(321)	(1,301)	(302)
Expenses paid	(305)	—	(228)	—

Fair value of plan assets at end of period	$16,498	$—	$17,101	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(23,926)	$(6,461)	$(23,142)	$(6,413)
Fair value of assets at end of period	16,498	—	17,101	—
Funded status	(7,428)	(6,461)	(6,041)	(6,413)
Unrecognized prior service cost	—	(2,155)	—	(2,731)
Unrecognized actuarial (gain) loss	6,289	206	3,972	303

Net accrued benefit cost	$(1,139)	$(8,410)	$(2,069)	$(8,841)

Balance sheet presentation:
Accrued liabilities	$—	$393	$—	$389
Pension and other postretirement benefit obligations	7,428	6,068	6,041	6,024
Accumulated other comprehensive income	(6,289)	1,949	(3,972)	2,428

Net accrued benefit cost	$1,139	$8,410	$2,069	$8,841

Components of net periodic benefit cost:
Service cost	$200	$42	$200	$46
Interest cost	1,238	303	1,228	323
Expected return on plan assets	(1,324)	—	(1,206)	—
Amortization of prior service cost	—	(457)	—	(457)
Amortization of unrecognized (gain) loss	82	—	125	(13)

Net periodic benefit cost	$196	$(112)	$347	$(101)

	Pension	Postretirement	Pension	Postretirement
	Year Ended January 1, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2010
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$2,640	$23	$600	$61
Amortization of net actuarial (loss) gain	(83)	—	(125)	13
Amortization of prior service (cost) credit	—	457	—	457
Other adjustment	(240)	—	—	—

Total recognized in other comprehensive income	$2,317	$480	$475	$531

Comparison of obligations to plan assets:
Projected benefit obligation	$23,926	$6,461	$23,142	$6,413
Accumulated benefit obligation	23,926	6,461	23,142	6,413
Fair value of plan assets	16,498	—	17,101	—

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended January 1, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2010
Weighted average discount rate	5.1%	4.4%	5.7%	5.3%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.75%	—	8.0%	—
Current year trend	—	8.1%	—	9.0%
Ultimate year trend	—	4.8%	—	5.0%
Year of ultimate trend	—	2021	—	2019

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and post retirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended January 1, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010	Year Ended December 31, 2010
Weighted average discount rate	5.7%	5.3%	5.7%	5.6%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.75%	—	8.0%	—
Current year trend	—	8.5%	—	9.5%
Ultimate year trend	—	4.8%	—	5.0%
Year of ultimate trend	—	2021	—	2020

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

Postretirement
Year Ended January 1, 2012
Effect of 1% increase in health care cost trend rates
APBO	$6,929
Dollar change	$468
Percent change	6.8%
Effect of 1% decrease in health care cost trend rates
APBO	$6,070
Dollar change	$(391)
Percent change	(6.4)%

Fair Value of plan assets are measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. The pension plan’s assets by asset category are as follows:

	January 1, 2012		December 31, 2010
	Dollar	Percent	Dollar	Percent
Equity funds	$10,105	61%	$11,853	70%
Debt funds	5,353	33%	4,197	24%
Cash	346	2%	716	4%
Other	694	4%	335	2%

Total	$16,498	100%	$17,101	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2012	$1,376	$402
2013	1,401	428
2014	1,408	427
2015	1,460	420
2016	1,504	405
2017-2021	7,774	1,677
Employer contribution expected to be paid during the year ending December 31, 2012	$1,280	$402

The postretirement plans are not funded.

The aggregate amount of net actuarial loss and prior service cost related to the Company’s pension and post retirement plans recognized in other comprehensive income as of January 1, 2012 was $4,342.

Multiemployer Plans

The Company is a participant in three multi-employer pension plans covering certain employees with Collective Bargaining Agreements (“CBAs”) in Ohio, Massachusetts and Illinois. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	The Company plays no part in the management of plan investments or any other aspect of plan administration.

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the unfunded status of the plan, referred to as withdrawal liability.

The Company’s participation in these plans for the year ended January 1, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan’s for the years ended December 31, 2011 and December 31, 2010, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

Pension Plan Name	EIN Number/ Plan Number	Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Dates of CBAs
		2011	2010		2011	2010	2009
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$9	$8	$9	No	Under negotiation
GCIU—Employer Retirement Benefit Plan (a)	91-6024903/001	Red	Red	Implemented	87	89	89	No	11/14/2014
The Newspaper Guild International Pension Plan (a)	52-1082662/001	Red	Red	Implemented	130	146	167	No	Under negotiation

Total					$226	$243	$265

(a)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

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

As of January 1, 2012 and December 31, 2010, a total of 84,181 and 194,560 RSGs were outstanding under the Plan, respectively.

(15) Assets Held for Sale

As of January 1, 2012 and December 31, 2010, the Company intended to dispose of various assets which are classified as held for sale on the consolidated balance sheet in accordance with ASC 360. The following table summarizes the major classes of assets and liabilities held for sale at January 1, 2012 and December 31, 2010:

	January 1, 2012	December 31, 2010
Long-term assets held for sale:
Property, plant and equipment, net	$934	$974

Total long-term assets held for sale	$934	$974

These assets are real property and no publication related assets are included.

During the years ended January 1, 2012 and December 31, 2010 the Company recorded an impairment charge in the amount of $355 and $545, respectively, related to property, plant and equipment which were classified as held for sale, refer to Note 16 for fair value measurement discussion.

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

The following table provides fair value measurement information for the Company’s major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
Liabilities
Derivatives as of December 31, 2010 (1)	$—	$—	$65,490	$65,490	Income
Derivatives as of January 1, 2012 (1)	—	—	51,576	51,576	Income

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for year ended January 1, 2012:

Derivative Liabilities
Balance as of December 31, 2010	$65,490
Total (gains) losses, net:
Included in earnings (or changes in net assets)	(85)
Included in other comprehensive income	(13,829)

Balance as of January 1, 2012	$51,576

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarter ended June 30, 2009, goodwill was written down to implied fair value and mastheads and certain amortizable intangibles were written down to fair value. An additional goodwill impairment charge was recognized in the quarter ended January 1, 2012. The valuation techniques utilized to measure fair value are discussed in Note 5.

During the years ended January 1, 2012 and December 31, 2010, the Company recorded an impairment charge in the amount of $355 and $545, respectively, related to property, plant and equipment which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value as of January 1, 2012 and December 31, 2010. Additionally, during the three months ended June 26, 2011, the Company wrote-off presses having a net book value of $1,696 related to the consolidation of its print operations, utilizing recent sale activity, Level 2 inputs.

The following table summarizes the nonfinancial assets measured at fair value on a nonrecurring basis during 2009 in the accompanying condensed consolidated balance sheet. These amounts relate to our June 30, 2009 annual impairment review:

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

Restricted cash at January 1, 2012 and December 31, 2010, in the aggregate amount of $6,167, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(18) Related-Party Transactions

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

As of January 1, 2012, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $124,549 of the $1,181,238 outstanding under the 2007 Credit Facility, as amended as of January 1, 2012. These amounts were purchased on arms’ length terms in secondary market transactions.

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

(20) Quarterly Results (unaudited)

	Quarter Ended March 27	Quarter Ended June 26	Quarter Ended September 25	Quarter Ended January 1
Year Ended January 1, 2012
Revenues	$119,818	$134,393	$127,143	$144,439
Operating income (loss)	(3,660)	9,818	9,040	18,685
Income (loss) before income taxes	(18,158)	(5,033)	(5,141)	4,301
Net income (loss)	(17,968)	(4,876)	(4,978)	6,173
Basic income (loss) per share	$(0.31)	$(0.08)	$(0.09)	$0.11
Diluted income (loss) per share	$(0.31)	$(0.08)	$(0.09)	$0.11

	Quarter Ended March 31 (a)	Quarter Ended June 30 (a)	Quarter Ended September 30 (a)	Quarter Ended December 31 (a)
Year Ended December 31, 2010
Revenues	$133,103	$144,216	$137,907	$143,362
Operating income	745	12,792	12,037	17,613
Income (loss) before income taxes	(17,291)	(5,162)	(5,287)	1,394
Net income (loss)	(17,320)	(5,225)	(4,881)	1,382
Basic income (loss) per share	$(0.30)	$(0.09)	$(0.08)	$0.02
Diluted income (loss) per share	$(0.30)	$(0.09)	$(0.08)	$0.02

(a)	Certain amounts differ from those previously reported on Forms 10-Q and 10-K due to the reclassification of discontinued operations as described in Note 19 to the consolidated Financial Statements.

(21) Subsequent Events

During the first quarter of 2012, the Company is further reorganizing its management structure to better address the needs of its publications.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive office) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2012, our disclosure controls and procedures were effective.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of January 1, 2012, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as one is not required pursuant to the provisions of the Dodd–Frank Wall Street Reform and Consumer Protection Act.

Item 9B.	Other Information

(a) On March 6, 2012, awards of annual cash bonuses to certain GateHouse Media, Inc. executive officers were declared, as set forth below. It is anticipated that such bonuses will be paid out late in the first quarter of 2012.

Executive Officer	Cash Bonus
Michael R. Reed Chief Executive Officer	$800,000

Melinda A. Janik Senior Vice President and Chief Financial Officer	$125,000

Polly Grunfeld Sack Senior Vice President, Secretary and General Counsel	$140,000

Kirk A. Davis President and Chief Operating Officer	$350,000

(b) On March 6, 2012, our Board of Directors approved and we entered into amendments to our existing employment agreements with Michael R. Reed, our Chief Executive Officer, Kirk A. Davis, our President and Chief Operating Officer and Polly Grunfeld Sack, our Senior Vice President, Secretary and General Counsel. The amendments amend each such executive’s existing employment agreement to provide for an enhanced severance benefit upon the executive’s involuntary termination of employment without “cause” (as such term is defined in the amendments) or voluntary termination of employment for “good reason” (as such term is defined in the amendments), in each case, within 18 months of the earlier to occur of the commencement of any discussion with any individual or entity that ultimately results in a “change of control” or the occurrence of a change of control transaction. The term “change of control” in the amendments has the meaning assigned to such term in the Company’s Omnibus Stock Incentive Plan. The amendments also include certain modifications required by Section 409A of the Internal Revenue Code of 1986, as amended, and make conforming and clarifying changes to each of such executive’s restrictive covenants (such as non-competition, confidentiality and non-solicitation). Except as set forth herein, the amendments did not make any changes to the existing employment agreements.

The enhanced severance which each executive could become eligible to receive under the amendments consists of: (a) a monthly payment for a specified period (27 months for our Chief Executive Officer, 24 months for our Chief Operating Officer and 21 months for our General Counsel) equal to the executive’s monthly base salary and average monthly bonus (the average of the last three annual cash bonuses, or, if three annual cash bonuses have not been paid to the executive, the average of such bonuses that have been paid to the executive, in each case, divided by 12); (b) a pro-rated annual cash bonus for the year that the executive’s employment is terminated; (c) the accelerated vesting of any restricted stock awards that are unvested as of the date that the executive’s employment is terminated; (d) up to six months of outplacement services immediately following the executive’s termination of employment; and (e) up to 12 months of continued healthcare coverage.

The above description of the amendments is qualified in its entirety by the text of each respective amendment, which are attached as Exhibits 10.22, 10.23 and 10.25 of this Annual Report on Form 10-K and are incorporated into this Item 9B by reference.

Also on March 6, 2012, our Board of Directors approved and we entered into an employment agreement with Melinda A. Janik, our Senior Vice President and Chief Financial Officer. The employment agreement generally embodies the terms of that certain offer letter, dated December 23, 2008, filed as Exhibit 10.19 to our Annual Report on Form 10-K filed on March 13, 2009.

Under the employment agreement, Ms. Janik has the title of Senior Vice President and Chief Financial Officer and is entitled to continue to receive her current base salary at the annual rate of $275,000 (“Base Salary”). Ms. Janik is eligible to receive each fiscal year a bonus (for each such fiscal year, a “Bonus”), based on the achievement, as determined by the Board of Directors, of certain performance standards as agreed to by Ms. Janik and the Board of Directors. Such Bonus is payable in such combination of cash and shares of common stock of the Company (“Common Stock”) as determined by the Board of Directors, under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (or any similar or successor plan) (the stock portion of any such Bonus being a “Restricted Stock Grant”). The number of shares comprising any Restricted Stock Grant shall be determined by dividing the applicable portion of the Bonus being awarded in Common Stock by the fair market value (as determined by the Board of Directors) of the Common Stock on the date of grant. The cash portion of each Bonus shall be paid to Ms. Janik within a reasonable time after the end of the fiscal year, but in no event later than four months following completion of the fiscal year to which such Bonus relates (“Outside Payment Date”). The Restricted Stock Grant portion of each Bonus shall be made on such date as the Board of Directors determines in its discretion, though no later than the applicable Outside Payment Date. No Bonus in respect of any fiscal year will be due to Ms. Janik unless she is employed by us on the last day of the fiscal year in respect of which the Bonus is awarded.

Ms. Janik will be entitled to all of the usual benefits offered to employees at the executive level, including vacation, sick time, participation in our medical, dental and insurance programs, as well as the ability to participate in our 401(k) retirement savings plan, subject to the applicable limitations and requirements imposed by the terms of such benefit plans, in each case in accordance with the terms of such plans as from time to time in effect. Ms. Janik shall also be entitled to not less than four weeks paid vacation annually. We will reimburse Ms. Janik for any expenses reasonably and necessarily incurred by her in furtherance of her duties under the employment agreement.

Ms. Janik’s employment may be terminated (a) by us for “cause” (as such term is defined in the employment agreement), effective on the date on which a written notice to such effect is delivered to Ms. Janik; (b) by us at any time without “cause”, effective on the date on which a written notice to such effect is delivered to Ms. Janik; or (c) by Ms. Janik at any time, effective on the date on which a written notice to such effect is delivered to us.

If Ms. Janik’s employment with us is terminated by us for “cause”, she shall not be entitled to any further compensation or benefits other than accrued but unpaid Base Salary and accrued and unused vacation pay through the date of such termination (collectively, the “Accrued Benefits”).

If Ms. Janik’s employment is terminated by us other than for “cause”, and not within 18 months of a “change of control” (as such term is defined in the employment agreement), then she shall be entitled to, upon Ms. Janik’s providing us with a signed release of claims in a form adopted by the Board of Directors from time to time and subject to Ms. Janik’s continued compliance with restrictive covenants and confidentiality provisions of the employment agreement: (a) the Accrued Benefits, (b) an amount equal to twelve (12) months Base Salary payable in the same manner as provided under the employment agreement, (c) any declared Bonus not yet paid, and (d) continuation of her coverage under our medical plan at the same levels as such benefits that have been provided to her, until the earlier of (A) the period of time it takes Ms. Janik to become eligible for the medical benefits program of a new employer (subject to the Noncompetition provision under the employment agreement) or (B) twelve (12) months from the date of such termination. If Ms. Janik’s employment is terminated by us without “cause” or Ms. Janik terminates her employment for “good reason” (as such term is defined in the employment agreement, in each case, within 18 months of the earlier to occur of the commencement of any discussion with any individual or entity that ultimately results in a change of control or the occurrence of a “change of control” transaction, Mr. Janik could become eligible to receive the same enhanced severance benefits described above for our General Counsel.

Unless Ms. Janik breaches one of the restrictive covenants contained in the employment agreement, the payments described in the termination provisions in the employment agreement shall be paid over a period of twelve (12) months commencing on the date of Ms. Janik’s termination of employment with us; provided that if such termination is by Ms. Janik for “good reasons” or occurs within 18 months of a “change in control”, such payments shall be paid over a twenty-one (21) month period.

The above description of Ms. Janik’s employment agreement is qualified in its entirety by the text of such agreement, which is attached as Exhibit 10.24 of this Annual Report on Form 10-K and is incorporated into this Item 9B by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended January 1, 2012.

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

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended January 1, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended January 1, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans as of January 1, 2012

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,868,756
Equity compensation plans not approved by security holders	—	—	—

Totals	—		1,868,756

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended January 1, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended January 1, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

GateHouse Media, Inc.

Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended January 1, 2012	$3,260	$3,093	$—		$(3,377	)(1)	$2,976
Year ended December 31, 2010	$4,569	$3,624	$—		$(4,933	)(1)	$3,260
Year ended December 31, 2009	$6,024	$5,336	$—		$(6,791	)(1)	$4,569

Deferred tax valuation allowance
Year ended January 1, 2012	$430,247	$6,551	$(3,844	)(2)	$—		$432,954
Year ended December 31, 2010	$419,267	$5,617	$5,363	(2)	$—		$430,247
Year ended December 31, 2009	$243,454	$176,865	$(1,052	)(2)	$—		$419,267

(1)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(2)	Amount is primarily related to the change in derivative value and is recorded in accumulated other comprehensive income.

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser		8-K	2.1	March 1, 2007

2.2	Stock and Asset Purchase Agreement, dated as of March 13, 2007, by and between GateHouse Media Illinois Holdings, Inc., as Buyer, and The Copley Press, Inc., as Seller		8-K	2.1	April 11, 2007

2.3	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.1	May 8, 2007

2.4	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.2	May 8, 2007

2.5	Asset Purchase Agreement, dated June 28, 2007, by and among GateHouse Media, Inc., GateHouse Media West Virginia Holdings, Inc., GateHouse Media Illinois Holdings, Inc., Champion Publishing, Inc. and Champion Industries, Inc.		S-1/A	2.9	July 13, 2007

2.6	Asset Purchase Agreement, dated October 23, 2007, by and among GateHouse Media Operating, Inc., as Buyer, GateHouse Media, Inc., as Buyer guarantor, Morris Communications Company LLC, Morris Publishing Group, LLC, MPG Allegan Property, LLC, Broadcaster Press, Inc., MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as Sellers, and Morris Communications Company, LLC, as Sellers’ guarantor		8-K	2.1	December 3, 2007

3.1	Second Amended and Restated Certificate of Incorporation of GateHouse Media, Inc.		S-1/A	3.1	October 11, 2006

3.2	Amended and Restated By-laws of GateHouse Media, Inc.		8-K	3.2	November 13, 2007

4.1	Form of common stock certificate		S-1/A	4.1	October 11, 2006

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

4.2	Form of Investor Rights Agreement by and among GateHouse Media, Inc. and FIF III Liberty Holdings LLC		S-1/A	4.2	October 11, 2006

*10.1	GateHouse Media, Inc. Omnibus Stock Incentive Plan		S-1/A	10.1	October 11, 2006

*10.2	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (three-year vesting)		10-K	10.2	March 17, 2008

*10.3	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (April 15, 2008 vesting)		10-K	10.3	March 17, 2008

*10.4	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan		S-1	10.2	July 21, 2006

*10.5	Liberty Group Publishing, Inc. Executive Benefit Plan		S-1	10.3	July 21, 2006

*10.6	Liberty Group Publishing, Inc. Executive Deferral Plan		S-1	10.4	July 21, 2006

*10.7	Employment Agreement, dated as of January 3, 2006, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Michael E. Reed		S-1	10.8	July 21, 2006

*10.8	Employment Agreement, dated as of May 1, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Polly G. Sack		S-1	10.12	July 21, 2006

*10.9	Management Stockholder Agreement, dated as of January 29, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Michael E. Reed		S-1	10.13	July 21, 2006

*10.10	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Polly G. Sack		S-1	10.19	July 21, 2006

10.11	Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors		S-1/A	10.6	October 11, 2006

10.12	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc.		8-K	10.1	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.13	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.1	March 1, 2007

10.14	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.2	March 1, 2007

10.15	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement		8-K	10.3	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.16	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent		8-K	99.1	May 11, 2007

10.17	Underwriting Agreement, dated July 17, 2007, among GateHouse Media, Inc. and Goldman, Sachs & Co., Wachovia Capital Markets, LLC and Morgan Stanley & Co. Incorporated		8-K	1.1	July 18, 2007

10.18	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent		8-K	99.1	February 5, 2009

*10.19	Offer letter dated December 23, 2008, between GateHouse Media, Inc., and Melinda A. Janik		10-K	10.23	March 13, 2009

*10.20	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis.		8-K	10.1	January 9, 2009

*10.21	Offer letter dated February 4, 2008, between GateHouse Media, Inc., and Mark Maring.		10-Q	10.1	November 7, 2008

*10.22	Form of amendment to Employment Agreement for Michael E. Reed.	X

*10.23	Form of amendment to Employment Agreement for Kirk Davis.	X

*10.24	Form of Employment Agreement by and among GateHouse Media, Inc., GateHouse Operating, Inc. and Melinda A. Janik.	X

*10.25	Form of amendment to Employment Agreement for Polly G. Sack.	X

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

10.26	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent.		8-K	99.1	April 7, 2011

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated April 13, 2007		8-K/A	16.1	April 13, 2007

21	Subsidiaries of GateHouse Media, Inc.	X

23	Consent of Ernst & Young LLP	X

31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934	X

31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase

** 101.LAB	XBRL Taxonomy Extension Label Linkbase

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

For purposes of the incorporation by reference of documents as Exhibits, all references to Forms 10-Q and 8-K of GateHouse Media, Inc. refer to Forms 10-Q and 8-K filed with the Commission under Commission file number 001-33091; and all references to Forms S-1 and S-1/A of GateHouse Media, Inc. refer to Forms S-1 and S-1/A filed with the Commission under Registration Number 333-135944.

*	Asterisks identify management contracts and compensatory plans or arrangements.
**	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEHOUSE MEDIA, INC.

By:	/s/ MICHAEL E. REED
Michael E. Reed Chief Executive Officer

March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS Wesley R. Edens	Chairman of the Board	March 8, 2012

/s/ MICHAEL E. REED Michael E. Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2012

/s/ MELINDA A. JANIK Melinda A. Janik	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012

/s/ BURL OSBORNE Burl Osborne	Director	March 8, 2012

/s/ KEVIN M. SHEEHAN Kevin M. Sheehan	Director	March 8, 2012