Form 10-Q
period 2012-04-01
GateHouse Media, Inc.
filed 2012-05-03
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, 58,077,031 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	April 1, 2012	January 1, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,751	$19,212
Restricted cash	6,167	6,167
Accounts receivable, net of allowance for doubtful accounts of $2,946 and $2,976 at April 1, 2012 and January 1, 2012, respectively	50,835	59,236
Inventory	6,008	6,017
Prepaid expenses	11,068	15,483
Other current assets	8,413	7,347

Total current assets	106,242	113,462
Property, plant, and equipment, net of accumulated depreciation of $120,936 and $116,780 at April 1, 2012 and January 1, 2012, respectively	126,804	130,937
Goodwill	13,742	13,958
Intangible assets, net of accumulated amortization of $185,366 and $179,327 at April 1, 2012 and January 1, 2012, respectively	240,622	246,661
Deferred financing costs, net	2,634	2,974
Other assets	2,367	1,876
Assets held for sale	934	934

Total assets	$493,345	$510,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$988	$1,039
Current portion of long-term debt	—	4,600
Accounts payable	8,289	8,216
Accrued expenses	28,958	27,625
Accrued interest	2,898	2,876
Deferred revenue	27,532	27,171

Total current liabilities	68,665	71,527
Long-term liabilities:
Long-term debt	1,176,638	1,176,638
Long-term liabilities, less current portion	2,660	2,935
Derivative instruments	55,575	51,576
Pension and other postretirement benefit obligations	13,510	13,758

Total liabilities	1,317,048	1,316,434

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at April 1, 2012 and January 1, 2012; 58,313,868 issued and 58,077,031 outstanding at April 1, 2012 and January 1, 2012	568	568
Additional paid-in capital	831,274	831,249
Accumulated other comprehensive loss	(59,079)	(54,359)
Accumulated deficit	(1,594,355)	(1,581,114)
Treasury stock, at cost, 236,837 shares at April 1, 2012 and January 1, 2012	(310)	(310)

Total GateHouse Media stockholders’ deficit	(821,902)	(803,966)
Noncontrolling interest	(1,801)	(1,666)

Total stockholders’ deficit	(823,703)	(805,632)

Total liabilities and stockholders’ deficit	$493,345	$510,802

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended April 1, 2012	Three months ended March 27, 2011
Revenues:
Advertising	$80,910	$81,596
Circulation	33,117	32,171
Commercial printing and other	5,986	6,051

Total revenues	120,013	119,818
Operating costs and expenses:
Operating costs	69,710	72,346
Selling, general, and administrative	37,842	38,270
Depreciation and amortization	10,552	11,057
Integration and reorganization costs	1,130	1,457
(Gain) loss on sale of assets	(2)	348
Goodwill impairment	216	—

Operating income (loss)	565	(3,660)
Interest expense	14,548	13,780
Amortization of deferred financing costs	340	340
(Gain) loss on derivative instruments	(834)	379
Other income	(8)	(1)

Loss from continuing operations before income taxes	(13,481)	(18,158)
Income tax (benefit) expense	(105)	34

Net loss	(13,376)	(18,192)
Net loss attributable to noncontrolling interest	135	224

Net loss attributable to GateHouse Media	$(13,241)	$(17,968)

Loss per share:
Basic and diluted:
Net loss attributable to GateHouse Media	$(0.23)	$(0.31)

Basic weighted average shares outstanding	58,013,362	57,856,889
Diluted weighted average shares outstanding	58,013,362	57,856,889

Comprehensive loss	$(18,096)	$(10,330)
Comprehensive loss attributable to noncontrolling interest	(135)	(224)

Comprehensive loss attributable to GateHouse Media	$(17,961)	$(10,106)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional	Accumulated other comprehensive	Accumulated	Treasury stock		Non- controlling interest in
	Shares	Amount	paid-in capital	loss	deficit	Shares	Amount	subsidiary	Total
Balance at January 2, 2012	58,313,868	$568	$831,249	$(54,359)	$(1,581,114)	236,837	$(310)	$(1,666)	$ (805,632)
Net loss	—	—	—	—	(13,241)	—	—	(135)	(13,376)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(4,834)	—	—	—	—	(4,834)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	114	—	—	—	—	114
Non-cash compensation expense	—	—	25	—	—	—	—	—	25

Balance at April 1, 2012	58,313,868	$568	$831,274	$(59,079)	$(1,594,355)	236,837	$(310)	$(1,801)	$(823,703)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended April 1, 2012	Three months ended March 27, 2011
Cash flows from operating activities:
Net loss	$(13,376)	$(18,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,552	11,057
Amortization of deferred financing costs	340	340
(Gain) loss on derivative instruments	(834)	379
Non-cash compensation expense	25	256
(Gain) loss on sale of assets	(2)	348
Pension and other postretirement benefit obligations	(96)	(9)
Goodwill impairment	216	—
Changes in assets and liabilities:
Accounts receivable, net	8,401	9,185
Inventory	9	28
Prepaid expenses	4,415	5,161
Other assets	(1,557)	(226)
Accounts payable	73	1,886
Accrued expenses	1,232	3,163
Accrued interest	22	1,598
Deferred revenue	361	640
Other long-term liabilities	(275)	(373)

Net cash provided by operating activities	9,506	15,241

Cash flows from investing activities:
Purchases of property, plant, and equipment	(514)	(525)
Proceeds from sale of assets and insurance	147	37

Net cash used in investing activities	(367)	(488)

Cash flows from financing activities:
Repayments under current portion of long-term debt	(4,600)	(11,249)

Net cash used in financing activities	(4,600)	(11,249)

Net increase in cash and cash equivalents	4,539	3,504
Cash and cash equivalents at beginning of period	19,212	8,753

Cash and cash equivalents at end of period	$23,751	$12,257

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended January 1, 2012, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Prior to 2011, the Company’s fiscal year ended on December 31. Effective January 1, 2011, the Company’s fiscal year changed to a 52 week operating year ending on the Sunday closest to December 31. For the first quarter 2012 a portion of the business had ninety one days of operations compared to only eighty six days in the first quarter of 2011.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The resulting operating segments are Large Community Newspapers, Small Community Newspapers and Directories. These operating segments are aggregated into one reportable business segment.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to the Company of additional borrowings under its 2007 Credit Facility. As a result, the Company previously implemented and continues to implement plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments for the next year.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”, which amends Accounting Standards Codification (ASC) Topic 820. ASU No. 2011-04 amends the ASC to clarify some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”) and changes some principles to achieve consistency between GAAP and IFRS. ASU 2011-04 also expands the existing disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-04 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)” which amends ASC 220. ASU No. 2011-05 amends the ASC to require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but continuous statements. This update eliminates the option of reporting other comprehensive income as part of the statement of changes in stockholders’ equity. The changes to the ASC as a result of this update is effective for annual and interim reporting periods beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-05 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill for Impairment”, which amends ASC Topic 350. ASU No. 2011-08 amends the ASC to simplify how entities test for goodwill impairment. The amendments in the update allow an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis to decide whether the two-step goodwill impairment test should be performed as described in Topic 350. The changes to the ASC as a result of this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 2, 2012 for the Company). The adoption of ASU No. 2011-08 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $25 and $256 during the three months ended April 1, 2012 and March 27, 2011, respectively. The total compensation cost not yet recognized related to non-vested awards as of April 1, 2012 was $89, which is expected to be recognized over a weighted average period of 1.0 years through April 2013.

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

As of April 1, 2012 and March 27, 2011, there were 50,848 and 133,424 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.04 and $6.74, respectively. As of April 1, 2012, the aggregate intrinsic value of unvested RSGs was $3. During the three months ended April 1, 2012, the aggregate fair value of vested RSGs was $2.

RSG activity was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	84,181	$3.67
Vested	(33,333)	0.06

Unvested at April 1, 2012	50,848	$6.04

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.

(3) Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.

(4) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve its operations. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within each region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended January 1, 2012 and the three months ended April 1, 2012 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in Integration and Reorganization	3,724	2,226	5,950
Cash payments	(3,077)	(1,801)	(4,878)

Balance at January 1, 2012	$900	$426	$1,326
Restructuring provision included in integration and reorganization	814	316	1,130
Cash payments	(975)	(555)	(1,530)

Balance at April 1, 2012	$739	$187	$926

(1) Other costs primarily included costs to consolidate operations.

The restructuring reserve balance as of April 1, 2012, for all programs was $926, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended April 1, 2012 and March 27, 2011.

	Three Months Ended
	April 1, 2012	March 27, 2011
Severance and related costs	$814	$1,443
Other costs (1)	316	14
Cash payments	(1,530)	(440)

(1) Other costs primarily included costs to consolidate operations.

Additionally, during the three months ended June 26, 2011, the Company recognized an impairment charge of $1,696 related to the consolidation of its print operations. Refer to Note 12 for fair value measurement discussion.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	April 1, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,585	$385
Advertiser relationships	286,478	138,626	147,852
Customer relationships	8,940	3,109	5,831
Subscriber relationships	83,158	36,137	47,021
Trade name	5,493	2,792	2,701
Publication rights	345	117	228

Total	$389,384	$185,366	$204,018

Nonamortized intangible assets:
Goodwill	$13,742
Mastheads	36,604

Total	$50,346

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,479	$491
Advertiser relationships	286,478	134,228	152,250
Customer relationships	8,940	2,946	5,994
Subscriber relationships	83,158	34,908	48,250
Trade name	5,493	2,655	2,838
Publication rights	345	111	234

Total	$389,384	$179,327	$210,057

Nonamortized intangible assets:
Goodwill	$13,958
Mastheads	36,604

Total	$50,562

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.0 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended April 1, 2012 and March 27, 2011 was $6,039 and $6,123, respectively. Estimated future amortization expense as of April 1, 2012 is as follows:

For the years ending the Sunday closest to December 31:
2012	18,053
2013	23,809
2014	23,764
2015	23,730
2016	21,803
Thereafter	92,859

Total	$204,018

The changes in the carrying amount of goodwill for the period from January 2, 2012 to April 1, 2012 are as follows:

Balance at January 2, 2012	$13,958
Goodwill impairment	(216)

Balance at April 1, 2012	$13,742

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

As of March 27, 2011, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2010 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

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

As of September 25, 2011, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 26, 2011 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

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

As of January 1, 2012, a review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that further impairment analysis was not required.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The fair value of goodwill was allocated to each of the new reporting units, Small Community Newspapers, Large Daily Newspapers and Metro Newspapers. The Company determined that impairment indicators were present for the Metro Newspaper reporting unit, which had a goodwill balance of $216. As of April 1, 2012 the Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $216 of goodwill was impaired. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that additional impairments were not present.

As of April 1, 2012, a review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that further impairment analysis was not required.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at April 1, 2012 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant at such time.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to amend the 2007 Credit Facility. The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of April 1, 2012, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Second Amendment to 2007 Credit Facility

On February 3, 2009, the Company entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

Among other things, the Second Amendment reduced the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40,000 to $20,000; (b) for the letter of credit subfacility, from $15,000 to $5,000; and (c) for the swingline loan subfacility, from $10,000 to $5,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1.00 and the current Incurrence Test (as defined in the Second Amendment) is satisfied.

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

2007 Credit Facility Excess Cash Flow Payment and Outstanding Balance

As required by the 2007 Credit Facility, as amended, on March 15, 2012 and March 2, 2011, the Company made principal payments of $4,600 and $11,249, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended January 1, 2012 and December 31, 2010, respectively. As of April 1, 2012, a total of $1,176,638 was outstanding under the 2007 Credit Facility: $659,705 was outstanding under the term loan facility, $246,159 was outstanding under the delayed draw term loan facility, $270,774 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

Compliance with Covenants

As of April 1, 2012 the Company is in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt and does not expect to be able to do so in the foreseeable future.

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $784,000.

Payment Schedule

As of April 1, 2012, scheduled principal payments of outstanding debt are as follows:

2012	—
2013	—
2014	1,176,638

$1,176,638

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

Fair Values of Derivative Instruments

	Liability Derivatives
	April 1, 2012		January 1, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$55,575	Derivative Instruments	$51,576

Total derivatives		$55,575		$51,576

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended April 1, 2012 and March 27, 2011

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Interest rate swaps	Gain (loss) on derivative instruments	$834	$(379)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(4,025)	$7,332	Interest income/ (expense)	$(6,656)	$(7,689)	Other income/ (expense)	$26	$37

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the three months ended April 1, 2012, $(808) was amortized and recognized through earnings relating to the balances in accumulated other comprehensive income as of December 31, 2006 and August 18, 2008, respectively. The estimated amount, net of taxes, to be reclassified into earnings during the next three months is $(806).

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and paid a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. As of April 1, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended April 1, 2012, the fair value of the swap decreased by $651, of which $0 was recognized through earnings and $651 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended April 1, 2012, the fair value of the swap decreased by $1,585, of which an increase of $1 was recognized through earnings and an decrease of $1,586 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended April 1, 2012, the fair value of the swap decreased by $1,290, of which $4 was recognized through earnings and $1,286 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended April 1, 2012, the fair value of the swap decreased by $473, of which an increase of $29 was recognized through earnings and a decrease of $502 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of April 1, 2012 and March 27, 2011 was $54,850 and $53,321, respectively.

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

As of April 1, 2012, Fortress and its affiliates beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $124,064 of the $1,176,638 outstanding under the 2007 Credit Facility, as amended as of April 1, 2012. These amounts were purchased on arms’ length terms in secondary market transactions.

On October 24, 2006, the Company entered into an Investor Rights Agreement with FIF III. The Investor Rights Agreement provides FIF III with certain rights with respect to the nomination of directors to the Company’s board of directors as well as registration rights for securities of the Company owned by Fortress.

The Investor Rights Agreement requires the Company to take all necessary or desirable action within its control to elect to its board of directors so long as Fortress beneficially owns (a) more than 50% of the voting power of the Company, four directors nominated by FIG Advisors LLC, an affiliate of Fortress (“FIG Advisors”), or such other party nominated by Fortress; (b) between

25% and 50% of the voting power of the Company, three directors nominated by FIG Advisors; (c) between 10% and 25% of the voting power of the Company, two directors nominated by FIG Advisors; and (d) between 5% and 10% of the voting power of the Company, one director nominated by FIG Advisors. In the event that any designee of FIG Advisors shall for any reason cease to serve as a member of the board of directors during his term of office, FIG Advisors will be entitled to nominate an individual to fill the resulting vacancy on the board of directors.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the first three months of 2012, a net increase to the valuation allowance of $4,819 would be necessary to offset additional deferred tax assets. Of this amount, a $2,971 increase was recognized through the Condensed Consolidated Statement of Operations and an $1,848 increase was recognized through accumulated other comprehensive loss.

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

For the three months ended April 1, 2012, the expected federal tax benefit at 34% is $4,584. The difference between the expected tax rate and the effective tax rate of 0% is primarily attributable to the tax effect of the federal valuation allowance of $2,580, the tax effect related to non-deductible expenses of $1,084, impairment of non-deductible goodwill for tax purposes of $194, and deferred tax benefits that expired of $726.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2008 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of April 1, 2012, and January 1, 2012, the Company had unrecognized tax benefits of approximately $4,928 and $5,033, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending April 1, 2012 and January 1, 2012. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended April 1, 2012 and March 27, 2011.

	Three Months Ended April 1, 2012		Three Months Ended March 27, 2011
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$9	$50	$11
Interest cost	296	68	310	76
Expected return on plan assets	(310)	—	(320)	—
Amortization of prior service cost	—	(114)	—	(114)
Amortization of unrecognized gain	92	—	85	—

Total	$128	$(37)	$125	$(27)

During the three months ended April 1, 2012 and March 27, 2011, the Company recognized a total of $205 and $212 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.10%	4.44%
Rate of increase in future compensation levels	—	—
Expected return on assets	7.5%	—
Current year trend	—	8.1%
Ultimate year trend	—	4.8%
Year of ultimate trend	—	2021

(11) Assets Held for Sale

As of April 1, 2012 and January 1, 2012, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at April 1, 2012 and January 1, 2012:

	April 1, 2012	January 1, 2012
Long-term assets held for sale:
Property, plant and equipment, net	$934	$934

Total long-term assets held for sale	$934	$934

These assets are real property and no publication related assets are included.

During the twelve months ended January 1, 2012 the Company recorded an impairment charge in the amount of $355 related to property, plant and equipment which were classified as held for sale, refer to Note 12 for fair value measurement discussion. No such impairment charges were recorded during the three months ended April 1, 2012.

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

-	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

-

Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

-	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

-	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

-	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

-	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following tables provide fair value measurement information for each class of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
As of January 1, 2012
Assets
Cash and cash equivalents	$19,212	$—	$—	$19,212	Income
Restricted cash	6,167	—	—	6,167	Income
Liabilities
Derivatives (1)	$—	$—	$51,576	$51,576	Income
As of April 1, 2012
Assets
Cash and cash equivalents	$23,751	$—	$—	$23,751	Income
Restricted cash	6,167	—	—	6,167	Income
Liabilities
Derivatives (1)	$—	$—	$55,575	$55,575	Income

(1)	Derivative assets and liabilities consist of interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended April 1, 2012:

Derivative Liabilities
Balance as of January 1, 2012	$51,576
Total (gains) losses, net:
Included in earnings	(26)
Included in other comprehensive income	4,025

Balance as of April 1, 2012	$55,575

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarters ended April 1, 2012 and January 1, 2012, goodwill was written down to implied fair value using Level 3 inputs. The valuation techniques utilized to measure fair value are discussed in Note 5.

During the twelve months ended January 1, 2012, the Company recorded an impairment charge in the amount of $355 related to property, plant and equipment which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value January 1, 2012. Additionally, during the three months ended June 26, 2011, the Company wrote-off presses having a net book value of $1,696 related to the consolidation of its print operations, utilizing recent sale activity, Level 2 inputs.

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

Restricted cash at April 1, 2012 and January 1, 2012, in the aggregate amount of $6,167, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Information

The following discussion of GateHouse Media, Inc.’s and its subsidiaries’ (“we,” “us” or “our”) financial condition and results of operations should be read in conjunction with our historical condensed consolidated financial statements and notes to those statements appearing in this report. The discussion and analysis below includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views regarding, among other things, our future growth, results of operations, performance and business prospects and opportunities, our ability to maintain debt covenants, our ability to successfully implement cost reduction and cash preservation plans, as well as other statements that are other than historical fact. Words such as “anticipate(s),” “expect(s)”, “intend(s)”, “plan(s)”, “target(s)”, “project(s)”, “believe(s)”, “will”, “aim”, “would”, “seek(s)”, “estimate(s)” and similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended January 1, 2012. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 435 community publications, 400 related websites, 393 mobile sites and six yellow page directories, serves over 296,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	78 daily newspapers with total paid circulation of approximately 635,000;

•	262 weekly newspapers (published up to three times per week) with total paid circulation of approximately 348,000 and total free circulation of approximately 834,000;

•	95 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.6 million;

•	400 locally focused websites and 393 mobile sites, which extend our franchises onto the internet and mobile devices with approximately 100 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

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

Since 1998, we have acquired 416 daily and weekly newspapers and shoppers and launched numerous new products. We generate revenues from advertising, circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for commercial printing is recognized upon delivery of the printed product to our customers. Directory revenue is recognized on a straight-line basis over the period in which the corresponding directory is distributed and in use in the market, which is typically 12 months.

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

We have experienced on-going declines in advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent declines in advertising revenue that we have experienced are typical in an economic downturn. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We also believe some of the declines are due to a secular shift from print media to digital media. We are making investments in digital platforms, such as online, mobile and applications, to support our print publications in order to capture this shift.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder at that time. As of April 1, 2012, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

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

General economic conditions, including declines in consumer confidence, continued high unemployment levels, declines in real estate values, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

We performed testing for impairment of goodwill and newspaper mastheads as of April 1, 2012, January 1, 2012, June 26, 2011, June 30, 2010, June 30, 2009, December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

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

During the first quarter of 2012, we reorganized our management structure to align with our publication types. The resulting operating segments are Large Community Newspapers, Small Community Newspapers and Directories. These operating segments are aggregated into one reportable business segment.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended January 1, 2012, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended January 1, 2012.

Results of Operations

The following table summarizes our historical results of operations for the three months ended April 1, 2012 and March 27, 2011.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended April 1, 2012	Three months ended March 27, 2011
Revenues:
Advertising	$80,910	$81,596
Circulation	33,117	32,171
Commercial printing and other	5,986	6,051

Total revenues	120,013	119,818
Operating costs and expenses:
Operating costs	69,710	72,346
Selling, general, and administrative	37,842	38,270
Depreciation and amortization	10,552	11,057
Integration and reorganization costs	1,130	1,457
(Gain) loss on sale of assets	(2)	348
Goodwill impairment	216	—

Operating income (loss)	565	(3,660)
Interest expense	14,548	13,780
Amortization of deferred financing costs	340	340
(Gain) loss on derivative instruments	(834)	379
Other income	(8)	(1)

Loss from continuing operations before income taxes	(13,481)	(18,158)
Income tax (benefit) expense	(105)	34

Loss from continuing operations	$(13,376)	$(18,192)

Three Months Ended April 1, 2012 Compared To Three Months Ended March 27, 2011

We moved to a consistent 52 week reporting cycle for all locations during the first quarter of 2011. As a result, first quarter of 2012 had 91 days compared to 86 days in the prior year quarter for approximately 40% of the business. The associated impact was approximately $2.3 million on revenue and $2.1 million on expenses. Comparisons below have not been adjusted for this calendar change.

Revenue. Total revenue for the three months ended April 1, 2012 increased by $0.2 million, or 0.2%, to $120.0 million from $119.8 million for the three months ended March 27, 2011. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The increase in total revenue was comprised of a $0.6 million, or 0.8%, decrease in advertising revenue, a $0.9 million, or 2.9%, increase in circulation revenue and a $0.1 million, or 1.1%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail category, which were partially offset by growth in digital and classified advertising. The local retail print declines reflect both secular trends and an uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. Our circulation revenue was also impacted by approximately $0.5 million for a net to gross accounting change due to a change from a carrier to a distributor model at one of our largest locations. The decrease in commercial printing and other revenue was due to declines in external customer printing projects as a result of continued weak economic conditions.

Operating Costs. Operating costs for the three months ended April 1, 2012 decreased by $2.6 million, or 3.6%, to $69.7 million from $72.3 million for the three months ended March 27, 2011. The decrease in operating costs was primarily due to a decrease in compensation of $2.9 million. This decrease is the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended April 1, 2012 decreased by $0.4 million, or 1.1%, to $37.8 million from $38.2 million for the three months ended March 27, 2011. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation expenses of $1.2 million offset by an increase in outside services, postage and professional and consulting fees of $0.4 million, $0.2 million and $0.1 million, respectively. The majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended April 1, 2012 decreased by $0.5 million to $10.6 million from $11.1 million for the three months ended March 27, 2011. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2011, which reduced depreciation expense.

Integration and Reorganization Costs. During the three months ended April 1, 2012 and March 27, 2011, we recorded integration and reorganization costs of $1.1 million and $1.5 million, respectively, primarily resulting from severance costs related to the consolidation of certain print operations.

Goodwill Impairment. During the three months ended April 1, 2012, we recorded a $0.2 million impairment on our goodwill due to an operational management change in the first quarter of 2012 which transferred a goodwill balance of $0.2 million to a reporting unit that previously did not have a goodwill balance. There were no such charges during the three months ended March 27, 2011.

Interest Expense. Total interest expense for the three months ended April 1, 2012 increased by $0.8 million, or 5.6%, to $14.5 million from $13.7 million for the three months ended March 27, 2011. The increase was primarily due to our calendar change resulting in five additional days in the first quarter of 2012 as compared to the prior year’s quarter.

(Gain) Loss on Derivative Instruments. During the three months ended April 1, 2012 and March 27, 2011, we recorded a net gain of $0.8 million and a net loss of $0.4 million, respectively, comprised of accumulated other comprehensive income amortization related to swaps terminated in 2008, which were partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended April 1, 2012 and March 27, 2011 was $13.4 million and $18.2 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

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

On May 7, 2007, we amended the 2007 Credit Facility and increased our borrowing by $275.0 million (the “First Amendment”). This incremental borrowing has an interest rate of LIBOR + 2.25% or the Alternate Base Rate + 1.25%, depending upon the designation of the borrowing.

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

As required by the 2007 Credit Facility, as amended, on March 15, 2012 and March 2, 2011, we made a principal payment of $4.6 million and $11.2 million, respectively, which represented 50% of our Excess Cash Flow (as defined under the 2007 Credit Facility) related to the fiscal years ended January 1, 2012 and December 31, 2010, respectively.

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of April 1, 2012 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience and our ability to address other risks and challenges set forth herein and in our Annual Report on Form 10-K for the year ended January 1, 2012. We believe that we have adequate capital resources and liquidity to meet our current working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Three months ended April 1, 2012	Three months ended March 27, 2011
Cash provided by operating activities	$ 9,506	$ 15,241
Cash used in investing activities	(367)	(488)
Cash used in financing activities	(4,600)	(11,249)

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended April 1, 2012 and March 27, 2011.

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended April 1, 2012 was $9.5 million, a decrease of $5.7 million when compared to $15.2 million of cash provided by operating activities for the three months ended March 27, 2011. This $5.7 million decrease was the result of a decrease in cash provided by working capital of $8.4 million and a decrease in non-cash charges of $2.1 million, which was offset by a decrease in net loss of $4.8 million.

The $8.4 million decrease in cash provided by working capital for the three months ended April 1, 2012 when compared to the three months ended March 27, 2011 is primarily attributable to an increase in other assets and a decrease in accounts payable, accrued expenses, and accrued interest.

The $2.1 million decrease in non-cash charges primarily consisted of a decrease in loss on derivative instruments of $1.2 million, a decrease in depreciation and amortization of $0.5 million, a decrease in loss on sale of assets of $0.3 million, a decrease in non-cash compensation expense of $0.2 million and a decrease in pension and other postretirement benefit obligations of $0.1 million. These decreases were offset by an increase in goodwill impairment of $0.2 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended April 1, 2012 was $0.4 million. During the three months ended April 1, 2012, we used $0.5 million for capital expenditures, which was offset by $0.1 million we received from the sale of real property and insurance proceeds.

Net cash used in investing activities for the three months ended March 27, 2011 was $0.5 million. During the three months ended March 27, 2011, we used $0.5 million for capital expenditures.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended April 1, 2012 was $4.6 million due to a repayment under the 2007 Credit Facility.

Net cash used in financing activities for the three months ended March 27, 2011 was $11.2 million due to a repayment under the 2007 Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from January 1, 2012 to April 1, 2012.

Accounts Receivable. Accounts receivable decreased $8.4 million from January 1, 2012 to April 1, 2012, which relates to the timing of cash collections and seasonally lower revenue levels during the first quarter of the year.

Prepaid Expenses. Prepaid expenses decreased $4.4 million from January 1, 2012 to April 1, 2012, which primarily relates to the receipt of newsprint during the first quarter of 2012 that was prepaid at January 1, 2012 under a newsprint pricing agreement.

Property, Plant, and Equipment. Property, plant, and equipment decreased $4.1 million during the period from January 1, 2012 to April 1, 2012, of which $4.5 million relates to depreciation and $0.1 million relates to assets sold, which was partially offset by $0.5 million that was used for capital expenditures.

Goodwill. Goodwill decreased $0.2 million from December 31, 2010 to January 1, 2012, due to an impairment charge.

Intangible Assets. Intangible assets decreased $6.0 million from January 1, 2012 to April 1, 2012, due to amortization.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $4.6 million from January 1, 2012 to April 1, 2012, due to a principal payment as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the fiscal year ended January 1, 2012.

Derivative Instruments. Derivative instrument liability decreased $4.0 million from January 1, 2012 to April 1, 2012, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss increased $4.7 million from January 1, 2012 to April 1, 2012, which resulted from the change in fair value of the interest rate swaps of $4.0 million and a gain on derivative instruments due to amortization of $0.8 million, which was offset by a $0.1 million change related to the Company’s pension and post retirement plans.

Accumulated Deficit. Accumulated deficit increased $13.4 million from January 1, 2012 to April 1, 2012, due to a net loss of $13.4 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from January 1, 2012 to April 1, 2012.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended April 1, 2012	Three months ended March 27, 2011
	(in thousands)
Loss from continuing operations	$(13,376)	$(18,192)
Income tax (benefit) expense	(105)	34
(Gain) loss on derivative instrument	(834)	379
Amortization of deferred financing costs	340	340
Interest expense	14,548	13,780
Depreciation and amortization	10,552	11,057
Goodwill impairment	216	—

Adjusted EBITDA from continuing operations	$11,341(a)	$7,398(b)

(a)	Adjusted EBITDA for the three months ended April 1, 2012 included net expenses of $1,848, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,848 is non-cash compensation and other expense of $816, non-cash portion of postretirement benefits expense of $(96), integration and reorganization costs of $1,130 and a $2 gain on the sale of assets.

(b)	Adjusted EBITDA for the three months ended March 27, 2011 included net expenses of $2,938, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,938 is non-cash compensation and other expense of $1,142, non-cash portion of postretirement benefits expense of $(9), integration and reorganization costs of $1,457 and a $348 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three month period ended April 1, 2012, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended January 1, 2012.

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

Part II. — OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

See Index to Exhibits on page 29 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: May 3, 2012	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer

Index to Exhibits
Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
Form Exhibit Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications	x

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.