Form 10-Q
period 2012-07-01
GateHouse Media, Inc.
filed 2012-08-03
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2012, 58,077,031 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	July 1, 2012	January 1, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,543	$19,212
Restricted cash	6,167	6,167
Accounts receivable, net of allowance for doubtful accounts of $2,856 and $2,976 at July 1, 2012 and January 1, 2012, respectively	52,379	59,236
Inventory	6,434	6,017
Prepaid expenses	5,492	15,483
Other current assets	8,181	7,347

Total current assets	110,196	113,462
Property, plant, and equipment, net of accumulated depreciation of $124,327 and $116,780 at July 1, 2012 and January 1, 2012, respectively	123,504	130,937
Goodwill	13,742	13,958
Intangible assets, net of accumulated amortization of $191,383 and $179,327 at July 1, 2012 and January 1, 2012, respectively	234,605	246,661
Deferred financing costs, net	2,294	2,974
Other assets	2,337	1,876
Assets held for sale	728	934

Total assets	$487,406	$510,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$1,000	$1,039
Current portion of long-term debt	—	4,600
Accounts payable	9,685	8,216
Accrued expenses	26,446	27,625
Accrued interest	2,811	2,876
Deferred revenue	26,613	27,171

Total current liabilities	66,555	71,527
Long-term liabilities:
Long-term debt	1,176,638	1,176,638
Long-term liabilities, less current portion	2,513	2,935
Derivative instruments	51,581	51,576
Pension and other postretirement benefit obligations	13,212	13,758

Total liabilities	1,310,499	1,316,434

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at July 1, 2012 and January 1, 2012; 58,313,868 issued and 58,077,031 outstanding at July 1, 2012 and January 1, 2012	568	568
Additional paid-in capital	831,297	831,249
Accumulated other comprehensive loss	(55,632)	(54,359)
Accumulated deficit	(1,597,045)	(1,581,114)
Treasury stock, at cost, 236,837 shares at July 1, 2012 and January 1, 2012	(310)	(310)

Total GateHouse Media stockholders’ deficit	(821,122)	(803,966)
Noncontrolling interest	(1,971)	(1,666)

Total stockholders’ deficit	(823,093)	(805,632)

Total liabilities and stockholders’ deficit	$487,406	$510,802

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended July 1, 2012	Three months ended June 26, 2011	Six months ended July 1, 2012	Six months ended June 26, 2011
Revenues:
Advertising	$89,003	$95,132	$169,913	$176,728
Circulation	33,431	32,765	66,548	64,937
Commercial printing and other	6,332	6,496	12,318	12,546

Total revenues	128,766	134,393	248,779	254,211
Operating costs and expenses:
Operating costs	70,063	72,181	139,774	144,526
Selling, general, and administrative	36,162	38,587	74,004	76,856
Depreciation and amortization	10,126	10,772	20,678	21,830
Integration and reorganization costs	747	622	1,877	2,079
Impairment of long-lived assets	—	2,014	—	2,014
Loss on sale of assets	189	399	187	747
Goodwill impairment	—	—	216	—

Operating income	11,479	9,818	12,043	6,159
Interest expense	14,449	14,469	28,997	28,250
Amortization of deferred financing costs	340	340	680	680
(Gain) loss on derivative instruments	(809)	41	(1,644)	421
Other (income) expense	5	1	(3)	(1)

Loss from continuing operations before income taxes	(2,506)	(5,033)	(15,987)	(23,191)
Income tax expense	148	34	43	68

Loss from continuing operations	(2,654)	(5,067)	(16,030)	(23,259)
Loss from discontinued operations, net of income taxes	(206)	—	(206)	—

Net loss	(2,860)	(5,067)	(16,236)	(23,259)
Net loss attributable to noncontrolling interest	170	191	305	415

Net loss attributable to GateHouse Media	$(2,690)	$(4,876)	$(15,931)	$(22,844)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.04)	$(0.08)	$(0.27)	$(0.39)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	$—	$—	$—	$—

Net loss attributable to GateHouse Media	$(0.04)	$(0.08)	$(0.27)	$(0.39)

Basic weighted average shares outstanding	58,051,049	57,970,413	58,032,205	57,915,256
Diluted weighted average shares outstanding	58,051,049	57,970,413	58,032,205	57,915,256

Comprehensive income (loss)	$587	$(10,676)	$(17,509)	$(21,006)
Comprehensive loss attributable to noncontrolling interest	(170)	(191)	(305)	(415)

Comprehensive income (loss) attributable to GateHouse Media	$757	$(10,485)	$(17,204)	$(20,591)

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at January 2, 2012	58,313,868	$568	$831,249	$(54,359)	$(1,581,114)	236,837	$(310)	$(1,666)	$(805,632)
Net loss	—	—	—	—	(15,931)	—	—	(305)	(16,236)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(1,501)	—	—	—	—	(1,501)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	228	—	—	—	—	228
Non-cash compensation expense	—	—	48	—	—	—	—	—	48

Balance at July 1, 2012	58,313,868	$568	$831,297	$(55,632)	$(1,597,045)	236,837	$(310)	$(1,971)	$(823,093)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six months ended July 1, 2012	Six months ended June 26, 2011
Cash flows from operating activities:
Net loss	$(16,236)	$(23,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,678	21,830
Amortization of deferred financing costs	680	680
(Gain) loss on derivative instruments	(1,644)	421
Non-cash compensation expense	48	451
Loss on sale of assets	187	747
Pension and other postretirement benefit obligations	(244)	(122)
Impairment of long-lived assets	206	2,014
Goodwill impairment	216	—
Changes in assets and liabilities:
Accounts receivable, net	6,857	5,954
Inventory	(417)	922
Prepaid expenses	9,991	6,687
Other assets	(1,295)	152
Accounts payable	1,469	3,961
Accrued expenses	(1,225)	4,713
Accrued interest	(65)	1,778
Deferred revenue	(558)	381
Other long-term liabilities	(422)	(332)

Net cash provided by operating activities	18,226	26,978

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,737)	(1,670)
Proceeds from sale of assets and insurance	442	82

Net cash used in investing activities	(1,295)	(1,588)

Cash flows from financing activities:
Repayments under current portion of long-term debt	(4,600)	(11,249)

Net cash used in financing activities	(4,600)	(11,249)

Net increase in cash and cash equivalents	12,331	14,141
Cash and cash equivalents at beginning of period	19,212	8,753

Cash and cash equivalents at end of period	$31,543	$22,894

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(1) Unaudited Financial Statements

The accompanying unaudited condensed consolidated financial statements of GateHouse Media, Inc. and its subsidiaries (together, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and applicable provisions of Regulation S-X, each as promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with GAAP have generally been condensed or omitted pursuant to SEC rules and regulations.

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

Prior to 2011, the Company’s fiscal year ended on December 31. Effective January 1, 2011, the Company’s fiscal year changed to a 52 week operating year ending on the Sunday closest to December 31. For the first half of 2012 a portion of the business had 182 days of operations compared to only 177 days in the first half of 2011.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The resulting operating segments are Large Community Newspapers, Small Community Newspapers and Directories. These operating segments are aggregated into one reportable business segment.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to the Company of additional borrowings under its 2007 Credit Facility, see Note 6. As a result, the Company previously implemented and continues to implement plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments for the next year.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $23, $195, $48 and $451 during the three and six months ended July 1, 2012 and June 26, 2011, respectively. The total compensation cost not yet recognized related to non-vested awards as of July 1, 2012 was $68, which is expected to be recognized over a weighted average period of 0.8 years through April 2013.

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

As of July 1, 2012 and June 26, 2011, there were 25,424 and 100,847 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.04 and $6.56, respectively. As of July 1, 2012, the aggregate intrinsic value of unvested RSGs was $2. During the six months ended July 1, 2012, the aggregate fair value of vested RSGs was $4.

RSG activity during the six months ended July 1, 2012 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	84,181	$3.67
Vested	(58,757)	2.65

Unvested at July 1, 2012	25,424	$6.04

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

(4) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash flow preservation plans outlined in Note 1, the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve its operations. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within each region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended January 1, 2012 and the six months ended July 1, 2012 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total

Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in Integration and Reorganization	3,724	2,226	5,950
Cash payments	(3,077)	(1,801)	(4,878)

Balance at January 1, 2012	$900	$426	$1,326
Restructuring provision included in integration and reorganization	1,362	515	1,877
Cash payments	(1,739)	(745)	(2,484)

Balance at July 1, 2012	$523	$196	$719

(1) Other costs primarily included costs to consolidate operations.

The restructuring reserve balance as of July 1, 2012, for all programs was $719, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and six months ended July 1, 2012 and June 26, 2011.

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Severance and related costs	$547	$504	$1,362	$1,812
Other costs (1)	200	118	515	267
Cash payments	(953)	(1,171)	(2,484)	(1,611)

(1) Other costs primarily included costs to consolidate operations.

Additionally, during the three months ended June 26, 2011, the Company recognized an impairment charge of $1,696 related to the consolidation of its print operations. Refer to Note 12 for fair value measurement discussion.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	July 1, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,672	$298
Advertiser relationships	286,478	143,027	143,451
Customer relationships	8,940	3,272	5,668
Subscriber relationships	83,158	37,359	45,799
Trade name	5,493	2,930	2,563
Publication rights	345	123	222

Total	$389,384	$191,383	$198,001

Nonamortized intangible assets:
Goodwill	$13,742
Mastheads	36,604

Total	$50,346

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,479	$491
Advertiser relationships	286,478	134,228	152,250
Customer relationships	8,940	2,946	5,994
Subscriber relationships	83,158	34,908	48,250
Trade name	5,493	2,655	2,838
Publication rights	345	111	234

Total	$389,384	$179,327	$210,057

Nonamortized intangible assets:
Goodwill	$13,958
Mastheads	36,604

Total	$50,562

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.0 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and six months ended July 1, 2012 and June 26, 2011 was $6,017, $6,104, $12,056 and $12,228, respectively. Estimated future amortization expense as of July 1, 2012 is as follows:

For the years ending the Sunday closest to December 31:
2012	12,030
2013	23,809
2014	23,809
2015	23,764
2016	21,803
Thereafter	92,786

Total	$198,001

The changes in the carrying amount of goodwill for the period from January 2, 2012 to July 1, 2012 are as follows:

Balance at January 2, 2012	$13,958
Goodwill impairment	(216)

Balance at July 1, 2012	$13,742

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

Due to an operational management change in the fourth quarter of 2011, certain properties having a goodwill balance of $385 were transferred to a reporting unit that previously did not have a goodwill balance. The Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $385 of goodwill was impaired. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the then existing market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that additional impairments were not present as of year-end.

As of January 1, 2012, a review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that further impairment analysis was not required.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The fair value of goodwill was allocated to each of the new reporting units: Small Community Newspapers, Large Daily Newspapers and Metro Newspapers. The Company determined that impairment indicators were present for the Metro Newspaper reporting unit, which had a goodwill balance of $216. As of April 1, 2012 the Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $216 of goodwill was impaired. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that additional impairments were not present.

As of April 1, 2012, a review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that further impairment analysis was not required.

As part of the annual impairment assessment, as of July 1, 2012, the fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results for the two reporting units that have a goodwill balance as of the annual impairment assessment date, no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

It is reasonably possible that impairment charges could be incurred in the future based on industry and market factors present at that time. The Company is unable to estimate any possible future impairment charges at this time.

(6) Indebtedness

2007 Credit Facility

GateHouse Media Operating, Inc. (“Operating”), an indirect wholly-owned subsidiary of the Company, GateHouse Media Holdco, Inc. (“Holdco”), an indirect wholly-owned subsidiary of the Company, and certain of their subsidiaries (together, the “Borrowers”) entered into an Amended and Restated Credit Agreement, dated as of February 27, 2007, with a syndicate of financial institutions with Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association (“Wells Fargo Bank”), as administrative agent (the “2007 Credit Facility”).

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

Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), are 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage (defined as the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.5% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at July 1, 2012 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant at such time.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to the 2007 Credit Facility (“the First Amendment”). The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of July 1, 2012, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Second Amendment to 2007 Credit Facility

On February 3, 2009, the Company entered into the Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

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

2007 Credit Facility Excess Cash Flow Payment and Outstanding Balance

As required by the 2007 Credit Facility, as amended, on March 15, 2012 and March 2, 2011, the Company made principal payments of $4,600 and $11,249, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended January 1, 2012 and December 31, 2010, respectively. As of July 1, 2012, a total of $1,176,638 was outstanding under the 2007 Credit Facility: $659,705 was outstanding under the term loan facility, $246,159 was outstanding under the delayed draw term loan facility, $270,774 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

Compliance with Covenants

As of July 1, 2012 the Company is in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt and does not expect to be able to do so in the foreseeable future.

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $700,000, Level 2 inputs.

Payment Schedule

As of July 1, 2012, scheduled principal payments of outstanding debt are as follows:

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

Fair Values of Derivative Instruments

	Liability Derivatives
	July 1, 2012		January 1, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$51,581	Derivative Instruments	$51,576

Total derivatives		$51,581		$51,576

The Effect of Derivative Instruments on the Statement of Operations

for the Three Months Ended July 1, 2012 and June 26, 2011

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Interest rate swaps	Loss on derivative instruments	$809	$(41)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$3,991	$5,764	Interest income/ (expense)	$(6,785)	$(7,670)	Other income/ (expense)	$3	$ —

The Effect of Derivative Instruments on the Statement of Operations

for the Six Months Ended July 1, 2012 and June 26, 2011

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Interest rate swaps	Loss on derivative instruments	$1,644	$(421)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(34)	$1,568	Interest income/ (expense)	$(13,441)	$(15,359)	Other income/ (expense)	$29	$37

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000, which matured in June 2012, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. During the three and six months ended July 1, 2012, $(806) and ($1,615) was amortized and recognized through earnings relating to balances in accumulated other comprehensive income and the associated deferred income taxes of $148 were recognized in income tax expense. As of July 1, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000, which matured in July 2011, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and paid a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. As of July 1, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended July 1, 2012, the fair value of the swap increased by $653, of which $0 was recognized through earnings and $653 was recognized through accumulated other comprehensive income. During the six months ended July 1, 2012, the fair value of the swap increased by $1, of which $0 was recognized through earnings and $1 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended July 1, 2012, the fair value of the swap increased by $1,558, of which $0 was recognized through earnings and $1,558 was recognized through accumulated other comprehensive income. During the six months ended July 1, 2012, the fair value of the swap decreased by $26, of which an increase of $1 was recognized through earnings and a decrease of $27 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended July 1, 2012, the fair value of the swap increased by $1,284, of which a decrease of $5 was recognized through earnings and an increase of $1,289 was recognized through accumulated other comprehensive income. During the six months ended July 1, 2012, the fair value of the swap decreased by $6, of which a decrease of $9 was recognized through earnings and an increase of $3 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended July 1, 2012, the fair value of the swap increased by $499, of which $8 was recognized through earnings and $491 was recognized through accumulated other comprehensive income. During the six months ended July 1, 2012, the fair value of the swap increased by $26, of which an increase of $37 was recognized through earnings and a decrease of $11 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of July 1, 2012 and June 26, 2011 was $51,517 and $59,044, respectively.

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

As of July 1, 2012, Fortress and its affiliates beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $124,064 of the $1,176,638 outstanding under the 2007 Credit Facility, as amended as of July 1, 2012. These amounts were purchased on arms’ length terms in secondary market transactions.

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

Pursuant to the Investor Rights Agreement, the Company has granted FIF III, for so long as it or its permitted transferees beneficially own an amount of the Company’s common stock at least equal to 5% or more of the Company’s common stock issued and outstanding immediately after the consummation of its IPO (a “Registrable Amount”), “demand” registration rights that allow FIF III at any time to request that the Company register under the Securities Act of 1933, as amended, an amount equal to or greater than a Registrable Amount (as defined in the Investor Rights Agreement). FIF III is entitled to an aggregate of four demand registrations. The Company is not required to maintain the effectiveness of the registration statement for more than 60 days. The Company is also not required to effect any demand registration within nine months of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights and which included at least half of the securities requested by the requestor to be included. The Company is not obligated to grant a request for a demand registration within four months of any other demand registration and may refuse a request for demand registration if, in the Company’s reasonable judgment, it is not feasible for the Company to proceed with the registration because of the unavailability of audited financial statements.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the first six months of 2012, a net increase to the valuation allowance of $5,443 would be necessary to offset additional deferred tax assets. Of this amount, a $5,023 increase was recognized through the Condensed Consolidated Statement of Operations, a $350 increase was recognized through accumulated other comprehensive loss, and $70 was recognized through discontinued operations.

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income (or loss), permanent and temporary differences, including the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or as additional information is obtained. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

For the six months ended July 1, 2012, the expected federal tax benefit at 34% is $5,365. The difference between the expected tax and the effective tax of $43 is primarily attributable to the tax effect of the federal valuation allowance of $4,311, the tax effect related to non-deductible expenses of $720, impairment of non-deductible goodwill for tax purposes of $89, and deferred tax benefits that expired of $332, and other items of $(44).

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2008 tax year and beyond. The Company is currently under audit from the Internal Revenue Service and does not anticipate any material adverse effects from the audit.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of July 1, 2012, and January 1, 2012, the Company had unrecognized tax benefits of approximately $4,928 and $5,033, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending July 1, 2012 and January 1, 2012. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended July 1, 2012 and June 26, 2011.

	Three Months Ended July 1, 2012		Three Months Ended June 26, 2011		Six Months Ended July 1, 2012		Six Months Ended June 26, 2011
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$9	$50	$11	$100	$19	$100	$21
Interest cost	296	68	310	76	592	136	620	153
Expected return on plan assets	(310)	—	(320)	—	(620)	—	(640)	—
Amortization of prior service cost	—	(114)	—	(114)	—	(228)	—	(228)
Amortization of unrecognized gain	92	—	85	—	184	—	170	—

Total	$128	$(37)	$125	$(27)	$256	$(73)	$250	$(54)

During the three and six months ended July 1, 2012 and June 26, 2011, the Company recognized a total of $205, $212, $411 and $424 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.10%	4.44%
Rate of increase in future compensation levels	—	—
Expected return on assets	7.5%	—

	Pension	Postretirement
Current year trend	—	8.1%
Ultimate year trend	—	4.8%
Year of ultimate trend	—	2021

(11) Assets Held for Sale

As of July 1, 2012 and January 1, 2012, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at July 1, 2012 and January 1, 2012:

	July 1, 2012	January 1, 2012
Long-term assets held for sale:
Property, plant and equipment, net	$728	$934

Total long-term assets held for sale	$728	$934

These assets are real property and no publication related assets are included.

During the six months ended July 1, 2012 and twelve months ended January 1, 2012 the Company recorded an impairment charge in the amount of $206 and $355, respectively, related to property, plant and equipment which were classified as held for sale, refer to Note 12 for fair value measurement discussion.

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

The following tables provide fair value measurement information for each class of financial assets and liabilities measured on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique

As of January 1, 2012
Assets
Cash and cash equivalents	$19,212	$—	$—	$19,212	Income
Restricted cash	6,167	—	—	6,167	Income
Liabilities
Derivatives (1)	$—	$—	$51,576	$51,576	Income
As of July 1, 2012
Assets
Cash and cash equivalents	$31,543	$—	$—	$31,543	Income
Restricted cash	6,167	—	—	6,167	Income
Liabilities
Derivatives (1)	$—	$—	$51,581	$51,581	Income

(1)	Derivative assets and liabilities consist of interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended July 1, 2012:

Derivative Liabilities
Balance as of January 1, 2012	$51,576
Total (gains) losses, net:
Included in earnings	(29)
Included in other comprehensive income	34

Balance as of July 1, 2012	$51,581

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarter ended January 1, 2012, goodwill was written down to implied fair value using Level 3 inputs. The valuation techniques utilized to measure fair value are discussed in Note 5.

Refer to Note 6 for the discussion on the fair value of the Company’s total long-term debt.

During the six months ended July 1, 2012 and twelve months ended January 1, 2012, the Company recorded an impairment charge in the amount of $206 and $355, respectively, related to property, plant and equipment which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value January 1, 2012. Additionally, during the three months ended June 26, 2011, the Company wrote-off presses having a net book value of $1,696 related to the consolidation of its print operations, utilizing recent sale activity, Level 2 inputs.

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

Restricted cash at July 1, 2012 and January 1, 2012, in the aggregate amount of $6,167, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(14) Discontinued Operations

During the six months ended July 1, 2012, no publications were discontinued. An impairment loss of $206 is included in loss from discontinued operations net of income taxes on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this period related to previously discontinued operations.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 435 community publications, 410 related websites, 393 mobile sites and six yellow page directories, serves over 186,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	78 daily newspapers with total paid circulation of approximately 597,000;

•	262 weekly newspapers (published up to three times per week) with total paid circulation of approximately 342,000 and total free circulation of approximately 816,000;

•	95 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	410 locally focused websites and 393 mobile sites, which extend our franchises onto the internet and mobile devices with approximately 98 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

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

We have experienced on-going declines in print advertising revenue streams and increased volatility of operating performance, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. These recent declines in print advertising revenue that we have experienced are typical in a soft economy. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We also believe some of the declines are due to a secular shift from print media to digital media. We are making investments in digital platforms, such as online, mobile and applications, to support our print publications in order to capture this shift as witnessed by our digital advertising revenue growth.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder at that time. As of July 1, 2012, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

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

General economic conditions, including declines in consumer confidence, continued high unemployment levels, declines in real estate values, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

We performed testing for impairment of goodwill and newspaper mastheads as of July 1, 2012, April 1, 2012, January 1, 2012, June 26, 2011, June 30, 2010, June 30, 2009, December 31 and June 30, 2008 and December 31, 2007. The fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

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

The current economic environment in our industry and its resulting impact on us has limited our ability to grow further through acquisitions in the near-term. We are highly focused on our business transformational strategy which includes; a) driving permanent cost reduction and cost realignment towards growth opportunities, b) accelerate digital growth in terms of both revenue and audience, c) grow consumer revenues, including circulation, in both print and digital, largely through new products, services, and pricing initiatives, d) preserve the power of print by improving the quality of our content and stabilize our advertising revenues, e) develop and grow new businesses through GateHouse Ventures by leveraging our core strengths and assets and expanding beyond our existing geographical footprints.

During the first quarter of 2012, we reorganized our management structure to align with our publication types. The resulting operating segments are: Large Community Newspapers; Small Community Newspapers; and Directories. These operating segments are aggregated into one reportable business segment.

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

Results of Operations

The following table summarizes our historical results of operations for the three months ended July 1, 2012 and June 26, 2011.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended July 1, 2012	Three months ended June 26, 2011	Six months ended July 1, 2012	Six months ended June 26, 2011
Revenues:
Advertising	$89,003	$95,132	$169,913	$176,728
Circulation	33,431	32,765	66,548	64,937
Commercial printing and other	6,332	6,496	12,318	12,546

Total revenues	128,766	134,393	248,779	254,211
Operating costs and expenses:
Operating costs	70,063	72,181	139,774	144,526
Selling, general, and administrative	36,162	38,587	74,004	76,856
Depreciation and amortization	10,126	10,772	20,678	21,830
Integration and reorganization costs	747	622	1,877	2,079
Impairment of long-lived assets	—	2,014	—	2,014
Loss on sale of assets	189	399	187	747
Goodwill impairment	—	—	216	—

Operating income	11,479	9,818	12,043	6,159
Interest expense	14,449	14,469	28,997	28,250
Amortization of deferred financing costs	340	340	680	680
(Gain) loss on derivative instruments	(809)	41	(1,644)	421
Other (income) expense	5	1	(3)	(1)

Loss from continuing operations before income taxes	(2,506)	(5,033)	(15,987)	(23,191)
Income tax expense	148	34	43	68

Loss from continuing operations	(2,654)	(5,067)	(16,030)	(23,259)

Three Months Ended July 1, 2012 Compared To Three Months Ended June 26, 2011

Revenue. Total revenue for the three months ended July 1, 2012 decreased by $5.6 million, or 4.2%, to $128.8 million from $134.4 million for the three months ended June 26, 2011. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $6.1 million, or 6.4%, decrease in advertising revenue, a $0.7 million, or 2.0%, increase in circulation revenue and a $0.2 million, or 2.5%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular trends and an uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. Our circulation revenue was also impacted by approximately $0.5 million for a net to gross accounting change due to a change from a carrier to a distributor model at one of our largest locations. The small decrease in commercial printing and other revenue was due to declines in external customer printing projects as a result of continued weak economic conditions.

Operating Costs. Operating costs for the three months ended July 1, 2012 decreased by $2.1 million, or 2.9%, to $70.1 million from $72.2 million for the three months ended June 26, 2011. The decrease in operating costs was primarily due to a decrease in compensation expenses of $3.1 million offset by an increase in professional and consulting fees of $1.2 million. This decrease is the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended July 1, 2012 decreased by $2.4 million, or 6.3%, to $36.2 million from $38.6 million for the three months ended June 26, 2011. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation expenses and professional and legal fees of $1.9 million and $0.7 million, respectively. We expect that the majority of these reductions will be permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended July 1, 2012 decreased by $0.6 million to $10.1 million from $10.7 million for the three months ended June 26, 2011. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2011, which reduced depreciation expense.

Integration and Reorganization Costs. During the three months ended July 1, 2012 and June 26, 2011, we recorded integration and reorganization costs of $0.7 million and $0.6 million, respectively, primarily resulting from severance costs related to the consolidation of certain print and other operations.

Impairment of Long-Lived Assets. During the three months ended June 26, 2011 we incurred an impairment charge of $2.0 million related to the consolidation of our print operations and property, plant and equipment which were classified as held for sale. There were no such charges during the three months ended July 1, 2012.

(Gain) Loss on Derivative Instruments. During the three months ended July 1, 2012 and June 26, 2011, we recorded a net gain of $0.8 million and a net loss of $0.1 million, respectively, which was comprised of reclassifications of accumulated other comprehensive income amortization related to swaps terminated in 2008 that were partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Income Tax Expense. During the three months ended July 1, 2012, we recorded an income tax expense of $0.1 million due to the elimination of the tax effect related to the expiration of a previously terminated swap that could be fully recognized for tax purposes in the current year.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended July 1, 2012 and June 26, 2011 was $2.7 million and $5.1 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

Six months Ended July 1, 2012 Compared To Six months Ended June 26, 2011

We moved to a consistent 52 week reporting cycle for all locations during the first quarter of 2011. As a result, first half of 2012 had 182 days compared to 177 days in the first half of 2011 for approximately 40% of the business. The associated impact was approximately $2.3 million on revenue and $2.1 million on expenses. Comparisons below have not been adjusted for this calendar change.

Revenue. Total revenue for the six months ended July 1, 2012 decreased by $5.4 million, or 2.1%, to $248.8 million from $254.2 million for the six months ended June 26, 2011. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $6.8 million, or 3.9%, decrease in advertising revenue, a $1.6 million, or 2.5%, increase in circulation revenue and a $0.2 million, or 1.8%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular trends and an uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. Our circulation revenue was also impacted by approximately $1.0 million for a net to gross accounting change due to a change from a carrier to a distributor model at one of our largest locations. The small decrease in commercial printing and other revenue was due to declines in external customer printing projects as a result of continued weak economic conditions.

Operating Costs. Operating costs for the six months ended July 1, 2012 decreased by $4.7 million, or 3.3%, to $139.8 million from $144.5 million for the six months ended June 26, 2011. The decrease in operating costs was primarily due to a decrease in compensation expenses and hauling and delivery expenses of $6.0 million and $1.2 million, respectively, which were offset by an increase in professional and consulting fees of $2.2 million. This decrease is the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended July 1, 2012 decreased by $2.9 million, or 3.7%, to $74.0 million from $76.9 million for the six months ended June 26, 2011. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation expenses of $3.0 million. We expect that the majority of these reductions will be permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended July 1, 2012 decreased by $1.1 million to $20.7 million from $21.8 million for the six months ended June 26, 2011. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2011, which reduced depreciation expense.

Integration and Reorganization Costs. During the six months ended July 1, 2012 and June 26, 2011, we recorded integration and reorganization costs of $1.9 million and $2.1 million, respectively, primarily resulting from severance costs related to the consolidation of certain print and other operations.

Impairment of Long-Lived Assets. During the six months ended June 26, 2011 we incurred an impairment charge of $2.0 million related to the consolidation of our print operations and property, plant and equipment which were classified as held for sale. There were no such charges during the six months ended July 1, 2012.

Goodwill Impairment. During the six months ended July 1, 2012, we recorded a $0.2 million impairment on our goodwill due to an operational management change in the first quarter of 2012 which transferred a goodwill balance of $0.2 million to a reporting unit that previously did not have a goodwill balance. There were no such charges during the six months ended June 26, 2011.

Interest Expense. Total interest expense for the six months ended July 1, 2012 increased by $0.7 million, or 2.6%, to $29.0 million from $28.3 million for the six months ended June 26, 2011. The increase was primarily due to our calendar change resulting in five additional days in the first quarter of 2012 as compared to the prior year’s quarter.

(Gain) Loss on Derivative Instruments. During the six months ended July 1, 2012 and June 26, 2011, we recorded a net gain of $1.6 million and a net loss of $0.4 million, respectively, which was comprised of reclassifications of accumulated other comprehensive income amortization related to swaps terminated in 2008 that were partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the six months ended July 1, 2012 and June 26, 2011 was $16.0 million and $23.3 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

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

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of July 1, 2012 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

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

Cash Flows

The following table summarizes our historical cash flows.

	Six months ended	Six months ended
	July 1, 2012	June 26, 2011
Cash provided by operating activities	$18,226	$26,978
Cash used in investing activities	(1,295)	(1,588)
Cash used in financing activities	(4,600)	(11,249)

The discussion of our cash flows that follows is based on our historical cash flows for the six months ended July 1, 2012 and June 26, 2011.

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended July 1, 2012 was $18.2 million, a decrease of $8.8 million when compared to $27.0 million of cash provided by operating activities for the six months ended June 26, 2011. This $8.8 million decrease was the result of a decrease in cash provided by working capital of $9.9 million and a decrease in non-cash charges of $5.9 million, which was offset by a decrease in net loss of $7.0 million.

The $9.9 million decrease in cash provided by working capital for the six months ended July 1, 2012 when compared to the six months ended June 26, 2011 is primarily attributable to a decrease in accounts payable, accrued expenses, and accrued interest.

The $5.9 million decrease in non-cash charges primarily consisted of a decrease in loss on derivative instruments of $2.1 million, a decrease in impairment of long-lived assets of $1.8 million, a decrease in depreciation and amortization of $1.2 million, a decrease in loss on sale of assets of $0.5 million, a decrease in non-cash compensation expense of $0.4 million and a decrease in pension and other postretirement benefit obligations of $0.1 million. These decreases were offset by an increase in goodwill impairment of $0.2 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended July 1, 2012 was $1.3 million. During the six months ended July 1, 2012, we used $1.7 million for capital expenditures, which was offset by $0.4 million we received from the sale of real property and insurance proceeds.

Net cash used in investing activities for the six months ended June 26, 2011 was $1.6 million. During the six months ended June 26, 2011, we used $1.7 million for capital expenditures, which was offset by $0.1 million we received from the sale of real property.

Cash Flows from Financing Activities. Net cash used in financing activities for the six months ended July 1, 2012 was $4.6 million due to a repayment under the 2007 Credit Facility.

Net cash used in financing activities for the six months ended June 26, 2011 was $11.2 million due to a repayment under the 2007 Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from January 1, 2012 to July 1, 2012.

Accounts Receivable. Accounts receivable decreased $6.9 million from January 1, 2012 to July 1, 2012, which relates to the timing of cash collections and lower revenue recognized in 2012 compared to 2011.

Prepaid Expenses. Prepaid expenses decreased $10.0 million from January 1, 2012 to July 1, 2012, which primarily relates to the receipt of newsprint during the first half of 2012 that was prepaid at January 1, 2012 under a newsprint pricing agreement.

Property, Plant, and Equipment. Property, plant, and equipment decreased $7.4 million during the period from January 1, 2012 to July 1, 2012, of which $8.6 million relates to depreciation and $0.6 million relates to assets sold, which was partially offset by $1.7 million that was used for capital expenditures.

Goodwill. Goodwill decreased $0.2 million from December 31, 2010 to January 1, 2012, due to an impairment charge.

Intangible Assets. Intangible assets decreased $12.1 million from January 1, 2012 to July 1, 2012, due to amortization.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $0.2 million from January 1, 2012 to July 1, 2012, due to an impairment of assets already classified as held for sale. Assets held for sale as of July 1, 2012 consist primarily of real estate for which the Company has sale agreements in place.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $4.6 million from January 1, 2012 to July 1, 2012, due to a principal payment as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the fiscal year ended January 1, 2012.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss increased $1.3 million from January 1, 2012 to July 1, 2012, which resulted a gain on derivative instruments due to amortization of $1.6 million, which was offset by a $0.2 million charge related to the Company’s pension and post retirement plans and a $0.1 million reclassification of income tax expense from accumulated other comprehensive loss.

Accumulated Deficit. Accumulated deficit increased $16.2 million from January 1, 2012 to July 1, 2012, due to a net loss of $16.2 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from January 1, 2012 to July 1, 2012.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended July 1, 2012	Three months ended June 26, 2011	Six months ended July 1, 2012	Six months ended June 26, 2011
	(in thousands)
Loss from continuing operations	$(2,654)	$(5,067)	$(16,030)	$(23,259)
Income tax expense	148	34	43	68
(Gain) loss on derivative instruments	(809)	41	(1,644)	421
Amortization of deferred financing costs	340	340	680	680
Interest expense	14,449	14,469	28,997	28,250
Impairment of long-lived assets	—	2,014	—	2,014
Depreciation and amortization	10,126	10,772	20,678	21,830
Goodwill impairment	—	—	216	—

Adjusted EBITDA from continuing operations	$21,600(a)	$22,603(b)	$32,940(c)	$30,004(d)

(a)	Adjusted EBITDA for the three months ended July 1, 2012 included net expenses of $2,678, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,678 is non-cash compensation and other expense of $1,890, non-cash portion of postretirement benefits expense of $(148), integration and reorganization costs of $747 and a $189 loss on the sale of assets.

(b)	Adjusted EBITDA for the three months ended June 26, 2011 included net expenses of $2,569, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,569 is non-cash compensation and other expense of $1,661, non-cash portion of postretirement benefits expense of $(113), integration and reorganization costs of $622 and a $399 loss on the sale of assets.

(c)	Adjusted EBITDA for the six months ended July 1, 2012 included net expenses of $4,527, which are one-time in nature or non-cash compensation. Included in these net expenses of $4,527 is non-cash compensation and other expense of $2,707, non-cash portion of postretirement benefits expense of $(244), integration and reorganization costs of $1,877 and a $187 loss on the sale of assets.

(d)	Adjusted EBITDA for the six months ended June 26, 2011 included net expenses of $5,505 which are one-time in nature or non-cash compensation. Included in these net expenses of $5,505 is non-cash compensation and other expense of $2,801, non-cash portion of postretirement benefits expense of $(122), integration and reorganization costs of $2,079 and a $747 loss on the sale of assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six month period ended July 1, 2012, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended January 1, 2012.

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

GATEHOUSE MEDIA, INC.

Date: August 3, 2012	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications	x

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase

* 101.LAB	XBRL Taxonomy Extension Label Linkbase

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.