Form 10-Q
period 2012-09-30
GateHouse Media, Inc.
filed 2012-11-01
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2012, 58,077,031 shares of the registrant’s common stock were outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and January 1, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and September 25, 2011	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 25, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	Signatures	31

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2012	January 1, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,820	$19,212
Restricted cash	6,167	6,167
Accounts receivable, net of allowance for doubtful accounts of $2,789 and $2,976 at September 30, 2012 and January 1, 2012, respectively	51,023	59,236
Inventory	6,104	6,017
Prepaid expenses	5,798	15,483
Other current assets	8,280	7,347
Current assets held for sale	1,433	—

Total current assets	115,625	113,462
Property, plant, and equipment, net of accumulated depreciation of $124,625 and $116,780 at September 30, 2012 and January 1, 2012, respectively	119,785	130,937
Goodwill	13,742	13,958
Intangible assets, net of accumulated amortization of $190,981 and $179,327 at September 30, 2012 and January 1, 2012, respectively	224,873	246,661
Deferred financing costs, net	1,980	2,974
Other assets	2,118	1,876
Long-term assets held for sale	2,315	934

Total assets	$480,438	$510,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$889	$1,039
Current portion of long-term debt	—	4,600
Accounts payable	9,933	8,216
Accrued expenses	29,531	27,625
Accrued interest	2,479	2,876
Deferred revenue	25,865	27,171
Current liabilities held for sale	597	—

Total current liabilities	69,294	71,527
Long-term liabilities:
Long-term debt	1,176,638	1,176,638
Long-term liabilities, less current portion	2,422	2,935
Derivative instruments	48,317	51,576
Pension and other postretirement benefit obligations	12,873	13,758

Total liabilities	1,309,544	1,316,434

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at September 30, 2012 and January 1, 2012; 58,313,868 issued and 58,077,031 outstanding at September 30, 2012 and January 1, 2012	568	568
Additional paid-in capital	831,320	831,249
Accumulated other comprehensive loss	(52,250)	(54,359)
Accumulated deficit	(1,606,358)	(1,581,114)
Treasury stock, at cost, 236,837 shares at September 30, 2012 and January 1, 2012	(310)	(310)

Total GateHouse Media stockholders’ deficit	(827,030)	(803,966)
Noncontrolling interest	(2,076)	(1,666)

Total stockholders’ deficit	(829,106)	(805,632)

Total liabilities and stockholders’ deficit	$480,438	$510,802

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended September 30, 2012	Three months ended September 25, 2011	Nine months ended September 30, 2012	Nine months ended September 25, 2011
Revenues:
Advertising	$80,262	$85,901	$246,365	$258,808
Circulation	33,837	32,750	100,076	97,390
Commercial printing and other	6,698	6,373	18,955	18,761

Total revenues	120,797	125,024	365,396	374,959
Operating costs and expenses:
Operating costs	67,098	69,045	204,968	211,314
Selling, general, and administrative	35,223	35,421	107,812	110,977
Depreciation and amortization	9,836	10,285	30,116	31,694
Integration and reorganization costs	1,597	1,274	3,467	3,317
Impairment of long-lived assets	—	37	—	1,733
Loss on sale of assets	379	157	534	556

Operating income	6,664	8,805	18,499	15,368
Interest expense	14,500	14,441	43,497	42,690
Amortization of deferred financing costs	314	340	994	1,020
(Gain) loss on derivative instruments	5	(694)	(1,639)	(274)
Other expense	7	94	4	94

Loss from continuing operations before income taxes	(8,162)	(5,376)	(24,357)	(28,162)
Income tax expense (benefit)	(250)	22	(207)	90

Loss from continuing operations	(7,912)	(5,398)	(24,150)	(28,252)
Income (loss) from discontinued operations, net of income taxes	(1,506)	236	(1,504)	(169)

Net loss	(9,418)	(5,162)	(25,654)	(28,421)
Net loss attributable to noncontrolling interest	105	185	410	600

Net loss attributable to GateHouse Media	$(9,313)	$(4,977)	$(25,244)	$(27,821)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.13)	$(0.09)	$(0.41)	$(0.48)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	(0.03)	—	(0.03)	—

Net loss attributable to GateHouse Media	$(0.16)	$(0.09)	$(0.44)	$(0.48)

Basic weighted average shares outstanding	58,051,607	57,976,184	58,038,673	57,935,943
Diluted weighted average shares outstanding	58,051,607	57,976,184	58,038,673	57,935,943

Comprehensive income (loss)	$(6,036)	$1,416	$(23,545)	$(19,590)
Comprehensive loss attributable to noncontrolling interest	(105)	(185)	(410)	(600)

Comprehensive income (loss) attributable to GateHouse Media	$(5,931)	$1,601	$(23,135)	$(18,990)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at January 2, 2012	58,313,868	$568	$831,249	$(54,359)	$(1,581,114)	236,837	$(310)	$(1,666)	$(805,632)
Net loss	—	—	—	—	(25,244)	—	—	(410)	(25,654)
Gain on derivative instruments, net of income taxes of $0	—	—	—	1,767	—	—	—	—	1,767
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	342	—	—	—	—	342
Non-cash compensation expense	—	—	71	—	—	—	—	—	71

Balance at September 30, 2012	58,313,868	$568	$831,320	$(52,250)	$(1,606,358)	236,837	$(310)	$(2,076)	$(829,106)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30, 2012	Nine months ended September 25, 2011
Cash flows from operating activities:
Net loss	$(25,654)	$(28,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,710	32,315
Amortization of deferred financing costs	994	1,020
Gain on derivative instruments	(1,639)	(274)
Non-cash compensation expense	71	422
Loss on sale of assets	566	905
Pension and other postretirement benefit obligations	(432)	(680)
Impairment of long-lived assets	2,344	2,051
Changes in assets and liabilities:
Accounts receivable, net	6,889	6,801
Inventory	(87)	1,133
Prepaid expenses	9,622	6,156
Other assets	(1,181)	(557)
Accounts payable	1,859	3,272
Accrued expenses	2,019	2,457
Accrued interest	(397)	1,328
Deferred revenue	(949)	(659)
Other long-term liabilities	(513)	(577)

Net cash provided by operating activities	24,222	26,692

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,854)	(2,431)
Proceeds from sale of assets and insurance	840	2,389

Net cash used in investing activities	(2,014)	(42)

Cash flows from financing activities:
Repayments under current portion of long-term debt	(4,600)	(11,249)

Net cash used in financing activities	(4,600)	(11,249)

Net increase in cash and cash equivalents	17,608	15,401
Cash and cash equivalents at beginning of period	19,212	8,753

Cash and cash equivalents at end of period	$36,820	$24,154

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

Prior to 2011, the Company’s fiscal year ended on December 31. Effective January 1, 2011, the Company’s fiscal year changed to a 52 week operating year ending on the Sunday closest to December 31. For the first nine months of 2012 a portion of the business had 273 days of operations compared to only 268 days in the first nine months of 2011.

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

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (ASU) 2012-02, “Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this update allow companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The changes to the ASC as a result of this update are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 will not have a material effect on the Company’s Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $23, $80, $71 and $422 during the three and nine months ended September 30, 2012 and September 25, 2011, respectively. The total compensation cost not yet recognized related to non-vested awards as of September 30, 2012 was $46, which is expected to be recognized over a weighted average period of 0.5 years through April 2013.

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

As of September 30, 2012 and September 25, 2011, there were 25,424 and 100,847 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.04 and $6.56, respectively. As of September 30, 2012, the aggregate intrinsic value of unvested RSGs was $2. During the nine months ended September 30, 2012, the aggregate fair value of vested RSGs was $5

RSG activity during the nine months ended September 30, 2012 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	84,181	$3.67
Vested	(58,757)	2.65

Unvested at September 30, 2012	25,424	$6.04

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

Information related to restructuring program activity during the twelve months ended January 1, 2012 and the nine months ended September 30, 2012 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total

Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in Integration and Reorganization	3,724	2,226	5,950
Cash payments	(3,077)	(1,801)	(4,878)

Balance at January 1, 2012	$900	$426	$1,326
Restructuring provision included in integration and reorganization (2)	2,890	584	3,474
Cash payments	(2,498)	(850)	(3,348)

Balance at September 30, 2012	$1,292	$160	$1,452

(1) Other costs primarily included costs to consolidate operations.

(2) Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The restructuring reserve balance as of September 30, 2012, for all programs was $1,452, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 30, 2012 and September 25, 2011.

	Three Months Ended		Nine months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Severance and related costs (2)	$1,528	$717	$2,890	$2,600
Reversals of prior accruals	—	(36)	—	(36)
Other costs (1)	69	302	584	498
Cash payments	(865)	(1,083)	(3,348)	(2,694)

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

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 30, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,756	$214
Advertiser relationships	278,539	141,582	136,957
Customer relationships	8,940	3,434	5,506
Subscriber relationships	82,279	38,013	44,266
Trade name	5,493	3,067	2,426
Publication rights	345	129	216

Total	$380,566	$190,981	$189,585

Nonamortized intangible assets:
Goodwill	$13,742
Mastheads	35,288

Total	$49,030

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,479	$491
Advertiser relationships	286,478	134,228	152,250
Customer relationships	8,940	2,946	5,994
Subscriber relationships	83,158	34,908	48,250
Trade name	5,493	2,655	2,838
Publication rights	345	111	234

Total	$389,384	$179,327	$210,057

Nonamortized intangible assets:
Goodwill	$13,958
Mastheads	36,604

Total	$50,562

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.8 years for advertiser relationships, 13.8 years for customer relationships, 17.0 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and nine months ended September 30, 2012 and September 25, 2011 was $5,894, $5,965, $17,706 and $17,949, respectively. Estimated future amortization expense as of September 30, 2012 is as follows:

For the years ending the Sunday closest to December 31:
2012	3,614
2013	23,809
2014	23,809
2015	23,764
2016	21,803
Thereafter	92,786

Total	$189,585

The changes in the carrying amount of goodwill for the period from January 2, 2012 to September 30, 2012 are as follows:

Balance at January 2, 2012	$13,958
Goodwill impairment (1)	(216)

Balance at September 30, 2012	$13,742

(1) Goodwill impairment was initially recognized in continuing operations and was subsequently reclassified to discontinued operations expense at the time the operations were classified as discontinued.

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

As part of the annual impairment assessment, as of July 1, 2012, the fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results for the two reporting units that had a goodwill balance as of the annual impairment assessment date, no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

As of September 30, 2012, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the July 1, 2012 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

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

Borrowings under the 2007 Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate for a LIBOR Rate Loan (as defined in the 2007 Credit Facility), or the Alternate Base Rate for an Alternate Base Rate Loan (as defined in the 2007 Credit Facility), plus an applicable margin. The applicable margin for the LIBOR Rate term loans and Alternate Base Rate term loans, as amended by the First Amendment (defined below), are 2.00% and 1.00%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon Holdco’s Total Leverage (defined as the ratio of Holdco’s Consolidated Indebtedness (as defined in the 2007 Credit Facility) on the last day of the preceding quarter to Consolidated EBITDA (as defined in the 2007 Credit Facility) for the four fiscal quarters ending on the date of determination). The applicable margin ranges from 1.50% to 2.00%, in the case of LIBOR Rate Loans and, 0.50% to 1.00% in the case of Alternate Base Rate Loans. Under the revolving credit facility, GateHouse Media will also pay a quarterly commitment fee on the unused portion of the revolving credit facility ranging from 0.25% to 0.50% based on the same ratio of Consolidated Indebtedness to Consolidated EBITDA and a quarterly fee equal to the applicable margin for LIBOR Rate Loans on the aggregate amount of outstanding letters of credit. In addition, GateHouse Media will be required to pay a ticking fee at the rate of 0.50% of the aggregate unfunded amount available to be borrowed under the delayed draw term facility.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at September 30, 2012 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant at such time.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to the 2007 Credit Facility (“the First Amendment”). The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of September 30, 2012, or (b) the greater of the prime rate set by

Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

2007 Credit Facility Excess Cash Flow Payment and Outstanding Balance

As required by the 2007 Credit Facility, as amended, on March 15, 2012 and March 2, 2011, the Company made principal payments of $4,600 and $11,249, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended January 1, 2012 and December 31, 2010, respectively. As of September 30, 2012, a total of $1,176,638 was outstanding under the 2007 Credit Facility: $659,705 was outstanding under the term loan facility, $246,159 was outstanding under the delayed draw term loan facility, $270,774 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

Compliance with Covenants

As of September 30, 2012 the Company is in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt and does not expect to be able to do so in the foreseeable future.

Fair Value

The fair value of the Company’s total long-term debt, determined based on estimated market prices for similar issues of debt with consistent remaining maturities and terms, total approximately $716,000, Level 2 inputs (see Note 12).

Payment Schedule

As of September 30, 2012, scheduled principal payments of outstanding debt are as follows:

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long-term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

	Liability Derivatives
	September 30, 2012		January 1, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$48,317	Derivative Instruments	$51,576

Total derivatives		$48,317		$51,576

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Three Months Ended September 30, 2012 and September 25, 2011

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Interest rate swaps	Gain (loss) on derivative instruments	$(5)	$694

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$3,268	$7,128	Interest income/ (expense)	$(7,560)	$(7,245)	Other income/ (expense)	$(5)	$31

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Nine Months Ended September 30, 2012 and September 25, 2011

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011
Interest rate swaps	Gain (loss) on derivative instruments	$1,639	$274

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$3,234	$8,695	Interest income/ (expense)	$(21,000)	$(22,604)	Other income/ (expense)	$25	$68

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000, which matured in June 2012, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. During the nine months ended September 30, 2012, ($1,615) was amortized and recognized through earnings relating to balances in accumulated other comprehensive income and the associated deferred income taxes of $148 were recognized in income tax expense. As of September 30, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000, which matured in July 2011, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and paid a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. As of September 30, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended September 30, 2012, the fair value of the swap increased by $541, of which $0 was recognized through earnings and $541 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2012, the fair value of the swap increased by $542, of which $0 was recognized through earnings and $542 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended September 30, 2012, the fair value of the swap increased by $1,287, of which $1 was recognized through earnings and $1,286 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2012, the fair value of the swap increased by $1,260, of which $2 was recognized through earnings and $1,258 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly.

During the three months ended September 30, 2012, the fair value of the swap increased by $1,062, of which a decrease of $6 was recognized through earnings and an increase of $1,068 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2012, the fair value of the swap increased by $1,057 of which a decrease of $14 was recognized through earnings and an increase of $1,071 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended September 30, 2012, the fair value of the swap increased by $373, of which $0 was recognized through earnings and $373 was recognized through accumulated other comprehensive income. During the nine months ended September 30, 2012, the fair value of the swap increased by $400, of which $37 was recognized through earnings and $363 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of September 30, 2012 and September 25, 2011 was $48,249 and $52,580, respectively.

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

As of September 30, 2012, Fortress and its affiliates beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $124,034 of the $1,176,638 outstanding under the 2007 Credit Facility, as amended as of September 30, 2012. These amounts were purchased on arms’ length terms in secondary market transactions.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the first nine months of 2012, a net increase to the valuation allowance of $10,650 would be necessary to offset additional deferred tax assets. Of this amount, a $11,113 increase was recognized through the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), a $974 decrease was recognized through accumulated other comprehensive loss, and a $511 increase was recognized through discontinued operations.

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

For the nine months ended September 30, 2012, the expected federal tax benefit at 34% is $7,770. The difference between the expected tax and the effective tax of $207 is primarily attributable to the tax effect of the federal valuation allowance of $6,368, the tax effect related to non-deductible expenses of $540, impairment of non-deductible goodwill for tax purposes of $49, and deferred tax benefits that expired of $184, non-consolidated entity of $242, provision to return adjustment of $501, uncertain tax positions of $(356), and other items of $35.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2009 tax year and beyond. The Company is currently under audit from the Internal Revenue Service and does not anticipate any material adverse effects from the audit.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of September 30, 2012, and January 1, 2012, the Company had unrecognized tax benefits of approximately $4,677 and $5,033, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending September 30, 2012 and January 1, 2012. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended September 30, 2012 and September 25, 2011.

	Three Months Ended September 30, 2012		Three Months Ended September 25, 2011		Nine months Ended September 30, 2012		Nine months Ended September 25, 2011
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$50	$9	$50	$11	$150	$28	$150	$32
Interest cost	296	68	310	76	888	205	930	229
Expected return on plan assets	(310)	—	(320)	—	(930)	—	(960)	—
Amortization of prior service cost	—	(114)	—	(114)	—	(342)	—	(342)
Amortization of unrecognized gain	92	—	85	—	276	—	255	—

Total	$128	$(37)	$125	$(27)	$384	$(109)	$375	$(81)

During the three and nine months ended September 30, 2012 and September 25, 2011, the Company recognized a total of $205, $212, $617 and $636 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.10%	4.44%
Rate of increase in future compensation levels	—	—
Expected return on assets	7.5%	—
Current year trend	—	8.1%
Ultimate year trend	—	4.8%
Year of ultimate trend	—	2021

(11) Assets Held for Sale

As of September 30, 2012 and January 1, 2012, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at September 30, 2012 and January 1, 2012:

	September 30, 2012	January 1, 2012
Current assets held for sale:
Accounts receivable, net	$1,364	$—
Prepaid expenses and other current assets	69	—

Total current assets held for sale	$1,433	$—

Long-term assets held for sale:
Property, plant and equipment, net	$497	$934
Intangible assets	1,818	—

Total long-term assets held for sale	$2,315	$934

Liabilities held for sale	$597	$—

During the nine months ended September 30, 2012 and twelve months ended January 1, 2012 the Company recorded an impairment charge in the amount of $2,128 and $355, respectively, related to property, plant and equipment and certain intangible assets which were classified as held for sale, refer to Note 12 for fair value measurement discussion.

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

-	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

-	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

-	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

-	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

-	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

-	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique

As of January 1, 2012
Assets
Cash and cash equivalents	$19,212	$—	$—	$19,212	Income
Restricted cash	6,167	—	—	6,167	Income
Liabilities
Derivatives (1)	$—	$—	$51,576	$51,576	Income
As of September 30, 2012
Assets
Cash and cash equivalents	$36,820	$—	$—	$36,820	Income
Restricted cash	6,167	—	—	6,167	Income
Liabilities
Derivatives (1)	$—	$—	$48,317	$48,317	Income

(1)	Derivative assets and liabilities consist of interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following table reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended September 30, 2012:

Derivative Liabilities
Balance as of January 1, 2012	$51,576
Total (gains) losses, net:
Included in earnings	(25)
Included in other comprehensive income	(3,234)

Balance as of September 30, 2012	$48,317

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

During the nine months ended September 30, 2012 and twelve months ended January 1, 2012, the Company recorded an impairment charge in the amount of $2,128 and $355, respectively, related to property, plant and equipment and certain intangible assets which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value. Additionally, during the three months ended June 26, 2011, the Company wrote-off presses having a net book value of $1,696 related to the consolidation of its print operations, utilizing recent sale activity, Level 2 inputs.

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

Restricted cash at September 30, 2012 and January 1, 2012, in the aggregate amount of $6,167, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(14) Discontinued Operations

During the nine months ended September 30, 2012, the Company entered into an agreement to sell 22 publications in Suburban Chicago, Illinois for an aggregate purchase price of approximately $2,800. As a result, an impairment loss of $1,922 is included in loss from discontinued operations on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this period. Additionally, an impairment loss of $206 is included in loss from discontinued operations net of income taxes on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for this period related to previously discontinued operations. The net revenue during the nine months ended September 30, 2012 and September 25, 2011 for the aforementioned discontinued operation was $6,326 and $6,396, respectively. Loss, net of income taxes of $0, during the nine months ended September 30, 2012 and September 25, 2011 for the aforementioned discontinued operations and previously discontinued operations was $1,504 and $169, respectively. The financial position and results of operations of the publications in Suburban Chicago, Illinois are reflected as discontinued operations for all periods presented.

(15) Subsequent Events

On October 1, 2012 the Company closed on the sale of its publications in Suburban Chicago, Illinois and received cash proceeds of $2,574, which were used to pay down the long-term debt balance.

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 431 community publications, 410 related websites, 404 mobile sites and six yellow page directories, serves over 186,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	78 daily newspapers with total paid circulation of approximately 615,000;

•	261 weekly newspapers (published up to three times per week) with total paid circulation of approximately 352,000 and total free circulation of approximately 794,000;

•	92 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	410 locally focused websites and 404 mobile sites, which extend our franchises onto the internet and mobile devices with approximately 98 million page views per month; and

•	six yellow page directories, with a distribution of approximately 490,000, that covers a population of approximately 1.2 million people.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder at that time. As of September 30, 2012, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

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

We periodically perform testing for impairment of goodwill and newspaper mastheads in which the fair value of our reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows and recent industry transaction multiples, using estimates, judgments and assumptions, that we believe were appropriate in the circumstances. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

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

Results of Operations

The following table summarizes our historical results of operations for the three months ended September 30, 2012 and September 25, 2011.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 30, 2012	Three months ended September 25, 2011	Nine months ended September 30, 2012	Nine months ended September 25, 2011
Revenues:
Advertising	$80,262	$85,901	$246,365	$258,808
Circulation	33,837	32,750	100,076	97,390
Commercial printing and other	6,698	6,373	18,955	18,761

Total revenues	120,797	125,024	365,396	374,959
Operating costs and expenses:
Operating costs	67,098	69,045	204,968	211,314
Selling, general, and administrative	35,223	35,421	107,812	110,977
Depreciation and amortization	9,836	10,285	30,116	31,694
Integration and reorganization costs	1,597	1,274	3,467	3,317
Impairment of long-lived assets	—	37	—	1,733
Loss on sale of assets	379	157	534	556

Operating income	6,664	8,805	18,499	15,368
Interest expense	14,500	14,441	43,497	42,690
Amortization of deferred financing costs	314	340	994	1,020
(Gain) loss on derivative instruments	5	(694)	(1,639)	(274)
Other expense	7	94	4	94

Loss from continuing operations before income taxes	(8,162)	(5,376)	(24,357)	(28,162)
Income tax expense (benefit)	(250)	22	(207)	90

Loss from continuing operations	(7,912)	(5,398)	(24,150)	(28,252)

Three Months Ended September 30, 2012 Compared To Three Months Ended September 25, 2011

Revenue. Total revenue for the three months ended September 30, 2012 decreased by $4.2 million, or 3.4%, to $120.8 million from $125.0 million for the three months ended September 25, 2011. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $5.6 million, or 6.6%, decrease in advertising revenue, partially offset by a $1.1 million, or 3.3%, increase in circulation revenue and a $0.3 million, or 5.1%, increase in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular trends and an uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. Our circulation revenue was also impacted by approximately $0.5 million for a net to gross accounting change due to a change from a carrier to a distributor model at one of our largest locations. The $0.3 million increase in commercial printing and other revenue is primarily the result of the launch of our small business marketing services during 2012.

Operating Costs. Operating costs for the three months ended September 30, 2012 decreased by $1.9 million, or 2.8%, to $67.1 million from $69.0 million for the three months ended September 25, 2011. The decrease in operating costs was primarily due to a decrease in compensation expenses and newsprint expenses of $2.4 million and $1.2 million, respectively, which were partially offset by an increase in outside services of $2.1 million. This decrease is the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2012 decreased by $0.2 million, or 0.6%, to $35.2 million from $35.4 million for the three months ended September 25, 2011. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation of $0.5 million. We expect that the majority of these reductions will be permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2012 decreased by $0.4 million to $9.8 million from $10.2 million for the three months ended September 25, 2011. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2011, which reduced depreciation expense.

Integration and Reorganization Costs. During the three months ended September 30, 2012 and September 25, 2011, we recorded integration and reorganization costs of $1.6 million and $1.3 million, respectively, primarily resulting from severance costs related to the consolidation of certain print and other operations.

(Gain) Loss on Derivative Instruments. During the three months ended September 25, 2011, we recorded a net gain of $0.7 million, which was comprised of reclassifications of accumulated other comprehensive income amortization related to swaps terminated in 2008 that were partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended September 30, 2012 and September 25, 2011 was $7.9 million and $5.4 million, respectively. Our net loss from continuing operations increased due to the factors noted above.

Nine months Ended September 30, 2012 Compared To Nine months Ended September 25, 2011

We moved to a consistent 52 week reporting cycle for all locations during the first quarter of 2011. As a result, the first nine months of 2012 had 273 days compared to 268 days in the first nine months of 2011 for approximately 40% of the business. The associated impact was approximately $2.3 million on revenue and $2.1 million on expenses. Comparisons below have not been adjusted for this calendar change.

Revenue. Total revenue for the nine months ended September 30, 2012 decreased by $9.6 million, or 2.6%, to $365.4 million from $375.0 million for the nine months ended September 25, 2011. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $12.4 million, or 4.8%, decrease in advertising revenue, partially offset by a $2.7 million, or 2.8%, increase in circulation revenue and a $0.2 million, or 1.0%, increase in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular trends and an uncertain economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. Our circulation revenue was also impacted by approximately $1.5 million for a net to gross accounting change due to a change from a carrier to a distributor model at one of our largest locations. The commercial printing and other revenue increase of $0.2 million resulted primarily from the launch of our small business marketing services during 2012, while commercial printing declined $0.4 million as trends stabilize in this area.

Operating Costs. Operating costs for the nine months ended September 30, 2012 decreased by $6.3 million, or 3.0%, to $205.0 million from $211.3 million for the nine months ended September 25, 2011. The decrease in operating costs was primarily due to a decrease in compensation expenses and newsprint expenses of $8.0 million and $4.8 million, respectively, which were partially offset by an increase in outside services of $6.8 million. This decrease is the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2012 decreased by $3.2 million, or 2.9%, to $107.8 million from $111.0 million for the nine months ended September 25, 2011. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation of $3.7 million. We expect that the majority of these reductions will be permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2012 decreased by $1.6 million to $30.1 million from $31.7 million for the nine months ended September 25, 2011. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2011, which reduced depreciation expense.

Integration and Reorganization Costs. During the nine months ended September 30, 2012 and September 25, 2011, we recorded integration and reorganization costs of $3.5 million and $3.3 million, respectively, primarily resulting from severance costs related to the consolidation of certain print and other operations.

Impairment of Long-Lived Assets. During the nine months ended September 25, 2011 we incurred an impairment charge of $1.7 million related to the consolidation of our print operations and property, plant and equipment which were classified as held for sale. There were no such charges during the nine months ended September 30, 2012.

Interest Expense. Total interest expense for the nine months ended September 30, 2012 increased by $0.8 million, or 1.9%, to $43.5 million from $42.7 million for the nine months ended September 25, 2011. The increase was primarily due to our calendar change resulting in five additional days in the first quarter of 2012 as compared to the prior year’s quarter.

(Gain) Loss on Derivative Instruments. During the nine months ended September 30, 2012 and September 25, 2011, we recorded a net gain of $1.6 million and $0.3 million, respectively, which was comprised of reclassifications of accumulated other comprehensive income amortization related to swaps terminated in 2008 that were partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 30, 2012 and September 25, 2011 was $24.2 million and $28.3 million, respectively. Our net loss from continuing operations decreased due to the factors noted above.

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

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of September 30, 2012 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

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

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended	Nine months ended
	September 30, 2012	September 25, 2011
Cash provided by operating activities	$24,222	$26,692
Cash used in investing activities	(2,014)	(42)
Cash used in financing activities	(4,600)	(11,249)

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 30, 2012 and September 25, 2011.

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $24.2 million, a decrease of $2.5 million when compared to $26.7 million of cash provided by operating activities for the nine months ended September 25, 2011. This $2.5 million decrease was the result of a decrease in cash provided by working capital of $2.1 million and a decrease in non-cash charges of $3.2 million, which was offset by a decrease in net loss of $2.8 million.

The $2.1 million decrease in cash provided by working capital for the nine months ended September 30, 2012 when compared to the nine months ended September 25, 2011 is primarily attributable to an increase in inventory and a decrease in accounts payable and accrued interest.

The $3.2 million decrease in non-cash charges primarily consisted of a decrease in depreciation and amortization of $1.6 million, an increase in gain on derivative instruments of $1.4 million, a decrease in non-cash compensation expense of $0.4 million, and a decrease in loss on sale of assets of $0.3 million. These decreases were offset by an increase in impairment of long-lived assets included in continuing operations and discontinued operations of $0.3 million and an increase in pension and other postretirement benefit obligations of $0.2 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 was $2.0 million. During the nine months ended September 30, 2012, we used $2.8 million for capital expenditures, which was offset by $0.8 million we received from the sale of publications and other assets and insurance proceeds.

Net cash used in investing activities for the nine months ended September 25, 2011 was $0.0 million. During the nine months ended September 25, 2011, we used $2.4 million for capital expenditures, which was offset by $2.4 million we received from the sale of real property.

Cash Flows from Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2012 was $4.6 million due to a repayment under the 2007 Credit Facility.

Net cash used in financing activities for the nine months ended September 25, 2011 was $11.2 million due to a repayment under the 2007 Credit Facility.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from January 1, 2012 to September 30, 2012.

Accounts Receivable. Accounts receivable decreased $8.2 million from January 1, 2012 to September 30, 2012, which relates to the timing of cash collections and lower revenue recognized in 2012 compared to 2011 and $1.4 million which was classified as held for sale.

Prepaid Expenses. Prepaid expenses decreased $9.7 million from January 1, 2012 to September 30, 2012, which primarily relates to the receipt of newsprint during the first half of 2012 that was prepaid at January 1, 2012 under a newsprint pricing agreement.

Current Assets Held for Sale. Current assets held for sale increased $1.4 million from January 1, 2012 to September 30, 2012, due to assets classified as held for sale during the first nine months of 2012. Assets held for sale as of September 30, 2012 consist primarily of publications in Suburban Chicago, IL and real estate in Winter Haven, FL.

Property, Plant, and Equipment. Property, plant, and equipment decreased $11.2 million during the period from January 1, 2012 to September 30, 2012, of which $12.6 million relates to depreciation and $1.4 million relates to assets sold and held for sale, which was partially offset by $2.8 million that was used for capital expenditures.

Goodwill. Goodwill decreased $0.2 million from January 1, 2012 to September 30, 2012, due to an impairment charge included in income (loss) from discontinued operations.

Intangible Assets. Intangible assets decreased $21.8 million from January 1, 2012 to September 30, 2012, due to amortization of $18.1 million, $1.9 million due to an impairment of assets classified as held for sale and $1.8 million which was classified as held for sale during the current year.

Long-term Assets Held for Sale. Long-term assets held for sale increased $1.4 million from January 1, 2012 to September 30, 2012, of which $1.8 million which was classified as held for sale during the current year, which was offset by proceeds of $0.2 million from assets sold during the current year and $0.2 due to an impairment of assets already classified as held for sale. Assets held for sale as of September 30, 2012 consist primarily of publications in Suburban Chicago, IL and real estate in Winter Haven, FL.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $4.6 million from January 1, 2012 to September 30, 2012, due to a principal payment as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the fiscal year ended January 1, 2012.

Accounts Payable. Accounts payable increased $1.7 million from January 1, 2012 to September 30, 2012, which was primarily attributable to the timing of vendor payments.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $2.1 million from January 1, 2012 to September 30, 2012, which resulted from the change in fair value of the interest rate swaps of $3.3 million, a $0.3 million charge related to the Company’s pension and post retirement plans, and a $0.1 million reclassification of income tax expense from accumulated other comprehensive loss, which was offset by a gain on derivative instruments due to amortization of $1.6 million.

Accumulated Deficit. Accumulated deficit increased $25.7 million from January 1, 2012 to September 30, 2012, due to a net loss of $25.7 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from January 1, 2012 to September 30, 2012.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended September 30, 2012	Three months ended September 25, 2011	Nine months ended September 30, 2012	Nine months ended September 25, 2011
	(in thousands)
Loss from continuing operations	$(7,912)	$(5,398)	$(24,150)	$(28,252)
Income tax expense (benefit)	(250)	22	(207)	90
(Gain) loss on derivative instruments	5	(694)	(1,639)	(274)
Amortization of deferred financing costs	314	340	994	1,020
Interest expense	14,500	14,441	43,497	42,690
Impairment of long-lived assets	—	37	—	1,733
Depreciation and amortization	9,836	10,285	30,116	31,694

Adjusted EBITDA from continuing operations	$16,493(a)	$19,033(b)	$48,611(c)	$48,701(d)

(a)	Adjusted EBITDA for the three months ended September 30, 2012 included net expenses of $3,205, which are one-time in nature or non-cash compensation. Included in these net expenses of $3,205 is non-cash compensation and other expense of $1,417, non-cash portion of postretirement benefits expense of $(188), integration and reorganization costs of $1,597 and a $379 loss on the sale of assets.

Adjusted EBITDA also does not include $612 from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended September 25, 2011 included net expenses of $2,539, which are one-time in nature or non-cash compensation. Included in these net expenses of $2,539 is non-cash compensation and other expense of $1,215, non-cash portion of postretirement benefits expense of $(107), integration and reorganization costs of $1,274 and a $157 loss on the sale of assets.

Adjusted EBITDA also does not include $467 from our discontinued operations.

(c)	Adjusted EBITDA for the nine months ended September 30, 2012 included net expenses of $7,694, which are one-time in nature or non-cash compensation. Included in these net expenses of $7,694 is non-cash compensation and other expense of $4,125, non-cash portion of postretirement benefits expense of $(432), integration and reorganization costs of $3,467 and a $534 loss on the sale of assets.

Adjusted EBITDA also does not include $1,472 from our discontinued operations.

(d)	Adjusted EBITDA for the nine months ended September 25, 2011 included net expenses of $7,662 which are one-time in nature or non-cash compensation. Included in these net expenses of $7,662 is non-cash compensation and other expense of $4,018, non-cash portion of postretirement benefits expense of $(229), integration and reorganization costs of $3,317 and a $556 loss on the sale of assets.

Adjusted EBITDA also does not include $1,184 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month period ended September 30, 2012, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended January 1, 2012.

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

GATEHOUSE MEDIA, INC.

Date: November 1, 2012	/s/ Melinda A. Janik
Melinda A. Janik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

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