Form 10-K
period 2012-12-30
GateHouse Media, Inc.
filed 2013-03-07
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 million. The market value calculation was determined using a per share price of $0.05, the price at which the registrant’s common stock was last sold on the Over-the-Counter Bulletin Board System on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors, and stockholders owning 10% or more of the registrant’s outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 4, 2013, 58,077,031 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be delivered to stockholders in connection with the registrant’s 2013 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

GATEHOUSE MEDIA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 30, 2012

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

•	“CP Media” refers to CP Media, Inc. and its predecessor entities;

•	“Enterprise” refers to Enterprise NewsMedia, LLC and its subsidiaries and predecessor entities;

•	“First Amendment” refers to the amendment to the 2007 Credit Facility that was entered into on May 7, 2007;

•	“Fortress” refers to Fortress Investment Group LLC and certain of its affiliates, including certain funds managed by it or its affiliates;

•	“GAAP” refers to U.S. generally accepted accounting principles;

•	“Gannett” refers to Gannett Co., Inc.;

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

Any data set forth anywhere in this report on Form 10-K regarding the number of our products, circulation, facilities, markets or employees is as of December 30, 2012, unless otherwise indicated.

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

General Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. Our business model is to be the preeminent provider of local content, advertising and digital marketing services to the small and midsize markets we serve. Our portfolio of products, which includes 406 community publications, 342 related websites, 339 mobile sites and six yellow page directories, serves over 128,000 business advertising accounts and reaches approximately 10 million people on a weekly basis. All data contained in this report regarding the number of our products, circulation, facilities or employees is as of December 30, 2012, unless otherwise indicated.

Our core products include:

•	78 daily newspapers with total paid circulation of approximately 597,000;

•	237 weekly newspapers (published up to three times per week) with total paid circulation of approximately 307,000 and total free circulation of approximately 684,000;

•	91 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	342 locally focused websites and 339 mobile sites, which extend our franchises onto the internet and mobile devices with approximately 97 million page views per month; and

•	six yellow page directories, with a distribution of approximately 488,000, that covers a population of approximately 1.2 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. During the last twelve months, we created approximately 42 niche publications.

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

More than 86% of our daily newspapers have been published for more than 100 years and 100% have been published for more than 50 years. We believe that the longevity of our publications demonstrates the value and relevance of the local information that we provide and has created a strong foundation of reader loyalty and a highly recognized media brand name in each community we serve. As a result of these factors, we believe that our publications have high local audience penetration rates in our markets, thereby providing advertisers with strong local market reach.

We have a history of growth through acquisitions and new product launches. Since our inception, we have acquired 420 daily and weekly newspapers, shoppers and directories. Due to the weak economic backdrop over the past several years and tough financing market we have not done an acquisition since 2009 and instead have focused on transforming our business to a multi-media content and advertising business while maintaining our local orientation and pursuing cost reductions and de-levering opportunities. As part of our cost reduction efforts, we have engaged in a series of individual restructuring programs, designed primarily to right size our employee base, consolidate facilities and improve operations.

We operate in 330 markets across 21 states. A key element of our business strategy is geographic clustering of publications to realize operating efficiencies and provide consistent management practices. We share best practices across our organization, giving each publication the benefit of proven and executable revenue producing and cost saving initiatives. We regionally cluster functions such as ad composition, accounting and production and give each publication in a cluster access to top quality production equipment, which we believe enables us to cost-efficiently provide superior products and service to our customers. We are also centralizing certain functions across the entire company, particularly in the ad production and content areas in an effort to become more efficient and better serve our publications and customers. In addition, we believe that our size allows us to achieve economies of scale.

We believe that below average industry advertising revenue volatility is a result of our geographic diversity combined with our concentration of small markets. We have revenues coming from markets across 21 states, the large number of products we publish and our fragmented, diversified local advertising customer base. We also believe that local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels in which to reach the local audience. We believe we are also less reliant than large metropolitan newspapers upon classified advertising, particularly the recruiting and real estate categories, which are generally more sensitive to economic conditions.

Industry Overview

We operate in what is sometimes referred to as the “hyper-local” or community market within the media industry. Media companies that serve this segment provide highly focused local content and advertising that is generally unique to each market they serve and is not readily obtainable from other sources. Local publications include community newspapers, websites, shoppers, traders, real estate guides, special interest magazines and directories. Due to the unique nature of their content, community publications compete for advertising customers with other forms of traditional media, including: direct mail, directories, radio, television, and outdoor advertising. We also compete with new digital and social media businesses for advertising customers. We believe that local print and online publications are the most effective medium for local retail advertising, which emphasizes the price of goods in an effort to move inventory on a regular basis, in contrast to radio, broadcast and cable, television, and the internet, which are generally used for image or branding advertising. In addition, we believe local print and online publications generally have the highest local audience penetration rates, which allows local advertisers to get their message to a large portion of the local audience.

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

We believe that our local publications are well positioned to capitalize on their existing market franchises and grow their total audience base by publishing proprietary local content digitally; via the internet, mobile websites and mobile applications. Local digital media include traditional classifieds, directories of business information, local advertising, databases, audience-contributed content and mobile applications. We believe this additional community-specific content will further extend and expand both the reach and the brand of our publications with readers and advertisers. We believe that building a strong local digital business extends the core audience of a local publication.

The opportunity created by the digital extension of the core audience makes local digital advertising an attractive complement for existing print advertisers, while opening up opportunities to attract new local advertisers that have never advertised with local publications. In addition, we believe that national advertisers have an interest in reaching buyers on a hyper-local level and, although they historically have not been significant advertisers in community publications, we believe the digital media offers them a powerful medium to reach local audiences. This opportunity is further enhanced by our behavioral targeting products which allow advertisers to reach specific demographics of our audience. We also plan to hire a new digital only sales force to focus on digital growth in key market DMAs.

Circulation

Overall daily newspaper print circulation, including national and urban newspapers, has been declining steadily over the past several years. Small and midsize local market newspapers have generally had smaller declines and more stability in their paid print circulation volumes due to the relevant and unique hyper-local news they produce. In addition, this unique and valuable hyper-local content allows smaller market newspapers to continue to raise prices, leading to stable circulation revenues.

Our Strategy

We plan to maximize our revenue and cash flow potential in the existing economic and industry climate through a combination of (i) organic growth in our existing portfolio, especially in our digital based products, (ii) taking advantage of cost reductions and de-leveraging opportunities, and (iii) the realization of economies of scale and operating efficiencies. Our goal is to transform from print centric to a truly multi-media business. The key elements of our strategy are:

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

Strengthening our Balance Sheet and Managing our Operations. Our focus continues to be on strengthening our balance sheet and managing our operations. From an operations standpoint, we intend to continue to stabilize our core business, grow our digital business, and leverage our key assets and strengths to find new opportunities to grow. We will continue to invest in recruitment and training of our sales executives in order to train them to become multi-media sales staff as well as capture new or additional revenues and market share. With our revolving credit facility balance at zero and no amortization on our long term credit facility that matures in 2014, we believe that we have increased flexibility to use available cash generated from operations to invest in growing our business organically, strengthening our balance sheet and building liquidity.

In addition, we intend to continue to pursue permanent cost reductions on our controllable expenses and look for ways to manage inflationary pressures and to become more efficient.

Leverage Benefits of Scale and Clustering to Increase Cash Flows and Operating Profit Margins. Last year we changed our organizational structure to be more vertical by functional area in order to create greater focus and accountability. We intend to continue to take advantage of geographic clustering and company wide centralization of key functions to realize operating and economic efficiencies in areas such as labor, production, overhead, raw materials and distribution costs. We believe we will be able to increase our cash flows and expand our operating profit margins as we streamline and further centralize ad production and content purchasing, copy editing and other newsroom functions as well as administrative functions, and other duplicative functions completed in the field.

Increase Sales Force Productivity. We aim to continue to increase the productivity of our sales force and, in turn, help maximize advertising revenues. We also aim to create a multi-media sales culture and feel that is critical to our long term success. Our approach includes ongoing company-wide training of sales representatives and sales managers that focuses on strengthening their ability to gather relevant demographic information, to understand multi-media and product portfolio sales, to design effective customer presentations, price and package our product mixes appropriately, more effectively utilize time and improve close ratio on sales calls. Our training includes sharing “best practices” of our most successful account representatives. We regularly evaluate the performance of our sales representatives and sales management and implement contests and other incentive compensation programs. Our sales compensation structure emphasizes key digital growth areas and new customer generation. We also regularly evaluate our advertising rates to ensure we are maximizing revenue opportunities. We believe better accountability and measurement of our sales force, when combined with training and access to better demographic and marketing information, will lead to greater productivity and revenue from our sales force.

Introduce New Products or Modify Our Products to Enhance the Value Proposition for Our Advertisers. We believe that our established positions in local markets, combined with our publishing and distribution capabilities, allow us to develop and customize new products to address the evolving interests and needs of our readers and advertisers. These products are often specialty publications, print and digital, that address specific interests such as employment, healthcare, hobbies and real estate. In addition, we intend to capitalize upon our unique position in local markets to introduce other marketing oriented products such as directories, magazines, shoppers and other niche publications in both online and print to further enhance our value to advertisers. We are actively developing web and mobile products, including deal platforms, digital service offerings, mobile websites and applications, and continue to expand the number of locations offering behavioral targeted advertising. We are also looking at developing new businesses by leveraging our core strengths that have the potential to grow beyond our existing markets.

Pursue a Content-Driven Digital Strategy. We believe that we are well-positioned to increase our digital penetration and generate additional online audience and revenues due to both our ability to deliver unique local content and our relationships with readers and advertisers. We believe this presents an opportunity to increase our overall audience penetration rates and drive additional subscription revenues in each of the communities we serve. We expect that centralizing our technology and building a network of websites will allow us to aggregate classified advertisements and build online classified products in areas such as real estate, automotive and recruitment. We also have the ability to sell online display advertising and online video advertising locally and nationally. Finally, we intend to share resources across our organization in order to give each of our publications access to technology, online management expertise, content and advertisers that they may not have been able to obtain or afford if they were operating independently.

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

Overview of Operations

We operate in three publication groups: Small Community Newspapers, Metros and Large Daily Newspapers. A list of our dailies, weeklies, shoppers and websites in each of our publication groups is included under “List of Our Dailies, Weeklies, Shoppers, Websites and Directories” in this report. We also operate over 342 related websites and 339 mobile sites.

The following table sets forth information regarding our publications.

	Number of Publications			Circulation (1)
Operating Group	Dailies	Weeklies	Shoppers	Paid	Free	Total Circulation
Small Community Newspapers	59	106	72	342,771	1,193,197	1,535,968
Metro Newspapers	7	127	7	284,921	493,720	778,641
Large Daily Newspapers	12	4	12	276,668	501,782	778,450

Total	78	237	91	904,360	2,188,699	3,093,059

(1)	Circulation statistics are estimated by our management as of December 30, 2012, except that audited circulation statistics, to the extent available, are utilized as of the audit date.

Small Community Newspaper Group. Our Small Community Newspaper group encompasses publications typically located in communities have a population less than 35,000 people, in the states of Illinois, Missouri, Kansas, Michigan, California, Minnesota, Arkansas, New York, Louisiana, Pennsylvania, West Virginia, Colorado, Nebraska, Oklahoma, North Dakota, Tennessee, and Iowa. There are a total of 59 daily newspapers, 106 weekly newspapers and 72 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across this group.

From the western shore of Lake Michigan to the eastern shore of the Mississippi River and running over 400 miles north to south, Illinois is a picture of manufacturing, agricultural and recreational diversity. Coupled with major daily newspapers from our Large Daily Newspaper Group in Rockford, Peoria, and the state capital of Springfield, we are the largest publishing company in Illinois. 20 paid daily newspapers, 31 paid weekly newspapers, and 20 shoppers provide inclusive coverage across the state which are further supported by four print production facilities.

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

The greatest concentration of circulation and market presence in Missouri is in the northern part of the state where we operate seven daily newspapers and four weekly newspapers and five shoppers. We serve the 22,000 square mile area from Hannibal, on the state’s eastern border, to the western border and from Columbia in the south to the Iowa border in the north. Local employers include the University of Missouri and other colleges, local and federal governments, State Farm Insurance and 3M.

Our southern Missouri operations are clustered around Lake of the Ozarks and Joplin. Located midway between Kansas City and St. Louis and approximately 90 miles from Springfield, Missouri, our three daily newspapers, seven weekly newspapers and three shoppers that serve the Lake of the Ozarks area reach approximately 165,000 people.

Located in southwest Missouri and southeast Kansas is our Joplin cluster with three daily and four weekly newspapers and four shoppers, serving a population of approximately 170,000. There are several colleges and universities in the area, a National Guard Fort, several large medical centers and a diverse mix of retail businesses, including the 120-store Northpark Mall.

This group also includes our Kansas City cluster with six publications (two daily and two weekly newspapers and two shoppers) located in the eastern Kansas cities of Leavenworth and Lansing and on the

Missouri side, Independence and Blue Springs. The Leavenworth Times was one of our original daily newspapers and the balance of the cluster was acquired afterward. In addition, we secured the military publication, The Fort Leavenworth Lamp, in Fort Leavenworth. The Kansas City cluster is home to several prominent companies, including Hallmark, H&R Block, Interstate Bakeries, and the University of Kansas.

The Wichita cluster consists of three dailies, six weeklies and three shoppers in the towns of Andover, Augusta, El Dorado, Pratt, Wellington, Newton and McPherson near Wichita, Kansas. The clustering of the small dailies in this area allows the group to sell advertisers a package providing access to multiple communities. Major aircraft manufacturers Boeing, Bombardier, Cessna and Raytheon have facilities nearby and McConnell Air Force Base is a major component of the local economy.

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

Our Baton Rouge cluster consists of four weeklies and three shoppers in the southeastern Louisiana cities of Donaldsville, Gonzales, and Plaquemine. Numerous petrochemical companies such as BASF, Exxon Mobil and Dow Chemical, plus universities including Louisiana State, support the local economies.

In southwestern New York, our operations are centered around five publications based in Steuben County. In Corning, The Leader, a 7,709 circulation daily newspaper, dominates the eastern half of the county and shares its hometown namesake with Corning Incorporated. The Hornell Evening Tribune circulates daily throughout the western half of the county. Situated directly between these two dailies in the county seat of Bath is the 10,850 circulation Steuben Courier, a free-distribution weekly. The Pennysaver Plus, a standalone shopper, solidifies this flagship group.

We also have a strong presence in the print advertising markets in three other New York counties that surround Steuben. In Allegany County to the west, the Wellsville Daily Reporter and its shopper, the Pennysaver Plus, cover most households. In Livingston County to the north, the Pennysaver Plus and the Genesee Country Express complement one another with combined circulation of 11,814. In Yates County to the north and east, The Chronicle-Express and Chronicle Ad-Visor shopper distribute weekly to over 15,000 households centered around the county seat of Penn Yan.

In nearby Chemung County, the 20,000 circulation Horseheads Shopper anchors our presence in this area. The majority of the southwestern New York cluster parallels Interstate 86 across the central southern tier of New York State, which is benefiting from continued improvement and expansion under an omnibus federal highway appropriations bill. Moreover, the cluster has several colleges and universities nearby, including Cornell University, Ithaca College, Elmira College and Houghton College.

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

We have a strong presence in southern Michigan where five of our dailies, Adrian, Coldwater, Holland, Hillsdale and Sturgis, along with two weeklies and seven shoppers blanket the southern tier of the state and into Indiana. The 14,237 circulation Holland Sentinel is the flagship publication of the group. This area has several large employers, including Delphi, ConAgra, Tecumseh Products, Kellogg, JCI, Herman Miller, Hayworth, Gentex, Jackson State Prison, and a number of colleges and universities.

The communities we serve in the Small Community Newspaper group are largely rural but also support educational institutions, government agencies (including prisons and military bases), tourism, veterinary medicine and ethanol and agricultural chemical manufacturing. The area also maintains automotive (including recreational vehicles), boat, home construction products and furniture manufacturing sectors.

The following table sets forth information regarding the number of publications and production facilities in the Small Community Newspaper Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	15	31	13	2
Missouri	13	15	12	5
Kansas	5	10	7	1
Michigan	8	2	10	4
California	2	5	5	1
Minnesota	1	8	6	0
Arkansas	3	11	0	2
New York	3	4	7	0
Louisiana	1	8	4	1
Pennsylvania	2	4	2	2
West Virginia	1	2	2	2
Colorado	1	3	0	1
Nebraska	0	2	2	0
Oklahoma	2	0	1	2
North Dakota	1	0	1	1
Tennessee	1	0	0	0
Iowa	0	1	0	0

Total	59	106	72	24

Metro Newspaper Group. Our Metro Newspaper Group includes publications that are typically within 50 miles of a metropolitan area with total population greater than 1.0 million people in the states of Massachusetts, New York, and Delaware. We are one of the largest community newspaper publishers in Massachusetts by number of daily publications and quite a large concentration of weekly newspapers, serving 113 communities in markets across eastern Massachusetts. The three largest daily newspapers in this region are: The Patriot Ledger (founded in 1837 with circulation of 33,903), the Enterprise (founded in 1880 with circulation of 19,942) and the MetroWest Daily News (founded in 1897 with circulation of 16,022). We also have over 160 web sites, with more than 3.5 million average combined monthly unique visitors in Massachusetts.

Many of the towns within our Massachusetts were founded in the 1600s and our daily and weekly newspapers in the region have long been institutions within these communities. In fact, our Massachusetts publications have 31 daily and weekly newspapers that are over 100 years old. The Boston DMA is the seventh largest market in the United States with 2.4 million households and 6.2 million people, and ranks first nationally in concentration of colleges and universities. Massachusetts has more than one million households in the region earning greater than $75,000, and a substantial homeownership rate. We reach 1.7 million readers in the eastern Massachusetts market. Eastern Massachusetts is also an employment center for technology, biotechnology, healthcare and higher education.

In New York we maintain a combination of 16 publications in Suburban Rochester that span four counties and have a combined circulation of 121,533. This market has a tourism industry and is known for boutique wineries and recreational activities. The flagship of Messenger Post Media is the 6,878 circulation Daily Messenger in Canandaigua.

The Delaware cluster publishes six weekly newspapers, one shopper, and various specialty papers that cover most of the state of Delaware, and range from suburban Wilmington in the north to Georgetown, Delaware at the south end of the state. The weekly Express shopper serves nearly all of lower Delaware and a good portion of the Eastern Shore of Maryland. Circulation for the cluster is primarily free, and totals approximately 80,645 weekly.

The following table sets forth information regarding the number of publications and production facilities in the Metro Newspaper Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Massachusetts	6	110	2	2
New York	1	11	4	1
Delaware	0	6	1	1

Total	7	127	7	4

Large Daily Newspaper Group. Our Large Daily Newspaper Group includes publication clusters in communities that typically have more than 35,000 people and are greater than 50 miles from a major metropolitan area. These publications are in Illinois, New York, Ohio, and Connecticut with a total of 12 daily newspapers, 4 weekly newspapers and 12 shoppers. In addition to a good geographic mix, we benefit from a diverse economic and employment base across this group.

Approximately 85 miles to the west of Chicago, Illinois is the Rockford Register Star supported by its 41,532 daily paid circulation base and its TMC product The Weekly, with six zoned editions. The Rockford Register Star operates successful web sites that have more than 747,000 average monthly unique visitors.

The Journal (Freeport, IL) Standard is published Tuesdays through Sundays. The newspaper’s coverage area includes Caroll, Jo Daviess, Ogle and Stephenson counties. The newspaper has a daily circulation of 7,713 and a Sunday circulation of 9,177. The Journal Standard also publishes a website journalstandard.com and receives a monthly average of 1.1 million page views and monthly unique visitors over 105,000.

The Peoria Journal Star with its daily paid circulation of 58,319 is the dominant newspaper in Peoria, Tazewell and Woodford Counties and is also distributed in an additional 17 surrounding counties. There are two shoppers – JS Shopper and Pekin Extra – which have a combined weekly circulation of 64,973. The Peoria facility provides print services to our neighboring GateHouse Media publications and commercial printing for Lee Enterprises’ The Pantagraph. The market includes manufacturing facilities for Caterpillar and Komatsu, and higher education at Bradley University, Illinois Central College and Midstate College. Peoria has a large medical community including OSF Healthcare, Methodist Medical Center, Proctor Hospital, University Of Illinois

College Of Medicine and St. Jude Children’s Hospital Midwest Affiliate. It has agricultural facilities Archer Daniels Midland, LG Seeds and the USDA Ag Lab. The Journal Star has pjstar.com and pjstar.mobi with combined page views of over 9.1 million per month. The combined average monthly unique visitors are over 705,000.

The Springfield State Journal-Register with a daily paid circulation of 43,093 and a Sunday paid circulation of 35,861 covers the state capital of Illinois. The daily paid circulation includes a branded edition of 3,343 of the Lincoln Courier. The State Journal-Register also has successful web sites with monthly unique visitors of more than 1.1 million.

The Ohio cluster is anchored in Canton, Ohio and covers Stark and Tuscarawas Counties. It is comprised of three daily newspapers, one weekly publication and two shoppers. The Repository is a 53,338 daily newspaper that covers the entire area of Stark County. The Dover New Philadelphia Times Reporter is a 17,271 daily publication located 40 miles south of Canton in Tuscarawas County. The Massillon Independent is an 8,849 circulation daily that circulates in western Stark County. The Suburbanite is a 32,600 weekly publication that circulates in the affluent northern Stark County area. The Ohio cluster has very successful web sites with more than 1.4 million combined monthly unique visitors. Together the newspapers and web sites dominate their local markets.

The Central New York cluster is anchored by the Observer-Dispatch in Utica New York which has circulation of 29,883 Daily and 34,887 Sunday subscribers. The Utica operations include one daily and two shoppers and a weekly newspaper in Hamilton. Utica also has web sites with combined monthly unique visitors of more than 454,000. Other dailies in this group are located in Herkimer and Little Falls. The Utica and Herkimer County operations take advantage of numerous synergies in printing, circulation, and advertising.

Our Norwich, Connecticut publication diversifies the Large Daily Newspapers as the eastern Connecticut economy differs from the nation and New England markedly. Primary economic drivers include casinos, military submarine manufacture and pharmaceutical research. Major industrial employers in the region include General Dynamics, Pfizer, Dow Chemical, Dominion Resources and the United States Navy.

The following table sets forth information regarding the number of publications and production facilities in the Large Daily Newspaper Group:

	Publications			Production Facilities
State of Operations	Dailies	Weeklies	Shoppers
Illinois	5	0	7	2
New York	3	2	2	0
Ohio	3	1	2	2
Connecticut	1	1	1	0

Total	12	4	12	4

Directories

The core of our directory portfolio is comprised of the three yellow page directories, which are located in and around the Sacramento, California area, primarily in Roseville, California. The three directories have an aggregate circulation of approximately 408,000 and service Roseville, Auburn/Grass Valley/Nevada City and Folsom/El Dorado/Placerville, reaching four counties within the Sacramento region.

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

Revenue

Our operations generate three primary types of revenue: (i) advertising, (ii) circulation (including home delivery subscriptions, single copy sales and digital subscriptions) and (iii) other (primarily commercial printing). In 2012, these revenue streams accounted for approximately 68%, 27% and 5%, respectively, of our total revenue. The contribution of advertising, circulation and other revenue to our total revenue in 2012, 2011 and 2010 was as follows:

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010
	(In thousands)
Revenue:
Advertising	$331,419	$357,629	$386,069
Circulation	133,358	133,571	135,691
Commercial printing and other	26,187	25,763	26,057

Total revenue	$490,964	$516,963	$547,817

Advertising

Advertising revenue, which includes revenue generated from online and mobile products, is the largest component of our revenue, accounting for approximately 68%, 69% and 70% of our total revenue in 2012, 2011 and 2010, respectively. We categorize advertising as follows:

•

Local Retail—local retailers, local stores for national retailers, grocers, drug stores, department and furniture stores, local financial institutions, niche shops, restaurants and other consumer related businesses.

•	Local Classified—local employment, automotive, real estate, legal, obituaries and other advertising.

•	Online—banner, display, classified, behavioral targeting, audience extension, search and other advertising on websites or mobile devices.

•	National—national and major accounts such as wireless communications companies, airlines and hotels.

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

Our advertising rate structures vary among our publications and are a function of various factors, including local market conditions, competition, circulation, readership and demographics. Our corporate management works with our local newspaper management to approve advertising rates and a portion of our publishers’ incentive compensation is based upon growing advertising revenue. Our sales compensation program emphasizes digital and new business growth. We share advertising concepts throughout our network of publishers and advertising directors including periodic special section programs, enabling them to utilize advertising products and sales strategies that are successful in other markets we serve.

Substantially all of our advertising revenue is derived from a diverse group of local retailers and local classified advertisers, resulting in very limited customer concentration. No single advertiser accounted for more than 1% of our total revenue in 2010, 2011 or 2012 and our 20 largest advertisers account for less than 5% of total revenue.

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

We have experienced declines in advertising revenue over the past few years, due primarily to a combination of the economic recession and secular pressures on the business. We continue to search for organic growth opportunities, specifically in our digital advertising and ways to stabilize print revenue declines through new product launches and pricing.

Circulation

Our circulation revenue is derived from home delivery sales to subscribers, single copy sales at retail stores and vending racks and boxes, and digital subscriptions. We own 78 paid daily publications that range in circulation from approximately 500 to over 61,000 and 188 paid weekly publications that range in circulation from approximately 100 to 19,000. Circulation revenue accounted for approximately 27%, 26% and 25% of our total revenue in 2012, 2011 and 2010, respectively.

Subscriptions are typically sold for three to twelve-month terms and often include promotions to extend the average subscription period or convert someone to become a subscriber. We also provide bundled print and digital subscriptions and employ pay meters at most of our daily publications. We implement marketing programs to increase readership through subscription and single copy sales, including company-wide and local circulation contests, direct mail programs, door-to-door sales and strategic alliances with local schools in the form of “Newspapers in Education” programs. In addition, since the adoption of the Telemarketing Sales Rule by the Federal Trade Commission in 2003, which created a national “do not call” registry, we have increased our use of “EZ Pay” programs, direct mail campaigns, door to door sales, kiosks, sampling programs, in-paper promotions and online promotions to increase our circulation.

We encourage subscriber use of EZ Pay, a monthly credit card charge or direct bank debit payment program, which has led to higher retention rates for subscribers. We also use an active stop-loss program for all expiring subscribers. Additionally, in order to improve our circulation revenue and circulation trends, we periodically review the need for quality enhancements, such as:

•	Increasing the amount of unique hyper-local content;

•	Increasing the use of color and color photographs;

•	Improving graphic design, including complete redesigns;

•	Developing creative and interactive promotional campaigns; and

•	Improving customer service and company wide customer retention efforts.

•	Better use of demographic data to specifically target pricing and customer acquisition opportunities.

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

Other

We provide commercial printing services to third parties on a competitive bid basis as a means to generate incremental revenue and utilize excess printing capacity. These customers consist primarily of other publishers that do not have their own printing presses and do not compete with our publications. We also print other commercial materials, including flyers, business cards and invitations. Other sources of revenue, including commercial printing, accounted for approximately 5%, 5% and 5% of our total revenue in 2012, 2011 and 2010, respectively.

Printing and Distribution

We own and operate 32 print facilities. Our print facilities produce 10 publications on average and are generally located within 60 miles of the communities served. By clustering our production resources or outsourcing where cost beneficial, we are able to reduce the operating costs of our publications while increasing the quality of our small and midsize market publications that would typically not otherwise have access to high quality production facilities. We also believe that we are able to reduce future capital expenditure needs by having fewer overall pressrooms and buildings. We believe our superior production quality is critical to maintaining and enhancing our position as the leading provider of local news coverage in the markets we serve.

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

Historically, the market price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and a low of $410 per metric ton in 2002. The average market price of newsprint during 2012 was approximately $667 per metric ton.

In 2012 we consumed approximately 41,400 metric tons of newsprint (inclusive of commercial printing) and the cost of our newsprint consumption totaled approximately $27.7 million. Our newsprint expense typically averages less than 10% of total revenue, which we believe generally compares favorably to larger, metropolitan newspapers.

For our 2011and 2012 purchases of newsprint we negotiated a fixed price for approximately 75% of our newsprint tons which allowed us to eliminate some of the volatility of the market price.

Competition

Each of our publications competes for advertising revenue to varying degrees with traditional media outlets such as direct mail, yellow pages, radio, outdoor advertising, broadcast and cable television, magazines, local, regional and national newspapers, shoppers and other print and online media sources, including local blogs. We also increasingly compete with new digital and social media companies for advertising revenue. However, we believe that barriers to entry remain high in many of the markets we serve in terms of being the preeminent source for local news and information therein, because our markets are generally not large enough to support a second newspaper and because our local news gathering infrastructures, sales networks and relationships would be time consuming and costly to replicate. We also have highly recognized local brand names and long histories in the towns we serve.

We also provide our readers with community-specific content, which is generally not available from other media sources. We believe that our direct and focused coverage of the market and our cost effective advertising rates relative to more broadly circulated metropolitan newspapers allow us to tailor an approach for our advertisers. As a result, our publications generally capture a large share of local advertising in the markets they serve.

The level of competition and the primary competitors we face vary from market to market. Competition tends to be based on market penetration, demographic and quality factors, as opposed to price factors. The competitive environment in each of our operating regions is discussed in greater detail below.

Small Community Newspaper Group. The Small Community Newspaper Group operates in 165 markets and we believe our publications are the dominant print advertising media in the vast majority of these markets. There are radio stations in or within 20 miles of every market in which we operate, but we do not believe that any of these radio station operators pose a significant competitive threat to our publications. Yellow page advertising is prevalent in all of our markets with either a local phone book or a regional phone book. We believe that, in most cases, yellow page advertising is geared more towards the professional services advertisers such as attorneys and doctors and not the local retail advertisers, as is the focus with our non-directory publications. Lee Enterprises has the Southern Illinoisan that is located in Carbondale. This is a regional newspaper that competes with our dailies in Marion, Benton, West Frankfort and DuQuoin. In all four of these cases, we believe our publications are the dominant local daily, but do compete on a regional basis with the larger dailies. We also compete with shoppers or weekly newspapers. This competition comes from small independent operators and is not significant. We have very little television competition in this group because of our geographic location in relation to major markets. There are no local television affiliates in our markets.

In the southern regions of this group we believe our publications are generally the dominant media in those markets. Our major competition comes from regional daily newspapers, specifically: The Advocate in Baton Rouge, Louisiana; The American Press in Lake Charles, Louisiana; The Joplin Globe; and the Wichita Eagle. We also face competition from numerous other daily and weekly papers, local radio stations, shopping guides, directories and niche publications.

In the Northeast market we believe our publications are generally the dominant media. The competition we face in this region are from major newspaper companies: daily newspapers owned by Gannett Company, Inc. (The Star-Gazette in Elmira, NY and the Chambersburg (PA) Public-Opinion); Times-Shamrock Company’s Scranton (PA) The Times-Tribune and Towanda Daily/Sunday Review; Community Newspaper Holdings, Inc.’s (“CNHI”) Sunbury Daily Item; and Ogden-Nutting’s Williamsport Sun-Gazette. We believe our publications tend to be the dominant local publication in those markets.

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

Metro Newspaper Group. In the Metro Newspaper Group, the Boston Globe and boston.com, a metropolitan daily and website, respectively, owned by the New York Times Company, compete with us throughout eastern Massachusetts. In addition, we compete in Massachusetts with more than 30 other weekly or daily newspaper companies (that publish a combined total of approximately 16 dailies and 50 weeklies), three major radio station operators, five local network television broadcasters, one cable company and numerous niche publications for advertising revenues. We believe that our publications generally deliver the highest household coverage in their respective markets.

Large Daily Newspaper Group. In our Large Daily Newspaper Group we believe our publications are generally the dominant media in those markets. Daily newspapers owned by Gannett Company, Inc. (Daily Sentinel in Rome, NY and The Dispatch in Oneida, NY) compete with in the New York market. We also face competition from other major newspaper companies in other regional markets such as Newhouse Newspaper’s Syracuse Post-Standard. Our competitors also include numerous other daily and weekly newspapers, local radio stations, shopping guides, directories and niche publications. We believe our publications, many of which have an extensive history in the market, tend to be the dominant local publication.

Management and Employees

The 14 members of our executive management team have an average of 17 years of industry experience and a long history of identifying, acquiring and improving the operations of acquired publications. Our executive management team has managed community newspapers in various economic cycles. We also have a seasoned team of managers at the local level, where our 40 publishers have an average of approximately 28 years of industry experience.

As of December 30, 2012, we had approximately 4,131 full time equivalent employees, consisting of hourly and salaried employees. We employ union personnel at a number of our core publications representing approximately 612 full-time equivalent employees. As of December 30, 2012 there were 23 collective bargaining agreements covering union personnel. Three of these agreements, representing employees in Massachusetts, Ohio and Illinois, expire in 2013. We believe that relations with our employees are generally good and we have had no work stoppages at any of our publications.

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

Small Community Newspaper Group

State	City	Masthead	Circulation Type
Illinois	Benton	Benton Evening News www.bentoneveningnews.com	Daily
	Canton	Daily Ledger www.cantondailyledger.com	Daily
	Carmi	The Carmi Times www.carmitimes.com	Daily
	Du Quoin	Du Quoin Evening Call www.duquoin.com	Daily
	El Dorado	El Dorado Daily Journal	Daily
	Galesburg	The Register-Mail www.galesburg.com	Daily
	Harrisburg	Harrisburg Daily Register www.dailyregister.com	Daily
	Kewanee	Star-Courier www.starcourier.com	Daily
	Macomb	McDonough County Voice www.mcdonoughvoice.com	Daily
	Marion	The Daily Republican www.dailyrepublicannews.com	Daily
	Monmouth	Daily Review Atlas www.reviewatlas.com	Daily
	Olney	The Olney Daily Mail www.olneydailymail.com	Daily
	Pekin	Pekin Daily Times www.pekintimes.com	Daily
	Pontiac	Daily Leader www.pontiacdailyleader.com	Daily
	West Frankfort	Daily American www.dailyamericannews.com	Daily
	Abingdon	Abingdon Argus-Sentinel www.eaglepublications.com	Paid Weekly
	Aledo	The Times Record www.aledotimesrecord.com	Paid Weekly
	Augusta	Augusta Eagle-Scribe www.eaglepublicatons.com	Paid Weekly
	Cambridge	Cambridge Chronicle www.cambridgechron.com	Paid Weekly
	Carmi	The Weekly Times	Paid Weekly
	Chester	Randolph County Herald Tribune www.randolphcountyheraldtribune.com	Paid Weekly
	Christopher	The Progress	Paid Weekly
	Downers Grove	Pro-Football Weekly	Paid Weekly

State	City	Masthead	Circulation Type
	Du Quoin	Du Quoin News	Paid Weekly
	Du Quoin	Ashley News	Paid Weekly
	Fairbury	The Blade	Paid Weekly
	Flora	Clay County Advocate Press www.advocatepress.com	Paid Weekly
	Galva	Galva News www.galvanews.com	Paid Weekly
	Geneseo	The Geneseo Republic www.geneseorepublic.com	Paid Weekly
	Murphysboro	Murphysboro American www.murphysboroamerican.com	Paid Weekly
	Newton	Newton Press Mentor www.pressmentor.com	Paid Weekly
	Oquawka	Oquawka Current	Paid Weekly
	Orion	Orion Gazette www.oriongazette.com	Paid Weekly
	Roseville	Roseville Independent www.eaglepublications.com	Paid Weekly
	Shawneetown	Ridgway News	Paid Weekly
	Shawneetown	Gallatin Democrat	Paid Weekly
	Steelville	The Steelville Ledger	Paid Weekly
	Teutopolis	Teutopolis Press-Deiterich Gazette www.teutopolispress.com	Paid Weekly
	West Frankfort	SI Trader www.sitraders.com	Paid Weekly
	Chillicothe	Chillicothe Times Bulletin www.chillicothetimesbulletin.com	Free Weekly
	East Peoria	East Peoria Times-Courier www.eastpeoriatimescourier.com	Free Weekly
	Galesburg	Knox County Neighbors www.galesburg.com	Free Weekly
	Macomb	Daily Brief	Free Weekly
	Metamora	Woodford Times www.woodfordtimes.com	Free Weekly
	Morton	Morton Times News www.mortontimesnews.com	Free Weekly
	Washington	Washington Times Reporter www.washingtontimesreporter.com	Free Weekly
	Aledo	Town Crier Advertiser	Shopper
	Canton	Fulton County Shopper	Shopper
	Carmi	White County Shopper News	Shopper
	Flora	CCAP Special	Shopper
	Galatia	Money Stretcher www.galatiamoneystretcher.com	Shopper
	Geneseo	Henry County Advertizer/Shopper	Shopper
	Macomb	McDonough County Choice	Shopper
	Marion	This Week in Williamson County	Shopper
	Monmouth	Pennysaver	Shopper
	Olney	Richland County Shopper	Shopper
	Olney	Jasper County News Eagle	Shopper

State	City	Masthead	Circulation Type
	Pontiac	Livingston Shopping News	Shopper
	West Frankfort	Free Press	Shopper
Missouri	Camdenton	Lake Sun Leader www.lakenewsonline.com	Daily
	Carthage	The Carthage Press www.carthagepress.com	Daily
	Chillicothe	Constitution Tribune www.chillicothenews.com	Daily
	Hannibal	Hannibal Courier Post www.hannibal.net	Daily
	Independence	The Examiner www.examiner.net	Daily
	Kirksville	Kirksville Daily Express & News www.kirksvilledailyexpress.com	Daily
	Macon	Chronicle Herald www.maconch.com	Daily
	Maryville	Maryville Daily Forum www.maryvilledailyforum.com	Daily
	Mexico	The Mexico Ledger www.mexicoledger.com	Daily
	Moberly	Moberly Monitor Index www.moberlymonitor.com	Daily
	Neosho	Neosho Daily News www.neoshodailynews.com	Daily
	Rolla	Rolla Daily News www.therolladailynews.com	Daily
	Waynesville	The Daily Guide www.waynesvilledailyguide.com	Daily
	Aurora	Aurora Advertiser www.auroraadvertiser.net	Paid Weekly
	Boonville	Boonville Daily News www.boonvilledailynews.com	Paid Weekly
	Brookfield	The Linn County Leader www.linncountyleader.com	Paid Weekly
	Greenfield	The Vedette www.greenfieldvedette.com	Paid Weekly
	St James	St James Leader Journal www.leaderjournal.com	Paid Weekly
	Boonville	Weekly	Free Weekly
	Camdenton	West Side Star www.lakenewsonline.com	Free Weekly
	Carthage	The Carthage Press Wednesday TMC	Free Weekly
	Hannibal	Salt River Journal	Free Weekly
	Neosho	The Neighborhood Showcase	Free Weekly
	Osage Beach	Lake Area News Focus	Free Weekly
	Osage Beach	Lake of the Ozarks Real Estate	Free Weekly
	Osage Beach	Tube Tab	Free Weekly
	Osage Beach	Vacation News	Free Weekly
	Rolla	Rolla Daily News “Plus”	Free Weekly
	Aurora	Big AA Shopper	Shopper
	Brookfield	Sho-Me Shopper	Shopper

State	City	Masthead	Circulation Type
	Camdenton	Penny Saver	Shopper
	Chillicothe	Chillicothe C-T Shopper	Shopper
	Greenfield	Lake Stockton Shopper	Shopper
	Joplin	Big Nickel	Shopper
	Kirksville	Nemo Trader	Shopper
	Kirksville	Kirksville Crier	Shopper
	Macon	Macon Journal www.maconch.com	Shopper
	Moberly	The Shopper	Shopper
	Osage Beach	Lake of the Ozarks Boats	Shopper
	Waynesville	Pulaski County Weekly	Shopper
Kansas	Dodge City	Dodge City Daily Globe www.dodgeglobe.com	Daily
	Leavenworth	The Leavenworth Times www.leavenworthtimes.com	Daily
	McPherson	McPherson Sentinel www.mcphersonsentinel.com	Daily
	Newton	The Newton Kansan www.thekansan.com	Daily
	Pittsburg	The Morning Sun www.morningsun.net	Daily
	Andover	Andover America www.andoveramerican.com	Paid Weekly
	Augusta	Augusta Daily Gazette www.augustagazette.com	Paid Weekly
	El Dorado	The El Dorado Times www.eldoradotimes.com	Paid Weekly
	Greensburg	Kiowa County Signal www.kiowacountysignal.com	Paid Weekly
	Pratt	The Pratt Tribune www.pratttribune.com	Paid Weekly
	St John	St John News www.sjnewsonline.com	Paid Weekly
	Wellington	Wellington Daily News www.wellingtondailynews.com	Paid Weekly
	Dodge City	La Estrella	Free Weekly
	Leavenworth	Lansing This Week	Free Weekly
	Leavenworth	The Fort Leavenworth Lamp www.ftleavenworthlamp.com	Free Weekly
	Dodge City	Shoppers Weekly	Shopper
	El Dorado	Shoppers Guide	Shopper
	Hiawatha	Penny Press 4	Shopper
	Leavenworth	Chronicle Shopper	Shopper
	McPherson/Newton	South Central Kansas Shoppers Guide	Shopper
	Pittsburg	The Sunland Shopper	Shopper
	Pratt	Sunflower Shopper	Shopper
Michigan	Adrian	The Daily Telegram www.lenconnect.com	Daily
	Cheboygan	Cheboygan Daily Tribune www.cheboygannews.com www.mackinacjournal.com	Daily

State	City	Masthead	Circulation Type
	Coldwater	The Daily Reporter www.thedailyreporter.com	Daily
	Hillsdale	Hillsdale Daily News www.hillsdale.net	Daily
	Holland	The Holland Sentinel www.hollandsentinel.com	Daily
	Ionia	Sentinel-Standard www.sentinel-standard.com	Daily
	Sault Ste Marie	The Evening News www.sooeveningnews.com	Daily
	Sturgis	Sturgis Journal www.sturgisjournal.com	Daily
	Coldwater	Bronson Journal www.thebronsonjournal.com	Paid Weekly
	Coldwater	Jonesville Independent	Paid Weekly
	Adrian	Adrian Access Shopper www.accessshoppersguide.com	Shopper
	Allegan	Flashes Shopping Guide (Allegan/Lakeshore) www.flashespublishers.com	Shopper
	Cheboygan	Shopper Fair	Shopper
	Coldwater	The Reporter Extra	Shopper
	Coldwater	Coldwater Shoppers Guide	Shopper
	Hillsdale	Tip Off Shopping Guide www.tipoffonline.com	Shopper
	Holland	Flashes Shopping Guide (Holland/Zeeland) www.flashespublishers.com	Shopper
	Ionia	Sentinel-Standard TMC	Shopper
	Sault Ste Marie	Tri County Buyers Guide	Shopper
	Sturgis	Sturgis Gateway Shopper	Shopper
California	Ridgecrest	The Daily Independent www.ridgecrestca.com	Daily
	Yreka	Siskiyou Daily News www.siskiyoudaily.com	Daily
	Gridley	Gridley Herald www.gridleyherald.com	Paid Weekly
	Mt Shasta	Weed Press www.mtshastanews.com	Paid Weekly
	Mt Shasta	Dunsmuir News www.mtshastanews.com	Paid Weekly
	Mt Shasta	Mt Shasta Herald www.mtshastanews.com	Paid Weekly
	Taft	Midway Driller www.taftmidwaydriller.com	Paid Weekly
	Gridley	Gidley Shopping News www.gridleyherald.com	Shopper
	Mt Shasta	Spotlight	Shopper
	Mt Shasta	Super Saver Advertiser	Shopper
	Ridgecrest	Super Tuesday	Shopper
	Yreka	Siskiyou Seen www.siskiyoudaily.com	Shopper

State	City	Masthead	Circulation Type
Minnesota	Crookston	Crookston Daily Times www.crookstontimes.com	Daily
	Cottonwood	Tri-County News	Paid Weekly
	Granite Falls	Granite Falls Advocate-Tribune www.granitefallsnews.com	Paid Weekly
	Montevideo	Montevideo American News www.montenews.com	Paid Weekly
	Redwood Falls	Redwood Gazette www.redwoodfallsgazette.com	Paid Weekly
	Sleepy Eye	Sleepy Eye Herald Dispatch www.sleepyeyenews.com	Paid Weekly
	St James	St James Plaindealer www.stjamesnews.com	Paid Weekly
	Wabasso	The Wabasso Standard	Paid Weekly
	Halstad	The Valley Journal	Free Weekly
	Crookston	Crookston Valley Shopper	Shopper
	Halstad	The Shopper	Shopper
	Montevideo	The Star Advisor www.montenews.com	Shopper
	Redwood Falls	Redwood Falls Livewire	Shopper
	Sleepy Eye	Brown County Reminder	Shopper
	St James	Town and Country Shopper	Shopper
Arkansas	Arkadelphia	Daily Siftings Herald www.siftingsherald.com	Daily
	Hope	Hope Star www.hopestar.com	Daily
	Stuttgart	Stuttgart Daily Leader www.stuttgartdailyleader.com	Daily
	Gurdon	Gurdon Times www.thegurdontimes.com	Paid Weekly
	Heber Springs	The Sun Times www.thesuntimes.com	Paid Weekly
	Helena	The Daily World www.helena-arkansas.com	Paid Weekly
	Hope	Nevada County Picayune www.picayune-times.com	Paid Weekly
	Newport	Newport Independent www.newportindependent.com	Paid Weekly
	White Hall	The White Hall Journal www.whitehalljournal.com	Paid Weekly
	Arkadelphia	Arkadelphia Extra www.siftingsherald.com	Free Weekly
	Helena	Daily World TMC www.helena-arkansas.com	Free Weekly
	Hope	Star Extra www.hopestar.com	Free Weekly
	Stuttgart	The Xtra www.stuttgartdailyleader.com	Free Weekly
	White Hall	The Arsenel Sentinel	Free Weekly

State	City	Masthead	Circulation Type
New York	Corning	The Leader www.the-leader.com	Daily
	Hornell	Evening Tribune www.eveningtribune.com	Daily
	Wellsville	Wellsville Daily Reporter www.wellsvilledaily.com	Daily
	Dansville	Genesee Country Express www.dansvilleonline.com	Paid Weekly
	Penn Yan	The Chronicle-Express www.chronicle-express.com	Paid Weekly
	Saugerties	Saugerties Post Star www.poststarnews.com	Paid Weekly
	Bath	Steuben Courier-Advocate www.steubencourier.com	Free Weekly
	Corning	Corning Pennysaver	Shopper
	Hornell	Pennysaver Plus	Shopper
	Horseheads	The Shopper	Shopper
	Liberty	Catskill Shopper	Shopper
	Penn Yan	Chronicle Ad-Visor	Shopper
	Saugerties	Saugerties Pennysaver	Shopper
	Saugerties	Mountain Pennysaver	Shopper
Louisiana	Bastrop	The Bastrop Daily Enterprise www.bastropenterprise.com	Daily
	DeRidder	Beauregard Daily News www.beauregarddailynews.net	Paid Weekly
	Donaldsonville	The Donaldsonville Chief www.donaldsonvillechief.com	Paid Weekly
	Gonzales	Gonzales Weekly Citizen www.weeklycitizen.com	Paid Weekly
	Leesville	Leesville Daily Leader www.leesvilledailyleader.com	Paid Weekly
	Plaquemine	Post South www.postsouth.com	Paid Weekly
	Sulphur	Southwest Daily News www.sulphurdailynews.com	Paid Weekly
	Sulphur	Vinton News	Paid Weekly
	Sterlington	North Quachita Weekly	Free Weekly
	Gonzales	The Marketeer www.weeklycitizen.com	Shopper
	Gonzales	Nickel Ads www.weeklycitizen.com	Shopper
	Plaquemine	West Bank Shopper www.postsouth.com	Shopper
	Sulphur	Calcasieu Shopper	Shopper
Pennsylvania	Honesdale	The Wayne Independent www.wayneindependent.com	Daily
	Waynesboro	The Record Herald www.therecordherald.com	Daily
	Carbondale	The Villager	Paid Weekly
	Carbondale	Carbondale News www.thecarbondalenews.com	Paid Weekly

State	City	Masthead	Circulation Type
	Greencastle	The Echo Pilot www.echo-pilot.com	Paid Weekly
	Hawley	News Eagle www.neagle.com	Paid Weekly
	Hawley	The Pike Pennysaver	Shopper
	Honesdale	The Independent Extra	Shopper
West Virginia	Keyser	Mineral Daily News Tribune www.newstribune.info	Daily
	Ripley	The Jackson Herald www.jacksonnewspapers.com	Paid Weekly
	Ripley	The Jackson Star News www.jacksonnewspapers.com	Paid Weekly
	Keyser	Today’s Shopper	Shopper
	Ravenswood	Star Herald Weekender www.jacksonnewspapers.com	Shopper
Colorado	LaJunta	LaJunta Tribune Democrat www.lajuntatribunedemocrat.com	Daily
	LaJunta	Ag Journal www.agjournalonline.com	Paid Weekly
	LaJunta	Fowler Tribune www.fowlertribune.com	Paid Weekly
	Las Pimas	Bent County Democrat www.bcdemocratonline.com	Paid Weekly
Nebraska	Nebraska City	Nebraska City News Press www.ncnewspress.com	Paid Weekly
	Syracuse	Syracuse Journal Democrat www.journaldemocrat.com	Paid Weekly
	Nebraska City	Penny Press 1	Shopper
	Syracuse	Penny Press 2	Shopper
Oklahoma	Ardmore	The Daily Ardmoreite www.ardmoreite.com	Daily
	Shawnee	The Shawnee News-Star www.news-star.com	Daily
	Ardmore	Entertainment Spotlight	Shopper
North Dakota	Devils Lake	Devils Lake Daily Journal www.devilslakejournal.com	Daily
	Devils Lake	The Country Peddler	Shopper
Tennessee	Oak Ridge	The Oak Ridger www.oakridger.com	Daily
Iowa	Hamburg	Hamburg Reporter www.hamburgreporter.com	Paid Weekly

Metro Newspaper Group

State	City	Masthead	Circulation Type
Massachusetts	Brockton	The Enterprise www.enterprisenews.com	Daily
	Fall River	The Herald News www.heraldnews.com	Daily
	Framingham	The Metrowest Daily News www.metrowestdailynews.com	Daily
	Milford	The Milford Daily News www.milforddailynews.com	Daily
	Quincy	Patriot Ledger www.patriotledger.com	Daily
	Taunton	Taunton Daily Gazette www.tauntongazette.com	Daily
	Abington	Abington Mariner www.wickedlocal.com/abington	Paid Weekly
	Acton/Roxborough	The Beacon www.wickedlocal.com/acton	Paid Weekly
	Allston	Allston/Brighton Tab www.wickedlocal.com/allston	Paid Weekly
	Amesbury	Amesbury News www.wickedlocal.com/amesbury	Paid Weekly
	Arlington	The Arlington Advocate www.wickedlocal.com/arlington	Paid Weekly
	Ashland	Ashland Tab www.wickedlocal.com/ashland	Paid Weekly
	Bedford	Bedford Minuteman www.wickedlocal.com/bedford	Paid Weekly
	Belmont	Belmont Citizen-Herald www.wickedlocal.com/belmont	Paid Weekly
	Beverly	Beverly Citizen www.wickedlocal.com/beverly	Paid Weekly
	Billerica	Billerica Minuteman www.wickedlocal.com/billerica	Paid Weekly
	Bolton	The Bolton Common www.wickedlocal.com/bolton	Paid Weekly
	Boxford	Tri-Town Transcript www.wickedlocal.com/boxford	Paid Weekly
	Braintree	Braintree Forum www.wickedlocal.com/braintree	Paid Weekly
	Brewster	The Cape Codder www.wickedlocal.com/capecod	Paid Weekly
	Burlington	Burlington Union www.wickedlocal.com/burlington	Paid Weekly
	Cambridge	Cambridge Chronicle & Tab www.wickedlocal.com/cambridge	Paid Weekly
	Canton	Canton Journal www.wickedlocal.com/canton	Paid Weekly
	Carver	Carver Reporter www.wickedlocal.com/carver	Paid Weekly

State	City	Masthead	Circulation Type
	Chelmsford	Chelmsford Independent www.wickedlocal.com/chelmsford	Paid Weekly
	Clinton	The Lancaster Times & Clinton Courier www.wickedlocal.com/clinton	Paid Weekly
	Cohasset	Cohasset Mariner www.wickedlocal.com/cohasset	Paid Weekly
	Concord	The Concord Journal www.wickedlocal.com/concord	Paid Weekly
	Danvers	Danvers Herald www.wickedlocal.com/danvers	Paid Weekly
	Dedham	Dedham Transcript www.wickedlocal.com/dedham	Paid Weekly
	Dover	Dover/Sherborn Press www.wickedlocal.com/dover	Paid Weekly
	Easton	Easton Journal www.wickedlocal.com/easton	Paid Weekly
	Framingham	Westwood Press www.wickedlocal.com/westwood	Paid Weekly
	Georgetown	Georgetown Record www.wickedlocal.com/georgetown	Paid Weekly
	Halifax	Halifax/Plympton Reporter www.wickedlocal.com/halifax	Paid Weekly
	Hamilton	Hamilton-Wenham Chronicle www.wickedlocal.com/hamilton	Paid Weekly
	Hanover	Hanover Mariner www.wickedlocal.com/hanover	Paid Weekly
	Harvard	Harvard Post www.wickedlocal.com/harvard	Paid Weekly
	Harwich	Harwich Oracle www.wickedlocal.com/harwich	Paid Weekly
	Hingham	The Hingham Journal www.wickedlocal.com/hingham	Paid Weekly
	Holbrook	Holbrook Sun www.wickedlocal.com/holbrook	Paid Weekly
	Holliston	Holliston Tab www.wickedlocal.com/holliston	Paid Weekly
	Hopkinton	Hopkinton Crier www.wickedlocal.com/hopkinton	Paid Weekly
	Hudson	Hudson Sun www.wickedlocal.com/hudson	Paid Weekly
	Hyannis	The Register www.wickedlocal.com/barnstable	Paid Weekly
	Ipswich	Ipswich Chronicle www.wickedlocal.com/ipswich	Paid Weekly
	Kingston	Kingston Reporter www.wickedlocal.com/kingston	Paid Weekly
	Lexington	Lexington Minuteman www.wickedlocal.com/lexington	Paid Weekly
	Lincoln	Lincoln Journal www.wickedlocal.com/lincoln	Paid Weekly

State	City	Masthead	Circulation Type
	Littleton	Littleton Independent www.wickedlocal.com/littleton	Paid Weekly
	Malden	Malden Observer www.wickedlocal.com/malden	Paid Weekly
	Mansfield	Mansfield News www.wickedlocal.com/mansfield	Paid Weekly
	Marblehead	Marblehead Reporter www.wickedlocal.com/marblehead	Paid Weekly
	Marion	The Sentinel www.wickedlocal.com/marion	Paid Weekly
	Marlborough	Marlborough Enterprise www.wickedlocal.com/marlborough	Paid Weekly
	Marshfield	Marshfield Mariner www.wickedlocal.com/marshfield	Paid Weekly
	Maynard/Stow	The Beacon-Villager www.wickedlocal.com/maynard	Paid Weekly
	Medfield	Medfield Press www.wickedlocal.com/medfield	Paid Weekly
	Medford	Medford Transcript www.wickedlocal.com/medford	Paid Weekly
	Melrose	Melrose Free Press www.wickedlocal.com/melrose	Paid Weekly
	Natick	Natick Bulletin & Tab www.wickedlocal.com/natick	Paid Weekly
	North Andover	North Andover Citizen www.wickedlocal.com/northandover	Paid Weekly
	Northborough/Southborough	The Northborough/Southborough Villager www.wickedlocal.com/northborough	Paid Weekly
	Norton	Norton Mirror www.wickedlocal.com/norton	Paid Weekly
	Norwell	Norwell Mariner www.wickedlocal.com/norwell	Paid Weekly
	Norwood	Norwood Transcript & Bulletin www.wickedlocal.com/norwood	Paid Weekly
	Pembroke	Pembroke Mariner & Express www.wickedlocal.com/pembroke	Paid Weekly
	Plymouth	Old Colony Memorial www.wickedlocal.com/plymouth	Paid Weekly
	Provincetown	The Provincetown Banner www.wikedlocal.com/provincetown	Paid Weekly
	Reading	The Reading Advocate www.wickedlocal.com/reading	Paid Weekly
	Rockland	Rockland Mariner www.wickedlocal.com/rockland	Paid Weekly
	Roslindale	Roslindale Transcript www.wickedlocal.com/roslindale	Paid Weekly
	Saugus	Saugus Advertiser www.wickedlocal.com/saugus	Paid Weekly
	Scituate	Scituate Mariner www.wickedlocal.com/scituate	Paid Weekly

State	City	Masthead	Circulation Type
	Sharon	Sharon Advocate www.wickedlocal.com/sharon	Paid Weekly
	Shrewsbury	Shrewsbury Chronicle www.wickedlocal.com/shrewsbury	Paid Weekly
	Somerville	Somerville Journal www.wickedlocal.com/somerville	Paid Weekly
	Stoughton	Stoughton Journal www.wickedlocal.com/stoughton	Paid Weekly
	Sudbury	The Sudbury Town Crier www.wickedlocal.com/sudbury	Paid Weekly
	Swampscott	Swampscott Reporter www.wickedlocal.com/swampscott	Paid Weekly
	Tewksbury	Tewksbury Reporter www.wickedlocal.com/tewksbury	Paid Weekly
	Wakefield	Wakefield Observer www.wickedlocal.com/wakefield	Paid Weekly
	Walpole	The Walpole Times www.wickedlocal.com/walpole	Paid Weekly
	Waltham	Waltham News Tribune www.wickedlocal.com/waltham	Paid Weekly
	Wareham	Wareham Courier www.wickedlocal.com/wareham	Paid Weekly
	Watertown	Watertown Tab & Press www.wickedlocal.com/watertown	Paid Weekly
	Wayland	The Wayland Town Crier www.wickedlocal.com/wayland	Paid Weekly
	Wellesley	The Wellesley Townsman www.wickedlocal.com/wellesley	Paid Weekly
	West Roxbury	West Roxbury Transcript www.wickedlocal.com/west-roxbury	Paid Weekly
	Westborough	Westborough News www.wickedlocal.com/westborough	Paid Weekly
	Westford	Westford Eagle www.wickedlocal.com/westford	Paid Weekly
	Weston	The Weston Town Crier www.wickedlocal.com/weston	Paid Weekly
	Weymouth	Weymouth News www.wickedlocal.com/weymouth	Paid Weekly
	Winchester	The Winchester Star www.wickedlocal.com/winchester	Paid Weekly
	Bellingham	County Gazette www.wickedlocal.com/franklin	Free Weekly
	Boston	Boston Homes www.linkbostonhomes.com	Free Weekly
	Bourne	Bourne Courier www.wickedlocal.com/bourne	Free Weekly
	Bridgewater	Bridgewater Independent www.wickedlocal.com/bridgewater	Free Weekly
	Brookline	Brookline Tab www.wickedlocal.com/brookline	Free Weekly
	Danvers	North Shore Sunday	Free Weekly

State	City	Masthead	Circulation Type
	Duxbury	Duxbury Reporter www.wickedlocal.com/duxbury	Free Weekly
	Fall River	OJornal www.ojournal.com	Free Weekly
	Falmouth	Falmouth Bulletin www.wickedlocal.com/falmouth	Free Weekly
	Framingham	Framingham Tab www.wickedlocal.com/framingham	Free Weekly
	Gloucester	Cape Ann Beacon	Free Weekly
	Needham	Needham Times www.wickedlocal.com/needham	Free Weekly
	Newburyport	The Newburyport Current www.wickedlocal.com/newburyport	Free Weekly
	Newton	Newton Tab www.wickedlocal.com/newton	Free Weekly
	North Attleborough	The North Attleborough Free Press www.wickedlocal.com/northattleborough	Free Weekly
	Randolph	Randolph Herald www.wickedlocal.com/randolph	Free Weekly
	Raynham	Raynham Call www.wickedlocal.com/raynham	Free Weekly
	Salem	Salem Gazette www.wickedlocal.com/salem	Free Weekly
	Sandwich	Sandwich Broadsider	Free Weekly
	Stoneham	Stoneham Sun www.wickedlocal.com/stoneham	Free Weekly
	Wilmington	Wilmington Advocate www.wickedlocal.com/wilmington	Free Weekly
	Woburn	Woburn Advocate www.wickedlocal.com/woburn	Free Weekly
	Fall River	South Coast Life	Shopper
	Taunton	Yellow Jacket	Shopper
	Avon	www.wickedlocal.com/avon	On-line Only
	Bellingham	www.wickedlocal.com/bellingham	On-line Only
	Berkley	www.wickedlocal.com/berkley	On-line Only
	Boxborough	www.wickedlocal.com/boxborough	On-line Only
	Brewster	www.wickedlocal.com/brewster	On-line Only
	Brockton	www.wickedlocal.com/brockton	On-line Only
	Chatham	www.wickedlocal.com/chatham	On-line Only
	Dennis	www.wickedlocal.com/dennis	On-line Only
	Dighton	www.wickedlocal.com/dighton	On-line Only
	East Bridgewater	www.wickedlocal.com/bridgewatereast	On-line Only
	Eastham	www.wickedlocal.com/eastham	On-line Only
	Essex	www.wickedlocal.com/essex	On-line Only
	Fall River	www.wickedlocal.com/fall-river	On-line Only
	Foxborough	www.wickedlocal.com/foxborough	On-line Only
	Gloucester	www.wickedlocal.com/gloucester	On-line Only
	Hanson	www.wickedlocal.com/hanson	On-line Only
	Hopedale	www.wickedlocal.com/hopedale	On-line Only
	Hull	www.wickedlocal.com/hull	On-line Only
	Lakeville	www.wickedlocal.com/lakeville	On-line Only

State	City	Masthead	Circulation Type
	Lancaster	www.wickedlocal.com/lancaster	On-line Only
	Manchester	www.wickedlocal.com/manchester	On-line Only
	Mashpee	www.wickedlocal.com/mashpee	On-line Only
	Mattapoisett	www.wickedlocal.com/mattapoisett	On-line Only
	Medway	www.wickedlocal.com/medway	On-line Only
	Mendon	www.wickedlocal.com/mendon	On-line Only
	Middleborough	www.wickedlocal.com/middleborough	On-line Only
	Middleton	www.wickedlocal.com/middleton	On-line Only
	Milford	www.wickedlocal.com/milford	On-line Only
	Millis	www.wickedlocal.com/millis	On-line Only
	Milton	www.wickedlocal.com/milton	On-line Only
	Nantucket	www.wickedlocal.com/nantucket	On-line Only
	Norfolk	www.wickedlocal.com/norfolk	On-line Only
	North Boston	www.wickedlocal.com/northofboston	On-line Only
	Orleans	www.wickedlocal.com/orleans	On-line Only
	Plainville	www.wickedlocal.com/plainville	On-line Only
	Plympton	www.wickedlocal.com/plympton	On-line Only
	Quincy	www.wickedlocal.com/quincy	On-line Only
	Rehoboth	www.wickedlocal.com/rehoboth	On-line Only
	Rochester	www.wickedlocal.com/rochester	On-line Only
	Rockport	www.wickedlocal.com/rockport	On-line Only
	Sandwich	www.wickedlocal.com/sandwich	On-line Only
	Sherborn	www.wickedlocal.com/sherborn	On-line Only
	Somerset	www.wickedlocal.com/somerset	On-line Only
	Southborough	www.wickedlocal.com/southborough	On-line Only
	Stow	www.wickedlocal.com/stow	On-line Only
	Swansea	www.wickedlocal.com/swansea	On-line Only
	Taunton	www.wickedlocal.com/taunton	On-line Only
	Topsfield	www.wickedlocal.com/topsfield	On-line Only
	Truro	www.wickedlocal.com/truro	On-line Only
	Upton	www.wickedlocal.com/upton	On-line Only
	Wellfleet	www.wickedlocal.com/wellfleet	On-line Only
	Wenham	www.wickedlocal.com/wenham	On-line Only
	West Bridgewater	www.wickedlocal.com/bridgewaterwest	On-line Only
	West Port	www.wickedlocal.com/westport	On-line Only
	Whitman	www.wickedlocal.com/whitman	On-line Only
	Wrentham	www.wickedlocal.com/wrentham	On-line Only
	Yarmouth	www.wickedlocal.com/yarmouth	On-line Only
New York	Canandaigua	Daily Messenger www.mpnnow.com www.mpnnow.com/commercialprinting	Daily
	Newark/Palmyra	Wayne Post www.waynepost.com	Paid Weekly
	Brighton/Pittsford	Brighton-Pittsford Post www.brightonpittsfordpost.com	Free Weekly
	Canandaigua	Canandaigua Community Post	Free Weekly
	Fairport	Fairport-ER Post www.fairport-erpost.com	Free Weekly
	Gates/Chili	Gates-Chili Post www.gateschilipost.com	Free Weekly

State	City	Masthead	Circulation Type
	Greece	Greece Post www.greecepost.com	Free Weekly
	Henrietta	Henrietta Post www.henriettapost.com	Free Weekly
	Irondequoit	Irondequoit Post www.irondequiotpost.com	Free Weekly
	Penfield	Penfield Post www.penfieldpost.com	Free Weekly
	Victor	Victor Post www.victorpost.com	Free Weekly
	Webster	Webster Post www.websterpost.com	Free Weekly
	Lyons	Lyons Shopping Guide	Shopper
	Newark	Newark Pennysaver	Shopper
	Sodus	Sodus Pennysaver	Shopper
	Wayne County	Timesaver	Shopper
Delaware	Dover	Smyrna/Clayton Sun Times www.scsuntimes.com	Paid Weekly
	Dover	The Middletown Transcript www.middletowntranscript.com	Paid Weekly
	Dover	The Sussex Countian www.sussexcountian.com	Paid Weekly
	Dover	Dover Post www.doverpost.com	Free Weekly
	Dover	Community Publication www.communitypub.com	Free Weekly
	Dover	Milford Beacon www.milfordbeacon.com	Free Weekly
	Dover	The Express www.delmarvaexpress.com	Shopper

Large Daily Newspapers

State	City	Masthead	Circulation Type
Illinois	Freeport	The Journal Standard www.journalstandard.com	Daily
	Lincoln	The Courier www.lincolncourier.com	Daily
	Peoria	Journal Star www.pjstar.com	Daily
	Rockford	Rockford Register Star www.rrstar.com www.rockfordwoman.com	Daily
	Springfield	The State Journal-Register www.sj-r.com	Daily
	Freeport	The Scene	Shopper
	Lincoln	Logan County Shopper	Shopper
	Peoria	JS Shopper	Shopper
	Peoria	Pekin Extra	Shopper
	Rockford	The Weekly	Shopper
	Springfield	Springfield Advertiser	Shopper
	Springfield	Springfield Shopper	Shopper
New York	Herkimer	The Evening Telegram www.herkimertelegram.com	Daily
	Little Falls	The Evening Times www.littlefallstimes.com	Daily
	Utica	Utica Observer-Dispatch www.uticaod.com	Daily
	Hamilton	Mid-York Weekly	Free Weekly
	Utica	The Pennysaver	Free Weekly
	Herkimer	Your Valley	Shopper
	Rome	Rome Pennysave	Shopper
Ohio	Canton	The Repository www.cantonrep.com	Daily
	Dover/New Philadelphia	The Times-Reporter www.timesreporter.com	Daily
	Massillon	The Independent www.indeonline.com	Daily
	Green	The Suburbanite www.thesuburbanite.com	Free Weekly
	Canton	Stark Values	Shopper
	Dover/New Philadelphia	TMC-ExTRa	Shopper
Connecticut	Norwich	The Bulletin www.norwichbulletin.com	Daily
	Colchester	Colchester Bulletin www.norwichbulletin.com/mysource/colchesterbulletin	Free Weekly
	Norwich	Bulletin Deals	Shopper

Item 1A.	Risk Factors

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

We have a significant amount of indebtedness. At December 30, 2012, we had total indebtedness of approximately $1.2 billion under our 2007 Credit Facility. Our interest expense for the year ended December 30, 2012 was $57.9 million.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of interest on our outstanding indebtedness, thereby reducing the funds available to us for other purposes;

•

our flexibility to react to further deterioration in our industry and economic conditions generally may be limited because of the covenants and other restrictions in the 2007 Credit Facility and our inability to incur additional indebtedness;

•	our substantial degree of leverage could make us more vulnerable in the event of additional deterioration in general economic conditions or other adverse events in our business or the geographic markets that we serve because further reductions in our revenue may make it difficult for us to fulfill our obligation under the 2007 Credit Facility;

•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, limiting our ability to maintain the value of our assets and operations; and

•

there would be a material and adverse effect on our business and financial condition if we are unable to continue to service our indebtedness (including any payments on maturity) or obtain additional financing, as needed.

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

Adverse economic conditions in the United States have increased our exposure to losses resulting from financial distress, insolvency and the potential bankruptcy of our advertising customers. Our accounts receivable are stated at net estimated realizable value and our allowance for doubtful accounts has been determined based on several factors, including receivable agings, significant individual credit risk accounts and historical experience. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Further declines in our credit ratings significantly impact our ability to obtain new financing to fund our operations and strategic initiatives or to refinance our existing debt at reasonable rates as it matures.

Our long-term debt is rated by Standard & Poor’s and Moody’s Investors Service. We are currently rated below-investment grade by both rating agencies, and any future long-term borrowing or the extension of our short-term borrowing will reflect the negative impact of these ratings, increasing our borrowing costs, limiting our financing options and subjecting us to more restrictive covenants than our existing debt arrangements. Additional down grades in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce or eliminate our borrowing flexibility in the future. Such limitations on our financing options may affect our ability to refinance existing debt when it becomes due.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

The basic raw material for our publications is newsprint. We generally maintain only a 45 to 55-day inventory of newsprint, although our participation in a newsprint-buying consortium has helped ensure adequate supply. In addition we have an agreement with a newsprint vendor to supply certain of our properties, representing approximately 95% of our newsprint, with all their newsprint requirements for calendar year 2013 at a fixed price. An inability to obtain an adequate supply of newsprint at a favorable price or at all in the future could have a material adverse effect on our ability to produce our publications. Historically, the price of newsprint has been volatile, reaching a high of approximately $823 per metric ton in 2008 and dropping to a low of almost $410 per metric ton in 2002. The average price of newsprint for 2012 was approximately $667 per metric ton. Recent and future consolidation of major newsprint suppliers may adversely affect price competition among suppliers. Significant increases in newsprint costs for properties and periods not covered by our newsprint vendor agreement could have a material adverse effect on our financial condition and results of operations.

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

Technological developments and any changes we make to our business model may require significant capital investments. Due to restrictions in our 2007 Credit Facility, we are limited in our ability to invest funds and resources in digital opportunities and our ability to undertake research and development in building and maintain the necessary and continually evolving technology infrastructure.

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

We experienced losses from continuing operations of approximately $28.7 million, $22.5 million and $27.4 million in 2012, 2011 and 2010, respectively. Our results of operations in the future will depend on many factors, including our ability to execute our business strategy and realize efficiencies through our clustering strategy. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow or maintain our business.

The value of our intangible assets may become impaired, depending upon future operating results.

As of December 30, 2012, goodwill and other intangible assets were approximately $232.7 million, or 49.5% of our total assets. To determine whether all or a portion of the carrying values of our goodwill and other intangible assets are no longer recoverable, which may require a charge to our earnings, we periodically evaluate such assets. During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The fair value of goodwill was allocated to each of the new reporting units: Small Community Newspapers, Large Daily Newspapers and Metro Newspapers. The Company determined that impairment indicators were present for the Metro Newspaper reporting unit, which had a goodwill balance of $0.2. As of April 1, 2012 the Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $0.2 of goodwill was impaired and this amount was subsequently reclassified to discontinued operations. The Company performed further analysis of this reporting unit’s intangible assets and determined that additional impairments were not present. A review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that indicators of impairment were not present.

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

Our pension and post retirement plans were underfunded (accumulated benefit obligation) by $15.5 million at December 30, 2012. Our pension plan invests in a variety of equity and debt securities, many of which were affected by the recent disruptions in the credit and capital markets in 2009 and 2010. Future volatility and disruption in the stock markets could cause further declines in the asset values of our pension plans. In addition, a decrease in the discount rate used to determine minimum funding requirements could result in increased future contributions. If either occurs, we may need to make additional pension contributions above what is currently estimated, which could reduce the cash available for our businesses.

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

Despite our efforts to protect our proprietary rights, unauthorized third parties may attempt to copy or otherwise obtain and use our content, services and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets, and our business may suffer. If we must litigate to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of third parties, such litigation may be costly and divert the attention of our management from day-to-day operations.

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

As of December 30, 2012, we employed approximately 4,565 employees, of whom approximately 691 (or approximately 15%) were represented by 23 unions. 95% of the unionized employees are represented by three of the 23 unions. These three unions are located in our Massachusetts, Illinois and Ohio locations and represent 27%, 38% and 30% of all employees in each of the locations, respectively. Most of our unionized employees work under collective bargaining agreements that expire in 2014.

Although our newspapers have not experienced a union strike in the recent past nor do we anticipate a union strike occurring, we cannot preclude the possibility that a strike may occur at one or more of our newspapers at some point in the future. We believe that, in the event of a newspaper strike, we would be able to continue to publish and deliver to subscribers, which is critical to retaining advertising and circulation revenues, although there can be no assurance of this.

Our potential inability to successfully execute cost control measures could result in greater than expected total operating costs.

We have implemented general cost control measures, and expect to continue such cost control efforts in the future. If we do not achieve expected savings as a result of such measures or if our operating costs increase as a result of our growth strategy, our total operating costs may be greater than expected. In addition, reductions in staff and employee benefits could affect our ability to attract and retain key employees.

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

As of December 30, 2012, Fortress beneficially owned approximately 39.6% of our outstanding common stock. As a result, Fortress will continue to have effective control over fundamental and significant corporate matters and transactions, including but not limited to: the election of directors; mergers, consolidations or acquisitions; the sale of all or substantially all of our assets (or any portion thereof) and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated by-laws; and our dissolution. The interests of Fortress may not always coincide with our interests or the interest of our other stockholders. For example, Fortress could delay, deter or prevent acts that may be favored by our other stockholders such as hostile takeovers, changes in control and changes in management. As a result of such actions, the market price of our common stock could decline or stockholders might not receive a premium for their shares in connection with a change of control transaction.

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

Our 2007 Credit Facility currently limits our ability to enter into certain change of control transactions, the occurrence of which would constitute an event of default. However, our amended and restated certificate of incorporation provides that Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, will not apply to us. This may make it easier for a third party to acquire an interest in some or all of our Company with Fortress’ approval, even though our other stockholders may not deem such an acquisition beneficial to their interests.

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

We own and operate 32 print facilities across the United States. Our print facilities range in size from approximately 500 to 55,000 square feet. Our executive offices are located in Fairport, New York, where we lease approximately 15,000 square feet under a lease terminating in June 2014.

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

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) under the trading symbol “GHSE”. The following table shows the high and low sale bid information of our common stock as reported on the OTCBB for the periods indicated. Reported prices from the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 30, 2012
Fourth Quarter	$0.10	$0.03
Third Quarter	$0.09	$0.05
Second Quarter	$0.06	$0.04
First Quarter	$0.10	$0.03
Year Ended January 1, 2012
Fourth Quarter	$0.10	$0.03
Third Quarter	$0.14	$0.04
Second Quarter	$0.20	$0.10
First Quarter	$0.19	$0.08

The closing sale price for our common stock as reported on the over-the-counter market on March 4, 2013 was $0.06 per share. From the most recent available Company information, there were approximately 22 holders of record and approximately 3,390 beneficial owners registered in nominee and street name.

Dividends

We suspended the payment of quarterly dividends commencing with the second quarter of 2008 and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, covenants in our 2007 Credit Facility and other credit facilities restrict our ability to pay dividends or make certain other payments.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data as of and for each of the years in the five year period ended December 30, 2012. The information in this table should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our historical consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 30, 2012	Year Ended January 1, 2012(2)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues:
Advertising	$331,419	$357,629	$386,069	$399,442	$478,437
Circulation	133,358	133,571	135,691	141,249	144,712
Commercial printing and other	26,187	25,763	26,057	31,059	37,711

Total revenues	490,964	516,963	547,817	571,750	660,860
Operating costs and expenses:
Operating costs	270,749	284,864	300,127	327,454	370,643
Selling, general and administrative	145,997	147,459	156,253	161,160	180,776
Depreciation and amortization	40,033	42,583	45,137	54,294	69,923
Integration and reorganization costs and management fees paid to prior owner	4,401	5,884	2,324	1,857	7,011
Impairment of long-lived assets	—	1,733	430	193,503	123,717
(Gain) loss on sale of assets	1,238	455	1,551	(418)	337
Goodwill and mastheads impairment	—	385	—	274,138	488,543

Operating income (loss)	28,546	33,600	41,995	(440,238)	(580,090)
Interest expense, amortization of deferred financing costs, gain on early extinguishment of debt, (gain) loss on derivative instruments and other	57,500	57,914	69,533	72,519	100,535

Loss from continuing operations before income taxes	(28,954)	(24,314)	(27,538)	(512,757)	(680,625)
Income tax expense (benefit)	(207)	(1,803)	(155)	342	(21,139)

Loss from continuing operations	(28,747)	(22,511)	(27,383)	(513,099)	(659,486)
Income (loss) from discontinued operations, net of income taxes	(1,592)	283	743	(17,513)	(13,820)

Net loss	(30,339)	(22,228)	(26,640)	(530,612)	(673,306)
Net loss attributable to noncontrolling interest	536	579	596	510	—

Net loss attributable to GateHouse Media	$(29,803)	$(21,649)	$(26,044)	$(530,102)	$(673,306)

Basic net loss from continuing operations attributable to GateHouse Media per share	$(0.49)	$(0.38)	$(0.46)	$(8.93)	$(11.56)
Diluted loss from continuing operations attributable to GateHouse Media per share	$(0.49)	$(0.38)	$(0.46)	$(8.93)	$(11.56)
Basic net loss attributable to GateHouse Media common stockholders per share	$(0.51)	$(0.37)	$(0.45)	$(9.24)	$(11.80)
Diluted net loss attributable to GateHouse Media common stockholders per share	$(0.51)	$(0.37)	$(0.45)	$(9.24)	$(11.80)
Other Data:
Adjusted EBITDA (1)	$68,627	$79,150	$87,700	$81,046	$102,152
Cash interest paid	$55,976	$58,225	$59,317	$67,950	$89,677

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

(2)	The year ended January 1, 2012 included a 53rd week of operations for approximately 60% of the business.

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 30, 2012	Year Ended January 1, 2012(3)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In Thousands)
Loss from continuing operations	$(28,747)	$(22,511)	$(27,383)	$(513,099)	$(659,486)
Income tax expense (benefit)	(207)	(1,803)	(155)	342	(21,139)
(Gain) loss on derivative instruments (1)	(1,635)	(913)	8,277	12,672	10,119
Gain on early extinguishment of debt (2)	—	—	—	(7,538)	—
Amortization of deferred financing costs	1,255	1,360	1,360	1,360	1,845
Write-off of financing costs	—	—	—	743	—
Interest expense	57,928	58,316	60,034	64,631	88,630
Impairment of long-lived assets	—	1,733	430	193,503	123,717
Depreciation and amortization	40,033	42,583	45,137	54,294	69,923
Goodwill and mastheads impairment	—	385	—	274,138	488,543

Adjusted EBITDA from continuing operations	$68,627 (a)	$79,150 (b)	$87,700 (c)	$81,046 (d)	$102,152 (e)

(a)	Adjusted EBITDA for the year ended December 30, 2012 included net expenses of $11,017, which are one time in nature or non-cash compensation. Included in these net expenses of $11,017 are non-cash compensation and other expenses of $6,274, non-cash portion of post-retirement benefits expense of $(896), integration and reorganization costs of $4,401 and a $1,238 loss on the sale of assets.

Adjusted EBITDA also does not include $1,386 of EBITDA generated from our discontinued operations.

(b)	Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $9,461, which are one time in nature or non-cash compensation. Included in these net expenses of $9,461 are non-cash compensation and other expenses of $4,226, non-cash portion of post-retirement benefits expense of $(1,104), integration and reorganization costs of $5,884 and an $455 loss on the sale of assets.

Adjusted EBITDA also does not include $1,829 of EBITDA generated from our discontinued operations.

(c)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,231, which are one time in nature or non-cash compensation. Included in these net expenses of $8,231 are non-cash compensation and other expenses of $5,005, non-cash portion of post-retirement benefits expense of $(649), integration and reorganization costs of $2,324 and a $1,551 loss on the sale of assets.

Adjusted EBITDA also does not include $2,274 of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,291, which are one time in nature or non-cash compensation. Included in these net expenses of $9,291 are non-cash compensation and other expenses of $8,634, non-cash portion of post-retirement benefits expense of $(782), integration and reorganization costs of $1,857 and a $418 gain on the sale of assets.

Adjusted EBITDA also does not include $668 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,047, which are one time in nature or non-cash compensation. Included in these net expenses of $24,047 are non-cash compensation and other expenses of $18,198, non-cash portion of post-retirement benefits expense of $(1,499), integration and reorganization costs of $7,011 and $337 loss on the sale of assets.

Adjusted EBITDA also does not include $5,175 of EBITDA generated from our discontinued operations.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.
(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.
(3)	The year ended January 1, 2012 included a 53rd week of operations for approximately 60% of the business.

	As of
	December 30, 2012	January 1, 2012	December 31, 2010	December 31, 2009	December 31, 2008
	(In Thousands)
Balance Sheet Data:
Total assets	$469,766	$510,802	$546,327	$591,929	$1,149,621
Total long-term obligations, including current maturities	1,177,298	1,185,212	1,197,347	1,222,102	1,242,075
Stockholders’ equity (deficit)	(834,159)	(805,632)	(792,121)	(753,576)	(229,078)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the largest publishers of locally based print and digital media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets that we serve. Our portfolio of products, which includes 406 community publications, 342 related websites, 339 mobile sites and six yellow page directories, serves over 128,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	78 daily newspapers with total paid circulation of approximately 597,000;

•	237 weekly newspapers (published up to three times per week) with total paid circulation of approximately 307,000 and total free circulation of approximately 684,000;

•	91 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	342 locally focused websites and 339 mobile sites, which extend our franchises onto the internet and mobile devices with approximately 97 million page views per month; and

•	six yellow page directories, with a distribution of approximately 488,000, that covers a population of approximately 1.2 million people.

In addition to our core products, we also opportunistically produce niche publications that address specific local market interests such as recreation, sports, healthcare and real estate. Over the last twelve months, we created approximately 42 niche publications. We are also focused on developing online and mobile products, including digital marketing services, deal platforms, mobile websites and applications.

We were incorporated in Delaware in 1997 for purposes of acquiring a portion of the daily and weekly newspapers owned by American Publishing Company. On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress, entered into an Agreement and Plan of Merger with us pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into us (the “Merger”). The Merger was effective on June 6, 2005, thus making FIF III Liberty Holdings LLC our principal and controlling stockholder. As of December 30, 2012, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

Since 1998, we have launched numerous new products and acquired 416 daily and weekly newspapers and shoppers, including 17 dailies, 120 weeklies and 22 shoppers acquired in the acquisitions of CP Media and Enterprise NewsMedia, LLC, the Copley Press, Inc. newspapers and the Gannett Co., Inc. newspapers. Due to the economic environment and our lack of available financing, we discontinued our acquisition strategy in 2009.

We generate revenues from advertising, circulation and commercial printing. Advertising revenue is recognized upon publication of the advertisements. Circulation revenue from subscribers, which is typically billed to customers at the beginning of the subscription period, is recognized on a straight-line basis over the term of the related subscription. The revenue for commercial printing is recognized upon delivery of the printed product to our customers. Directory revenue is recognized on a straight-line basis over the period in which the corresponding directory is distributed and in use in the market.

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

We have experienced declines in print advertising revenue streams from continuing operations, despite our geographic diversity, well-balanced portfolio of products, strong local franchises, broad customer base and reliance on smaller markets. We believe the declines in print advertising revenue we have experienced are primarily the result of general economic weakness, fewer local businesses that were traditional newspaper advertisers, as a result of being acquired or closing due to the national big box retailer expansion, and the secular pressure which has resulted in a shift of advertising dollars from print media to digital media. We believe our local advertising tends to be less sensitive to economic cycles than national advertising because local businesses generally have fewer advertising channels through which to reach their target audience. We also believe some of the decline is due to a secular shift from print media to digital media. The Company continues to invest in digital platforms, such as online, mobile and applications, to support its print publications in order to lessen the impact of this shift.

Our operating costs consist primarily of labor, newsprint, and delivery costs. Our selling, general and administrative expenses consist primarily of labor costs.

Labor represents just over 50% of our operating expenses. Beginning in 2008 we initiated an effort to drive efficiencies and centralization of work throughout the organization.

Newsprint prices rose from the later part of 2009 through 2010 and remained flat from the latter part of 2010 through 2012. We expect 2013 prices to decline about 5%. We have taken steps to mitigate risk of potential price increases through a fixed price agreement for approximately 95% of our 2013 purchases combined with consumption control. In addition, we are a member of a newsprint-buying consortium which enables our local publishers to obtain favorable pricing as compared to the general market. Additionally, we have taken steps to cluster our operations thereby increasing the usage of facilities and equipment while increasing the productivity of our labor force. We expect to continue to employ these steps as part of our business and clustering strategy.

Recent Developments

The newspaper industry and our Company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result, we previously implemented plans to reduce costs, preserve cash flow and strengthen liquidity. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

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

During 2008, our credit rating was downgraded to be rated below-investment grade by both Standard & Poor’s and Moody’s Investors Service and was further downgraded in 2009 and 2010. Any future long-term borrowing or the extension or replacement of our short-term borrowing will reflect the negative impact of these ratings, increase our borrowing costs, limit our financing options and subject us to more restrictive covenants than our existing debt arrangements. Additional downgrades in our credit ratings could further increase our borrowing cost, subject us to more onerous borrowing terms and reduce or eliminate our borrowing flexibility in the future.

The current economic environment in our industry and its resulting impact on us has limited our ability to grow further through acquisitions in the near-term. We are highly focused on our business transformational strategy which includes; a) driving permanent cost reduction and cost realignment towards growth opportunities, b) accelerate digital growth in terms of both revenue and audience, c) grow consumer revenues, including circulation, in both print and digital, largely through new products, services, and pricing initiatives, d) preserve the power of print by improving the quality of our content and stabilize our advertising revenues, and e) develop and grow new businesses through GateHouse Ventures by leveraging our core strengths and assets and expanding beyond our existing geographical footprints.

During the first quarter of 2012, we reorganized our management structure to align with our publication types. The resulting operating segments are: Large Community Newspapers, Small Community Newspapers, and Directories. These operating segments are aggregated into one reportable business segment.

In February 2013, the US Postal Service announced that it will end Saturday delivery beginning in August 2013. The Company is evaluating the impact of this change, but does not expect it to be material.

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

Goodwill and Long-Lived Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 “Intangibles—Goodwill and Other” (“ASC 350”). We perform our impairment analysis on each of our reporting units, represented by our six regions. The regions have discrete financial information and are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires us to make significant estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value.

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

We performed annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2012, 2011 and 2010. Additionally, we performed impairment testing of goodwill and indefinite lived intangibles during the first quarter of 2012 and the fourth quarter of 2011 due to operational management changes. As a result, impairment charges related to goodwill were recorded in fiscal 2012 and 2011, see additional information in Note 5 to the Consolidated Financial Statements.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of each group of mastheads with their carrying amount. We used a relief from royalty approach which utilizes a discounted cash flow model to determine the fair value of each newspaper masthead. Our judgments and estimates of future operating results in determining the reporting unit fair values are consistently in determining the fair value of mastheads. We performed impairment tests on newspaper mastheads as of July 1, 2012, April 1, 2012, January 1, 2012, June 26, 2011 and June 30, 2010. See Note 5 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment tests on long lived assets (including intangible assets subject to amortization) as of July 1, 2012, June 26, 2011 and June 30, 2010. See Note 5 to the Consolidated Financial Statements for a discussion of the impairment charges taken.

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

Our only pension plan has assets valued at $18.2 million and the plans benefit obligation is $27.1 million resulting in the plan being 67% funded.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 7.75% for its expected return on pension plan assets for 2012. If we were to reduce its rate of return by 50 basis points then the expense for 2012 would have increased approximately $0.1 million.

We developed our discount rate for our other postretirement benefit plans using the same methodology as that described for the pension. The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.4 million in the December 30, 2012 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.4 million in the December 30, 2012 postretirement benefit obligation.

Self-Insurance Liability Accruals

We maintain self-insured medical and workers’ compensation programs. We purchase stop loss coverage from third parties which limits our exposure to large claims. We record a liability for healthcare and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims.

Results of Operations

The following table summarizes our historical results of operations for the years ended December 30, 2012, January 1, 2012 and December 31, 2010.

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010
	(In Thousands)
Revenues:
Advertising	$331,419	$357,629	$386,069
Circulation	133,358	133,571	135,691
Commercial printing and other	26,187	25,763	26,057

Total revenues	490,964	516,963	547,817
Operating costs and expenses:
Operating costs	270,749	284,864	300,127
Selling, general and administrative	145,997	147,459	156,253
Depreciation and amortization	40,033	42,583	45,137
Integration and reorganization costs	4,401	5,884	2,324
Impairment of long-lived assets	—	1,733	430
Loss on sale of assets	1,238	455	1,551
Goodwill and mastheads impairment	—	385	—

Operating income	28,546	33,600	41,995
Interest expense	57,928	58,316	60,034
Amortization of deferred financing costs	1,255	1,360	1,360
(Gain) loss on derivative instruments	(1,635)	(913)	8,277
Other income	(48)	(849)	(138)

Loss from continuing operations before income taxes	(28,954)	(24,314)	(27,538)
Income tax benefit	(207)	(1,803)	(155)

Loss from continuing operations	$(28,747)	$(22,511)	$(27,383)

Year Ended December 30, 2012 Compared To Year Ended January 1, 2012

Comparisons to the prior year were impacted by two factors around the number of days in the reporting period. First, there was a 53rd week in 2011 for approximately 60% of the business already on a 52 week (5-4-4 quarterly) reporting cycle. Also in 2011, the remaining 40% of the Company changed its reporting cycle from a calendar year to a 52 week reporting cycle in order to be consistent with the rest of the Company. We estimate the 53rd week in 2011 resulted in $4.8 million of revenue and $3.8 million of operating and selling, general and administrative expense. Comparisons below have not been adjusted for this calendar change.

Revenue. Total revenue for the year ended December 30, 2012 decreased by $26.0 million, or 5.0%, to $491.0 million from $517.0 million for the year ended January 1, 2012. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $26.2 million, or 7.3%, decrease in advertising revenue and a $0.2 million, or 0.2%, decrease in circulation revenue which was partially offset by a $0.4 million, or 1.6%, increase in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular pressures and an uncertain and weak economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. Our circulation revenue was also impacted by approximately $1.5 million for a net to gross accounting change due to a change from a carrier to a distributor model at one of our largest locations. The $0.4 million increase in commercial printing and other revenue is primarily the result of the launch of our small business marketing services and the stabilizing of our commercial printing operations during 2012.

Operating Costs. Operating costs for the year ended December 30, 2012 decreased by $14.1 million, or 5.0%, to $270.7 million from $284.8 million for the year ended January 1, 2012. The decrease in operating costs was primarily due to a decrease in compensation expenses, newsprint and ink, delivery and utility expenses of $12.6 million, $6.5 million, $3.4 million and $0.8 million, respectively, which were partially offset by an increase in outside services of $9.0 million. This decrease is the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 30, 2012 decreased by $1.5 million, or 1.0%, to $146.0 million from $147.5 million for the year ended January 1, 2012. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation of $1.7 million. We expect that the majority of these reductions will be permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 30, 2012 decreased by $2.6 million to $40.0 million from $42.6 million for the year ended January 1, 2012. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2011 and 2012, which reduced depreciation expense.

Integration and Reorganization Costs. During the years ended December 30, 2012 and January 1, 2012, we recorded integration and reorganization costs of $4.4 million and $5.9 million, respectively, primarily resulting from severance costs related to the consolidation of certain print and other operations.

Impairment of Long-Lived Assets. During the year ended January 1, 2012 we incurred an impairment charge of $1.7 million related to the consolidation of our print operations and property, plant and equipment which were classified as held for sale. There were no such charges during the year ended December 30, 2012.

Goodwill and Mastheads Impairment. During the year ended January 1, 2012, we recorded a $0.4 million impairment on our goodwill due to an operational management change in the fourth quarter of 2011 which transferred a goodwill balance of $0.4 million to a reporting unit that previously did not have a goodwill balance. A similar operational change occurred in the first quarter of 2012 and resulted in a $0.2 million impairment that was subsequently reclassified to discontinued operations.

Interest Expense. Total interest expense for the year ended December 30, 2012 decreased by $0.4 million, or 0.7%, to $57.9 million from $58.3 million for the year ended January 1, 2012. The decrease was due to declines in interest rates and their related impact on the unhedged position or our debt and a slight decrease in our total outstanding debt.

(Gain) Loss on Derivative Instruments. During the years ended December 30, 2012 and January 1, 2012, we recorded a net gain of $1.6 million and $0.9 million, respectively, which was comprised of reclassifications of accumulated other comprehensive income amortization related to swaps terminated in 2008 that were partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Income Tax Benefit. During the year ended December 30, 2012, we recorded an income tax benefit of $0.2 million due to a reduction in uncertain tax positions which was partially offset by a tax expense due to the elimination of the tax effect related to the expiration of a previously terminated swap that could be fully recognized for tax purposes in the current year. During the year ended January 1, 2012, we recorded an income tax benefit of $1.8 million primarily due to the elimination of the tax effect related to the expiration of a previously terminated swap that could be fully recognized for tax purposes in the current year.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended December 30, 2012 was $28.7 million. Net loss from continuing operations for the year ended January 1, 2012 was $22.5 million. Our net loss from continuing operations increased due to the factors noted above.

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

Revenue. Total revenue for the year ended January 1, 2012 decreased by $30.8 million, or 5.6%, to $517.0 million from $547.8 million for the year ended December 31, 2010. The difference between same store revenue and GAAP revenue for the current period is immaterial, therefore, further revenue discussions will be limited to GAAP results. We estimate the impact of the 53rd week to be $4.8 million on total revenue, comparisons below have not been adjusted for this impact. The decrease in total revenue was comprised of a $28.4 million, or 7.4%, decrease in advertising revenue, a $2.1 million, or 1.6%, decrease in circulation revenue and a $0.3 million, or 1.1%, decrease in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories which were partially offset by growth in digital. The print declines reflect an uncertain economic environment, which continued to put pressure on our local advertisers. These economic conditions have also led to a decline in our circulation volumes which have been partially offset by price increases in select locations. Our circulation revenue was also impacted by approximately $0.5 million for a net to gross accounting change implemented at the beginning of the fourth quarter of 2011 at one of our largest locations which puts it more in line with the Company as a whole. The decrease in commercial printing and other revenue was due to declines in printing projects as a result of continued weak economic conditions as well as the strategic closure of certain of our print facilities.

Operating Costs. Operating costs for the year ended January 1, 2012 decreased by $15.3 million, or 5.1%, to $284.8 million from $300.1 million for the year ended December 31, 2010. The decrease in operating costs was primarily due to a decrease in compensation, newsprint and ink, delivery and postage expenses of $9.5 million, $2.6 million, $2.0 million and $0.9 million, respectively. The majority of these decreases were the result of permanent cost reductions and were implemented as we continue to work to consolidate operations and improve the productivity of our labor force. We estimate the impact of the 53rd week to be $3.8 million on operating costs and selling, general and administrative expenses.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended January 1, 2012 decreased by $8.8 million, or 5.6%, to $147.5 million from $156.3 million for the year ended December 31, 2010. The decrease in selling, general and administrative expenses was primarily due to a decrease in compensation of $10.4 million offset by an increase in professional and consulting fees of $2.0 million. We believe the majority of these reductions are also permanent in nature.

Depreciation and Amortization. Depreciation and amortization expense for the year ended January 1, 2012 decreased by $2.5 million to $42.6 million from $45.1 million for the year ended December 31, 2010. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets in 2010 and 2011, which reduced depreciation expense.

Integration and Reorganization Costs. During the years ended January 1, 2012 and December 31, 2010, we recorded integration and reorganization costs of $5.9 million and $2.3 million, respectively, primarily resulting from severance costs related to the consolidation of certain print operations.

Impairment of Long-Lived Assets. During the year ended January 1, 2012 we incurred an impairment charge of $1.7 million related to the consolidation of certain print operations and property, plant and equipment which were classified as held for sale. There was a $0.4 million of long-lived asset impairment charge during the year ended December 31, 2010.

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

Income Tax Benefit. Income tax benefit for the year ended January 1, 2012 was $1.8 million compared to $0.2 million for the year ended December 31, 2010. The change of $1.6 million was primarily due to the elimination of the tax effect related to the expiration of a previously terminated swap that could be fully recognized for tax purposes in the current year.

Net Loss from Continuing Operations. Net loss from continuing operations for the year ended January 1, 2012 was $22.5 million. Net loss from continuing operations for the year ended December 31, 2010 was $27.4 million. Our net loss from continuing operations decreased due to the factors noted above.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, debt obligations and capital expenditures. We have no material outstanding commitments for capital expenditures. Our principal sources of funds have historically been, and will be, cash provided by operating activities.

As a holding company, we have no operations of our own and accordingly we have no independent means of generating revenue, and our internal sources of funds to meet our cash needs, including payment of expenses, are dividends and other permitted payments from our subsidiaries. Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of December 30, 2012 we were in compliance with all applicable covenants.

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

Cash Flows

The following table summarizes our historical cash flows.

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010
	(in thousands)
Cash provided by operating activities	$23,499	$22,439	$26,453
Cash used in investing activities	(1,044)	(731)	(624)
Cash used in financing activities	(7,140)	(11,249)	(22,010)

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 30, 2012 was $23.5 million. The net cash provided by operating activities resulted from a depreciation and amortization of $40.6 million, a net increase in cash provided by working capital of $10.8 million, an impairment of long-lived assets of $2.1 million, a $1.3 million loss on the sale of assets, amortization of deferred financing costs of $1.2 million, a goodwill impairment charge of $0.2 million, and non-cash compensation of $0.1 million, partially offset by a net loss of $30.3 million, a gain of $1.6 million on derivative instruments, and an increase funding of pension and other post-retirement obligations of $0.9 million. The increase in cash provided by working capital primarily resulted from a decrease in prepaid expenses related to a newsprint pricing agreement that required a prepayment of $10 million in fiscal 2011. No such prepayment was required in fiscal 2012.

Net cash provided by operating activities for the year ended January 1, 2012 was $22.4 million. The net cash provided by operating activities resulted from a depreciation and amortization of $43.4 million, an impairment of long-lived assets of $2.1 million, amortization of deferred financing costs of $1.4 million, a $0.8 million loss on the sale of assets, non-cash compensation of $0.5 million, a goodwill impairment charge of $0.4 million, partially offset by a net loss of $22.2 million, an increase funding of pension and other post-retirement obligations of $1.9 million, a net decrease in cash provided by working capital of $1.0 million, and a gain of $0.9 million on derivative instruments. The decrease in cash provided by working capital primarily resulted from a decrease in accrued expenses and an increase in prepaid expenses related to a newsprint pricing agreement that allowed for fixed pricing in 2012 below market rates from December 31, 2010 to January 1, 2012 offset by a decrease in accounts receivable and an increase in accounts payable.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 30, 2012 was $1.0 million. During the year ended December 30, 2012, we used $4.6 million for capital expenditures, which was offset by $3.6 million received from the sale of publications, other assets and insurance proceeds.

Net cash used in investing activities for the year ended January 1, 2012 was $0.7 million. During the year ended January 1, 2012, we used $3.3 million for capital expenditures, which was offset by $2.6 million received from the sale of publications, other assets and insurance proceeds.

Net cash used in investing activities for the year ended December 31, 2010 was $0.6 million. During the year ended December 31, 2010, we used $4.8 million for capital expenditures, which was offset by $4.2 million received from the collection of a receivable due from a previous real estate sale and the sale of other real property.

Cash Flows from Financing Activities. Net cash used in financing activities for the year ended December 30, 2012 was $7.1 million due to repayments under the 2007 Credit Facility.

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

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2012 to January 1, 2012.

Accounts Receivable. Accounts receivable decreased $4.5 million from January 1, 2012 to December 30, 2012, which relates to the timing of cash collections and lower revenue recognized in 2012 compared to 2011. An additional $1.4 million relates to assets sold during the current year.

Prepaid Expenses. Prepaid expenses decreased $9.7 million from January 1, 2012 to December 30, 2012, due to a $10.0 million prepayment during the year ended January 1, 2012 which related to a newsprint pricing agreement that allowed for fixed pricing in 2012 at below market rates. The pricing agreement for fiscal 2013 did not require a prepayment at December 30, 2012.

Property, Plant, and Equipment. Property, plant, and equipment decreased $14.4 million during the period from January 1, 2012 to December 30, 2012, of which $16.6 million relates to depreciation and $2.3 million relates to assets sold and held for sale, which was partially offset by $4.6 million that was used for capital expenditures.

Goodwill. Goodwill decreased $0.2 million from January 1, 2012 to December 30, 2012, due to an impairment charge included in income (loss) from discontinued operations.

Intangible Assets. Intangible assets decreased $27.7 million from January 1, 2012 to December 30, 2012, due to amortization of $24.0 million, $1.9 million due to an impairment of assets sold during the current year, which is included in income (loss) from discontinued operations, and $1.8 million which was sold during the current year.

Others Assets. Other assets increased $0.7 million from January 1, 2012 to December 30, 2012, due to an investment in joint ventures where our ownership is less than 10%.

Long-term Assets Held for Sale. Long-term assets held for sale decreased $0.5 million from January 1, 2012 to December 30, 2012, due to proceeds of $0.3 million and a $0.2 million impairment of assets classified as held for sale as of January 1, 2012. Assets held for sale as of December 30, 2012 consist of real estate in Winter Haven, FL.

Current Portion of Long-term Debt. Current portion of long-term debt increased $2.0 million from January 1, 2012 to December 30, 2012 due to an increase in the estimated payment as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the year ended December 30, 2012. This amount increased from $4.6 million at January 1, 2012 to $6.6 million at December 30, 2012.

Accounts Payable. Accounts payable increased $1.2 million from January 1, 2012 to December 30, 2012, which was primarily attributable to the timing of vendor payments.

Accrued Interest. Accrued interest increased $1.8 million from January 1, 2012 to December 30, 2012, which was primarily attributable to the timing of interest payments.

Long-term Debt. Long-term debt decreased $9.2 million from January 1, 2012 to December 30, 2012 due to a $6.6 million reclassification to current portion of long-term debt of a principal payment due in 2013 as required by the 2007 Credit Facility, which represented 50% of the Excess Cash Flow related to the year ended December 30, 2012 and a $2.5 million repayment under the 2007 Credit Facility from the proceeds of the sale of our Suburban Chicago publications.

Derivative Instruments. Derivative instrument liability decreased $5.9 million from January 1, 2012 to December 30, 2012, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $1.7 million from January 1, 2012 to December 30, 2012, which resulted from the change in fair value of the interest rate swaps of $5.9 million, which was offset by a $2.6 million change to the Company’s pension and post retirement plans, a gain on derivative instruments due to amortization of $1.6 million, and a $0.1 million reclassification of income tax benefit from accumulated other comprehensive loss.

Accumulated Deficit. Accumulated deficit increased $30.3 million from January 1, 2012 to December 30, 2012, due to a net loss of $30.3 million.

Indebtedness

As of December 30, 2012, a total of $1.2 billion was outstanding under the 2007 Credit Facility; consisting of $658.3 million under the term loan facility, $245.6 million under the delayed draw term loan facility, $270.2 million under the incremental term loan facility. No amounts were outstanding under the revolving credit facility. Refer to Note 8 to the Consolidated Financial Statements for a discussion on our indebtedness.

Summary Disclosure About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations, including estimated interest payments where applicable, as of December 30, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In Thousands)
2007 Credit Facility	$63,324	$1,204,780	$—	$—	$—	$—	$1,268,104
Noncompete payments	421	286	250	200	200	200	1,557
Operating lease obligations	4,640	4,616	3,447	2,523	2,203	2,551	19,980
Letters of credit	5,182	—	—	—	—	—	5,182

Total	$73,567	$1,209,682	$3,697	$2,723	$2,403	$2,751	$1,294,823

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. We estimate cash requirements for these obligations in 2013 totaling approximately $1,577. See Note 13 of the Notes to Consolidated Financial Statements, included herein.

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

In February 2013, the FASB issued ASC Update No. 2013-02 “Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)”, which amends ASC Topic 220. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition an entity is required to present either on the face of the Statement of Income or in the Notes to the Consolidated Financial Statements significant amounts reclassified out of AOCI and should be provided by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures require under GAAP that provide additional detail about these amounts. The changes to the ASC as a result of this updated guidance are effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 will not have a material effect on the Company’s Consolidated Financial Statements.

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

The table below shows the reconciliation of income (loss) from continuing operations to Adjusted EBITDA for the periods presented:

	Year Ended December 30, 2012	Year Ended January 1, 2012(3)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(In Thousands)
Loss from continuing operations	$(28,747)	$(22,511)	$(27,383)	$(513,099)	$(659,486)
Income tax expense (benefit)	(207)	(1,803)	(155)	342	(21,139)
(Gain) loss on derivative instruments (1)	(1,635)	(913)	8,277	12,672	10,119
Gain on early extinguishment of debt (2)	—	—	—	(7,538)	—
Amortization of deferred financing costs	1,255	1,360	1,360	1,360	1,845
Write-off of financing costs	—	—	—	743	—
Interest expense	57,928	58,316	60,034	64,631	88,630
Impairment of long-lived assets	—	1,733	430	193,503	123,717
Depreciation and amortization	40,033	42,583	45,137	54,294	69,923
Goodwill and mastheads impairment	—	385	—	274,138	488,543

Adjusted EBITDA from continuing operations	$68,627 (a)	$79,150 (b)	$87,700 (c)	$81,046 (d)	$102,15 (e)

(a)	Adjusted EBITDA for the year ended December 30, 2012 included net expenses of $11,017, which are one time in nature or non-cash compensation. Included in these net expenses of $11,017 are non-cash compensation and other expenses of $6,274, non-cash portion of post-retirement benefits expense of $(896), integration and reorganization costs of $4,401 and a $1,238 loss on the sale of assets.

Adjusted EBITDA also does not include $1,386 of EBITDA generated from our discontinued operations.

(b)

Adjusted EBITDA for the year ended January 1, 2012 included net expenses of $9,461, which are one time in nature or non-cash compensation. Included in these net expenses of $9,461 are non-cash compensation and other expenses of $4,226, non-cash portion of post-retirement benefits expense of $(1,104), integration and reorganization costs of $5,884 and an $455 loss on the sale of assets.

Adjusted EBITDA also does not include $1,829 of EBITDA generated from our discontinued operations.

(c)	Adjusted EBITDA for the year ended December 31, 2010 included net expenses of $8,231, which are one time in nature or non-cash compensation. Included in these net expenses of $8,231 are non-cash compensation and other expenses of $5,005, non-cash portion of post-retirement benefits expense of $(649), integration and reorganization costs of $2,324 and a $1,551 loss on the sale of assets.

Adjusted EBITDA also does not include $2,274 of EBITDA generated from our discontinued operations.

(d)	Adjusted EBITDA for the year ended December 31, 2009 included net expenses of $9,291, which are one time in nature or non-cash compensation. Included in these net expenses of $9,291 are non-cash compensation and other expenses of $8,634, non-cash portion of post-retirement benefits expense of $(782), integration and reorganization costs of $1,857 and a $418 gain on the sale of assets.

Adjusted EBITDA also does not include $668 of EBITDA generated from our discontinued operations.

(e)	Adjusted EBITDA for the year ended December 31, 2008 included net expenses of $24,047, which are one time in nature or non-cash compensation. Included in these net expenses of $24,047 are non-cash compensation and other expenses of $18,198, non-cash portion of post-retirement benefits expense of $(1,499), integration and reorganization costs of $7,011 and $337 loss on the sale of assets.

Adjusted EBITDA also does not include $5,175 of EBITDA generated from our discontinued operations.

(1)	Non-cash (gain) loss on derivative instruments is related to interest rate swap agreements which are financing related and are excluded from Adjusted EBITDA.

(2)	Non-cash write-off of deferred financing costs are similar to interest expense and amortization of financing fees and are excluded from Adjusted EBITDA.

(3)	The year ended January 1, 2012 included a 53rd week of operations for approximately 60% of the business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. Changes in these factors could cause fluctuations in earnings and cash flow. In the normal course of business, exposure to certain of these market risks is managed as described below.

Interest Rates

On August 18, 2008, we terminated interest rate swaps with a total notional amount of $570.0 million. At December 30, 2012, after consideration of the interest rate swaps described below, $570.0 million of the remaining principal amount of our term loans are subject to floating interest rates.

Our debt structure and interest rate risks are managed through the use of floating rate debt and interest rate swaps. Our primary exposure is to LIBOR. A 100 basis point change in LIBOR would change our income from continuing operations before income taxes on an annualized basis by approximately $5.6 million, based on average pro forma floating rate debt outstanding during 2012, after consideration of the interest rate swaps of $625.0 million described below, and average amounts outstanding under the revolving credit facility during 2012.

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

A $10 per metric ton newsprint price change would result in a corresponding annualized change in our income from continuing operations before income taxes of $0.4 million based on newsprint usage for the year ended December 30, 2012 of approximately 41,400 metric tons. In 2013, 95% of the companies’ newsprint is fixed through a pricing agreement, therefore only 5% of the usage would be impacted by a price increase.

Item 8.	Financial Statements and Supplementary Data

GATEHOUSE MEDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GateHouse Media, Inc.

We have audited the accompanying consolidated balance sheets of GateHouse Media, Inc. and subsidiaries as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GateHouse Media, Inc. and subsidiaries at December 30, 2012 and January 1, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Rochester, New York
March 7, 2013

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,527	$19,212
Restricted Cash	6,467	6,167
Accounts receivable, net of allowance for doubtful accounts of $2,456 and $2,976 at December 30, 2012 and January 1, 2012, respectively	54,692	59,236
Inventory	6,019	6,017
Prepaid expenses	5,815	15,483
Other current assets	8,215	7,347

Total current assets	115,735	113,462
Property, plant, and equipment, net of accumulated depreciation of $128,208 and $116,780 at December 30, 2012 and January 1, 2012, respectively	116,510	130,937
Goodwill	13,742	13,958
Intangible assets, net of accumulated amortization of $196,878 and $179,327 at December 30, 2012 and January 1, 2012, respectively	218,981	246,661
Deferred financing costs, net	1,719	2,974
Other assets	2,605	1,876
Assets held for sale	474	934

Total assets	$469,766	$510,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$853	$1,039
Current portion of long-term debt	6,648	4,600
Accounts payable	9,396	8,216
Accrued expenses	26,258	27,625
Accrued interest	4,665	2,876
Deferred revenue	25,217	27,171

Total current liabilities	73,037	71,527
Long-term liabilities:
Long-term debt	1,167,450	1,176,638
Long-term liabilities, less current portion	2,347	2,935
Derivative instruments	45,724	51,576
Pension and other postretirement benefit obligations	15,367	13,758

Total liabilities	1,303,925	1,316,434

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at December 30, 2012 and January 1, 2012; 58,313,868 issued, and 58,077,031 outstanding at December 30, 2012 and January 1, 2012	568	568
Additional paid-in capital	831,344	831,249
Accumulated other comprehensive loss	(52,642)	(54,359)
Accumulated deficit	(1,610,917)	(1,581,114)
Treasury stock, at cost, 236,837 shares at December 30, 2012 and January 1, 2012	(310)	(310)

Total GateHouse Media stockholders’ deficit	(831,957)	(803,966)
Noncontrolling interest	(2,202)	(1,666)

Total stockholders’ deficit	(834,159)	(805,632)

Total liabilities and stockholders’ deficit	$469,766	$510,802

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010
Revenues:
Advertising	$331,419	$357,629	$386,069
Circulation	133,358	133,571	135,691
Commercial printing and other	26,187	25,763	26,057

Total revenues	490,964	516,963	547,817
Operating costs and expenses:
Operating costs	270,749	284,864	300,127
Selling, general, and administrative	145,997	147,459	156,253
Depreciation and amortization	40,033	42,583	45,137
Integration and reorganization costs	4,401	5,884	2,324
Impairment of long-lived assets	—	1,733	430
Loss on sale of assets	1,238	455	1,551
Goodwill impairment	—	385	—

Operating income	28,546	33,600	41,995
Interest expense	57,928	58,316	60,034
Amortization of deferred financing costs	1,255	1,360	1,360
(Gain) loss on derivative instruments	(1,635)	(913)	8,277
Other income	(48)	(849)	(138)

Loss from continuing operations before income taxes	(28,954)	(24,314)	(27,538)
Income tax benefit	(207)	(1,803)	(155)

Loss from continuing operations	(28,747)	(22,511)	(27,383)
Income (loss) from discontinued operations, net of income taxes	(1,592)	283	743

Net loss	(30,339)	(22,228)	(26,640)
Net loss attributable to noncontrolling interest	536	579	596

Net loss attributable to GateHouse Media	$(29,803)	$(21,649)	$(26,044)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.49)	$(0.38)	$(0.46)
Net loss attributable to GateHouse Media	$(0.51)	$(0.37)	$(0.45)
Other comprehensive income (loss):
Gain (loss) on derivative instruments, net of income taxes of $0	$4,364	$11,052	$(12,691)
Pension and other postretirement benefit items:
Net actuarial loss	(2,530)	(2,663)	(662)
Amortization of net actuarial loss	383	83	112
Amortization of prior service credit	(457)	(457)	(457)
Other adjustment	(43)	240	—

Total pension and other postretirement benefit items, net of income taxes of $0	(2,647)	(2,797)	(1,007)

Other comprehensive income (loss), net of tax	1,717	8,255	(13,698)

Comprehensive loss	(28,622)	(13,973)	(40,338)
Comprehensive loss attributable to noncontrolling interest	(536)	(579)	(596)

Comprehensive loss attributable to GateHouse Media	$(28,086)	$(13,394)	$(39,742)

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2009	58,313,868	$568	$829,009	$(48,916)	$(1,533,421)	209,859	$(306)	$(510)	$(753,576)
Net loss	—	—	—	—	(26,044)	—	—	(596)	(26,640)
Loss on derivative instruments, net of income taxes of $0	—	—	—	(12,691)	—	—	—	—	(12,691)
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(1,007)	—	—	—	—	(1,007)
Non-cash compensation expense	—	—	1,715	—	—	—	—	—	1,715
Stock issued by non wholly owned subsidiary	—	—	63	—	—	—	—	19	82
Purchase of treasury stock	—	—	—	—	—	25,402	(4)	—	(4)

Balance at December 31, 2010	58,313,868	$568	$830,787	$(62,614)	$(1,559,465)	235,261	$(310)	$(1,087)	$(792,121)

Net loss	—	—	—	—	(21,649)	—	—	(579)	(22,228)
Gain on derivative instruments, net of income taxes of $0	—	—	—	11,052	—	—	—	—	11,052
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(2,797)	—	—	—	—	(2,797)
Non-cash compensation expense	—	—	462	—	—	—	—	—	462
Purchase of treasury stock	—	—	—	—	—	1,576	—	—	—

Balance at January 1, 2012	58,313,868	$568	$831,249	$(54,359)	$(1,581,114)	236,837	$(310)	$(1,666)	$(805,632)

Net loss	—	—	—	—	(29,803)	—	—	(536)	(30,339)
Gain on derivative instruments, net of income taxes of $0	—	—	—	4,364	—	—	—	—	4,364
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(2,647)	—	—	—	—	(2,647)
Non-cash compensation expense	—	—	95	—	—	—	—	—	95

Balance at December 30, 2012	58,313,868	$568	$831,344	$(52,642)	$(1,610,917)	236,837	$(310)	$(2,202)	$(834,159)

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 30, 2012	Year ended January 1, 2012	Year ended December 31, 2010
Cash flows from operating activities:
Net loss	$(30,339)	$(22,228)	$(26,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,627	43,393	46,122
Amortization of deferred financing costs	1,255	1,360	1,360
(Gain) loss on derivative instruments	(1,635)	(913)	8,277
Non-cash compensation expense	95	462	1,715
Loss on sale of assets	1,270	806	1,540
Pension and other postretirement benefit obligations	(939)	(1,859)	(1,401)
Impairment of long-lived assets	2,128	2,051	834
Goodwill impairment	216	385	—
Changes in assets and liabilities:
Accounts receivable, net	3,448	2,478	6,157
Inventory	(2)	1,714	(682)
Prepaid expenses	9,605	(4,977)	(5,378)
Other assets	(1,903)	(585)	(78)
Accounts payable	1,322	2,311	(170)
Accrued expenses	(1,253)	(1,152)	(1,631)
Accrued interest	1,789	71	(430)
Deferred revenue	(1,597)	(177)	(478)
Other long-term liabilities	(588)	(701)	(2,664)

Net cash provided by operating activities	23,499	22,439	26,453

Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,687)	(3,330)	(4,780)
Proceeds from sale of publications, other assets and insurance	3,643	2,599	4,156

Net cash used in investing activities	(1,044)	(731)	(624)

Cash flows from financing activities:
Repayments under short-term debt	—	—	(8,000)
Repayments under current portion of long-term debt	(4,600)	(11,249)	(2,513)
Repayments under long-term debt	(2,540)	—	—
Purchase of treasury stock	—	—	(4)
Stock issued by non wholly owned subsidiary	—	—	7
Repurchase of subsidiary preferred stock	—	—	(11,500)

Net cash used in financing activities	(7,140)	(11,249)	(22,010)

Net increase in cash and cash equivalents	15,315	10,459	3,819
Cash and cash equivalents at beginning of period	19,212	8,753	4,934

Cash and cash equivalents at end of period	$34,527	$19,212	$8,753

Supplemental disclosures on cash flow information:
Cash interest paid	$55,976	$58,225	$59,317
Cash income taxes paid	—	—	80

See accompanying notes to consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(1) Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

GateHouse Media, Inc. (“GateHouse”), formerly Liberty Group Publishing, Inc. (“LGP”), and its subsidiaries is a leading U.S. publisher of local newspapers and related publications that are generally the dominant source of local news and print advertising in their markets. As of December 30, 2012, the Company (as defined below) owned and operated 406 publications located in 21 states. The majority of the Company’s paid daily newspapers have been published for more than 100 years and are typically the only paid daily newspapers of general circulation in their respective nonmetropolitan markets. The Company’s publications generally face limited competition as a result of operating in small and midsized markets that can typically support only one newspaper. The Company has strategically clustered its publications in geographically diverse, nonmetropolitan markets in the Midwest and Northeast United States, which limits its exposure to economic conditions in any single market or region.

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

(c) Recent Developments

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to the Company of additional borrowings under its 2007 Credit Facility, see Note 8. As a result, the Company previously implemented and continues to implement plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, cost reduction programs, and the sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments for the next year.

In February 2013, the US Postal Service announced that it will end Saturday delivery beginning in August 2013. The Company is evaluating the impact of this change, but does not expect it to be material.

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

(e) Fiscal Year

Prior to 2011, the Company’s fiscal year ended on December 31. Effective January 1, 2011, the Company’s fiscal year changed to a 52 week operating year ending on the Sunday closest to December 31. For 2012 a portion of the business had 364 days of operations compared to 366 days in 2011. The 2012 fiscal year ended on December 30, 2012. The year ended January 1, 2012 encompassed a 53-week period for approximately 60% of the Company.

(f) Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company’s allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. The Company generally does not require collateral.

(g) Inventory

Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. In 2011 and 2012 the Company purchased approximately 75% of its newsprint from one vendor. In 2013 the Company expects to purchase approximately 95% of newsprint from the same vendor.

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

Goodwill and mastheads are not amortized pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (ASU) Topic 350 “Intangibles – Goodwill and Other” (“ASC 350”). Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

In accordance with ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in the Company’s stock price. The Company performs an annual impairment assessment on the last day of its fiscal second quarter. As required by ASC 350, the Company performs its impairment analysis on each of its reporting units. The reporting units have discrete financial information which are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions by the Company. The Company estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the Company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The fair value of goodwill was allocated to each of the new reporting units: Small Community Newspapers, Large Daily Newspapers and Metro Newspapers. The Company determined that impairment indicators were present for the Metro Newspaper reporting unit, which had a goodwill balance of $216. As of April 1, 2012 the Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $216 of goodwill was impaired and this amount was subsequently reclassified to discontinued operations, see Note 19. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believes were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that impairments of these assets were not present.

Due to an operational management change in the fourth quarter of 2011, certain properties having a goodwill balance of $385 were transferred to a reporting unit that previously did not have a goodwill balance. The Company performed an impairment assessment for this reporting unit and as a result an impairment charge related to goodwill of $385 was recorded as of January 1, 2012. The Company performed further analysis of this reporting unit’s intangible assets and determined that additional impairments were not present as of year-end. A review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined that no indicators of impairment were present.

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

(l) Fair Value of Financial Instruments

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. An estimate of the fair value of the Company’s debt is disclosed in Note 8.

The Company accounts for derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) and FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”). These standards require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments will affect either accumulated other comprehensive loss or net loss depending on whether the derivative instrument qualifies as an effective hedge for accounting purposes and, if so, the nature of the hedging activity. The fair value of the Company’s derivative financial instruments is disclosed in Note 9.

(m) Cash Equivalents

Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

(n) Deferred Financing Costs

Deferred financing costs consist of costs incurred in connection with debt financings. Such costs are amortized on a straight-line basis over the estimated remaining term of the related debt.

(o) Advertising

Advertising costs are expensed in the period incurred. The Company incurred total advertising expenses of $3,419, $2,620 and $3,549 during the years ended December 30, 2012, January 1, 2012 and December 31, 2010, respectively.

(p) Earnings (loss) per share

Basic earnings (loss) per share is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issued through common stock equivalents.

(q) Stock-based Employee Compensation

FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the consolidated financial statements over the service period (generally the vesting period) based on fair values measured on grant dates.

(r) Pension and Postretirement Liabilities

FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”) requires recognition of an asset or liability in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in accumulated other comprehensive loss. During the years ended December 30, 2012, January 1, 2012 and December 31, 2010 a total of $(2,647), $(2,797) and $(1,007) net of taxes of $0, $0 and $0, respectively, was recognized in other comprehensive loss (see Note 13).

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

(u) Recently Issued Accounting Pronouncements

In July 2012, the FASB Accounting Standard Update (ASU) 2012-02, “Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this update allow companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The changes to the ASC as a result of this update are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 will not have a material effect on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASC Update No. 2013-02 “Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)”, which amends ASC Topic 220. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition an entity is required to present either on the face of the Statement of Income or in the Notes to the Consolidated Financial Statements significant amounts reclassified out of AOCI and should be provided by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures require under GAAP that provide additional detail about these amounts. The changes to the ASC as a result of this updated guidance are effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 will not have a material effect on the Company’s Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation expense for share-based payments of $95, $462 and $1,715, during the years ended December 30, 2012, January 1, 2012 and December 31, 2010, respectively. The total compensation cost not yet recognized related to non-vested awards as of December 30, 2012 was $23, which is expected to be recognized over a weighted-average period of 0.3 years through April 2013.

(a) Restricted Share Grants (“RSGs”)

Prior to the Company’s IPO in 2006, the Company had issued 792,500 RSGs to certain management investors pursuant to each investor’s management stockholder agreement (each, a “Management Stockholder Agreement”). Under the Management Stockholder Agreements, RSGs vest by one-third on each of the third, fourth and fifth anniversaries from the grant date. Following the adoption of the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”) in October 2006, an additional 268,680 RSGs were granted during the year ended December 31, 2006 to Company directors, management, and employees. During the year ended December 31, 2007 an additional 198,846 RSGs were granted to Company directors, management and employees, 105,453 of which were both granted and forfeited. During the year ended December 31, 2008 an additional 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited. During the year ended December 31, 2009 an additional 100,000 RSGs were granted to Company management. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control as defined in the applicable award agreement, all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital. During the years ended December 30, 2012, January 1, 2012 and December 31, 2010 the Company recognized $95, $462 and $1,715 respectively in share-based compensation expense related to RSGs and is recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss).

As of December 30, 2012 and January 1, 2012, there were 25,424 and 84,181 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.04 and $3.67, respectively. As of December 30, 2012, the aggregate intrinsic value of unvested RSGs was $2. As of December 30, 2012, the aggregate fair value of vested RSGs was $4.

RSG activity was as follows:

	Year Ended December 30, 2012		Year Ended January 1, 2012		Year Ended December 31, 2010
	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at beginning of year	84,181	$3.67	299,560	$8.89	570,696	$10.01
Granted	—	—	—	—	—	—
Vested	(58,757)	2.65	(215,379)	10.93	(264,403)	11.29
Forfeited	—	—	—	—	(6,733)	9.75

Unvested at end of year	25,424	$6.04	84,181	$3.67	299,560	$8.89

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

Information related to restructuring program activity during the years ended December 30, 2012 and January 1, 2012 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total
Balance at December 31, 2010	$253	$1	$254
Restructuring provision included in Integration and Reorganization (2)	3,724	2,226	5,950
Cash payments	(3,077)	(1,801)	(4,878)

Balance at January 1, 2012	$900	$426	$1,326
Restructuring provision included in Integration and Reorganization (2)	3,610	800	4,410
Cash payments	(3,826)	(1,062)	(4,888)

Balance at December 30, 2012	$684	$164	$848

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

The restructuring reserve balance as of December 30, 2012, for all programs was $848, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the years ended December 30, 2012 and January 1, 2012.

	Years Ended
	December 30, 2012	January 1, 2012
Severance and related costs (2)	$3,610	$3,724
Other costs (1) (2)	800	2,226
Cash payments	(4,888)	(4,878)

(1)	Other costs primarily included costs to consolidate operations.
(2)	Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the operations ceased.

Additionally, during the year ended January 1, 2012, the Company recognized an impairment charge of $1,696 related to the consolidation of its print operations. Refer to Note 16 for fair value measurement discussion.

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	December 30, 2012	January 1, 2012
Land	$19,384	$19,627
Buildings and improvements	84,028	86,786
Machinery and equipment	118,907	120,554
Furniture, fixtures, and computer software	20,673	20,225
Construction in progress and other non-depreciating assets	1,726	525

	244,718	247,717
Less: accumulated depreciation and amortization	(128,208)	(116,780)

Total	$116,510	$130,937

Depreciation expense during the years ended December 30, 2012, January 1, 2012 and December 31, 2010 was $16,435, $18,669 and $21,099, respectively.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,839	$131
Advertiser relationships	278,543	145,878	132,665
Customer relationships	8,940	3,597	5,343
Subscriber relationships	82,280	39,226	43,054
Trade name	5,493	3,204	2,289
Publication rights	345	134	211

Total	$380,571	$196,878	$183,693

Nonamortized intangible assets:
Goodwill	$13,742
Mastheads	35,288

Total	$49,030

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,479	$491
Advertiser relationships	286,478	134,228	152,250
Customer relationships	8,940	2,946	5,994
Subscriber relationships	83,158	34,908	48,250
Trade name	5,493	2,655	2,838
Publication rights	345	111	234

Total	$389,384	$179,327	$210,057

Nonamortized intangible assets:
Goodwill	$13,958
Mastheads	36,604

Total	$50,562

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.7 years for advertiser relationships, 13.8 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the years ended December 30, 2012, January 1, 2012 and December 31, 2010 was $23,598, $23,914 and $24,037, respectively. Estimated future amortization expense as of January 1, 2012, is as follows:

For the years ending the Sunday closest to December 31:
2013	$23,323
2014	23,277
2015	23,243
2016	21,316
2017	20,242
Thereafter	72,292

Total	$183,693

The changes in the carrying amount of goodwill for the years ended December 30, 2012 and January 1, 2012 are as follows:

Gross balance at December 31, 2010	$886,843
Accumulated impairment losses	(872,500)

Net balance at December 31, 2010	$14,343

Goodwill impairment	(385)

Balance at January 1, 2012	$13,958

Gross balance at January 1, 2012	$886,843
Accumulated impairment losses	(872,885)

Net balance at January 1, 2012	$13,958

Goodwill impairment from divestitures (1)	(216)

Balance at December 30, 2012	$13,742

Gross balance at December 30, 2012	$886,843
Accumulated impairment losses	(873,101)

Net balance at December 30, 2012	$13,742

(1)	Goodwill impairment was initially recognized in continuing operations and was subsequently reclassified to discontinued operations expense at the time the operations were classified as held for sale.

As of December 30, 2012 and January 1, 2012, goodwill in the amount $606,013 was deductible for income tax purposes.

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

As part of the annual impairment assessment, as of June 30, 2010, the fair values of the Company’s reporting units for goodwill impairment testing and individual newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that current transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results for the only reporting unit having a goodwill balance at the time, no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

As of September 30, 2010, December 31, 2010, and March 27, 2011 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 30, 2010 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

As part of the annual impairment assessment, as of June 26, 2011, the fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results for the only reporting unit having a goodwill balance at the time, no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the stock market price and fair value of debt) plus an estimated control premium.

As of September 25, 2011 a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the June 26, 2011 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined that an impairment analysis was not required.

Due to an operational management change in the fourth quarter of 2011, certain properties having a goodwill balance of $385 were transferred to a reporting unit that previously did not have a goodwill balance. The Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $385 of goodwill was impaired. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that impairments of these assets were not present as of year-end.

As of January 1, 2012, a review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined no indicators of impairment were present.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The fair value of goodwill was allocated to each of the new reporting units: Small Community Newspapers, Large Daily Newspapers and Metro Newspapers. The Company determined that impairment indicators were present for the Metro Newspaper reporting unit, which had a goodwill balance of $216. As of April 1, 2012 the Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $216 of goodwill was impaired and this amount was subsequently reclassified to discontinued operations, see Note 19. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that impairments of these assets were not present.

As of April 1, 2012, a review of impairment indicators was performed for the Company’s other reporting units and it was determined that financial results and forecast had not changed materially since the June 26, 2011 impairment test and it was determined no indicators of impairment were present.

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

As of September 30, 2012 and December 30, 2012, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the July 1, 2012 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined no indicators of impairment were present.

The newspaper industry and our Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, we may be required to record additional impairment charges in the future.

(6) Accrued Expenses

Accrued expenses consisted of the following:

	December 30, 2012	January 1, 2012
Accrued payroll	$4,305	$3,790
Accrued bonus	2,219	4,465
Accrued vacation	959	1,396
Accrued insurance	6,903	6,488
Accrued newsprint	—	45
Accrued other	11,872	11,441

	$26,258	$27,625

(7) Lease Commitments

The future minimum lease payments related to the Company’s non-cancelable operating lease commitments as of December 30, 2012 are as follows:

For the years ending the Sunday closest to December 31:
2013	$4,640
2014	4,616
2015	3,447
2016	2,523
2017	2,203
Thereafter	2,551

Total minimum lease payments	$19,980

Rental expense under operating leases for the years ended December 30, 2012, January 1, 2012 and December 31, 2010 was $5,009, $5,382 and $5,297, respectively.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments (except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; a material inaccuracy of representations and warranties; breach of covenants; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at December 30, 2012 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant.

First Amendment to 2007 Credit Facility

On May 7, 2007, the borrowers entered into the First Amendment to amend the 2007 Credit Facility (the “First Amendment”). The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrowers, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of December 30, 2012, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Second Amendment to 2007 Credit Facility

On February 3, 2009, the Company entered into a Second Amendment to the 2007 Credit Facility (the “Second Amendment”).

The Second Amendment, among other things, permits the borrowers to repurchase term loans outstanding under the 2007 Credit Facility at prices below par through one or more Modified Dutch Auctions (as defined in the Second Amendment) through December 31, 2011, provided that: (a) no Default or Event of Default (each as described in the 2007 Credit Facility) under the 2007 Credit Agreement has occurred and is continuing or would result from such repurchases; (b) the sum of Unrestricted Cash and Accessible Borrowing Availability (as defined in the Second Amendment) under the 2007 Credit Facility is greater than or equal to $20,000; and (c) no Extension of Credit (as defined in the Second Amendment) is outstanding under the revolving credit facility before or after giving effect to such repurchases. The Second Amendment further provides that such repurchases may result in the prepayment of term loans on a non-pro rata basis. No debt repurchases were required to be made pursuant to the Second Amendment and no repurchases were made.

The Second Amendment also reduced the aggregate principal amounts available under the 2007 Credit Facility, as follows: (a) for revolving loans, from $40,000 to $20,000; (b) for the letter of credit subfacility, from $15,000 to $5,000; and (c) for the swingline loan subfacility, from $10,000 to $5,000.

In addition, the Second Amendment provides that Holdco may not incur additional term debt under the 2007 Credit Facility unless the Senior Secured Incurrence Test (as defined in the Second Amendment) is less than 4.00 to 1 and the current Incurrence Test (as defined in the Second Amendment) is satisfied. At December 30, 2012, Holdco was not able to incur additional debt under the 2007 Credit Facility.

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

2007 Credit Facility Excess Cash Flow Payment and Outstanding Balance

As required by the 2007 Credit Facility, as amended, on March 15, 2012 and March 2, 2011, the Company made principal payments of $4,600 and $11,249, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended January 1, 2012 and December 31, 2010, respectively. As of December 30, 2012, a total of $1,174,098 was outstanding under the 2007 Credit Facility; consisting of $658,281 under the term loan facility, $245,627 under the delayed draw term loan facility, and $270,190 under the incremental term loan facility. No amounts were outstanding under the revolving credit facility. Following the filing of this Annual Report (Form 10-K) on March 7, 2013 the Company expects to make a principal payment of $6,648, which represents 50% of the Excess Cash Flow related to the fiscal year ended December 30, 2012, as required by the 2007 Credit Facility, as amended. This amount has been classified as current portion of long-term debt in the accompanying Consolidated Balance Sheet at December 30, 2012.

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

Fair Value

The fair value of the Company’s total long-term debt, determined based on the average yield to maturity of publicly traded debt with similar ratings and consistent maturities and terms, Level 2 inputs (see Note 16), was approximately $715,000. The average yield to maturity of such publicly traded debt used in valuing the Company’s debt ranged from 6.9% to 52.0% with an average of 19.7%. The fair value is an estimate based on publicly available information and may not necessarily represent the fair market value in an arm’s length transaction.

Payment Schedule

As of December 30, 2012, scheduled principal payments of outstanding debt are as follows:

2013	6,648
2014	1,167,450

$1,174,098
Less: Short-Term Debt	6,648

Long-Term Debt	$1,167,450

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

In order to reduce such risks, the Company primarily uses interest rate swap agreements to change floating-rate long term debt to fixed-rate long-term debt. This type of hedge is intended to qualify as a “cash-flow hedge” under ASC 815. For these instruments, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss in the Consolidated Statement of Stockholders’ Equity (Deficit) and recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) in the same period in which the hedged transaction impacts earnings. The ineffective portion of the change in the fair value of the derivative is immediately recognized in earnings.

Fair Values of Derivative Instruments

	Liability Derivatives
	December 30, 2012		January 1, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$45,724	Derivative Instruments	$51,576

Total derivatives		$45,724		$51,576

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Years Ended December 30, 2012, January 1, 2012 and December 31, 2010

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2012	2011	2010
Interest rate swaps	Gain (loss) on derivative instruments	$1,635	$913	$(8,277)

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate swaps	$5,832	$13,829	$(20,801)	Interestincome/ (expense)	$(28,771)	$(29,560)	$(38,209)	Other income/ (expense)	$20	$85	$(167)

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000 maturing June 2012 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On

January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. During the twelve months ended December 30, 2012, ($1,615) was amortized and recognized through earnings relating to balances in accumulated other comprehensive income and the associated deferred income taxes of $148 were recognized in income tax expense. As of December 30, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000 maturing July 2011 as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income is reclassified into earnings over the remaining life of the item previously hedged. As of December 30, 2012, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the year ended December 30, 2012, the fair value of the swap increased by $969, net, of which $0 was recognized through earnings and $969 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the year ended December 30, 2012, the fair value of the swap increased by $2,293, net, of which $3 was recognized through earnings and $2,290 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the year ended December 30, 2012, the fair value of the swap increased by $1,900, net, of which a decrease of $20 was recognized through earnings and an increase of $1,920 was recognized through accumulated other comprehensive income.

During September, 2007, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one-month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the year ended December 30, 2012, the fair value of the swap increased by $690, net, of which $37 was recognized through earnings and $653 was recognized through accumulated other comprehensive income.

Upon the maturity of a redesignated hedge the Company reviewed all amounts in accumulated other comprehensive income and determined $240 should be reclassified from the derivative to the pension balance during the twelve months ended January 1, 2012.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of December 30, 2012 and January 1, 2012 was $45,651 and $50,017, respectively.

(10) Income Taxes

Income tax expense (benefit) on loss from continuing operations for the periods shown below consisted of:

	Current	Deferred	Total
Year ended December 30, 2012:
U.S. Federal	$149	$—	$149
State and local	(356)	—	(356)

	$(207)	—	$(207)

Year ended January 1, 2012:
U.S. Federal	$(1,368)	$—	$(1,368)
State and local	(435)	—	(435)

	$(1,803)	—	$(1,803)

Year ended December 31, 2010:
U.S. Federal	$—	$—	$—
State and local	(155)	—	(155)

	$(155)	—	$(155)

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes as a result of the following:

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010
Computed “expected” tax benefit	$(9,303)	$(8,171)	$(8,755)
Increase (decrease) in income tax benefit resulting from:
State and local income taxes, net of federal benefit	20	(367)	—
Nondeductible meals, entertainment, and other expenses	393	358	82
Return to provision adjustment	288	6	(60)
Impairment of Non-Deductible Goodwill	—	51	—
Change in valuation allowance	8,462	6,183	7,755
Increase (decrease) to provision for unrecognized tax benefits	(356)	120	(155)
Preferred stock dividend	—	—	899
Other	289	17	79

	$(207)	$(1,803)	$(155)

During the year ended December 30, 2012, the income tax benefit, net of income tax valuation allowance, was $207.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 30, 2012 and January 1, 2012 are presented below:

	December 30, 2012	January 1, 2012
Current deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$962	$1,165
Accrued expenses	12,077	12,976
Inventory capitalization	2,356	2,356

Gross current deferred tax assets	15,395	16,497
Less valuation allowance	(15,395)	(16,497)

Net current deferred tax assets	—	—

Non-current deferred tax assets:
Derivative instruments	17,870	20,219
Pension and other postretirement benefit obligation	8,922	7,489
Long-lived and intangible assets, principally due to differences in depreciation and amortization	160,131	183,794
Net operating losses	242,272	204,955

Gross non-current deferred tax assets	429,195	416,457
Less valuation allowance	(429,195)	(416,457)

Net non-current deferred tax assets	—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

During the year ended December 31, 2010, the valuation allowance increased by $10,980, of which $5,617 was charged to earnings and $5,363 was recorded through accumulated other comprehensive income. During the year ended January 1, 2012, the valuation allowance increased by $2,707 of which $6,551 was charged to earnings and $3,844 was recorded as a reduction through accumulated other comprehensive income. During the year ended December 30, 2012, the valuation allowance increased by $11,636 of which $11,795 was charged to earnings, $513 was charged to discontinued operations, and $672 was recorded as a reduction through accumulated other comprehensive income.

At December 30, 2012, the Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $632,120, which are available to offset future taxable income, if any. These Federal and state net operating loss carryforwards begin to expire on various dates from 2018 through 2031. A portion of these net operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

At December 30, 2012, the Company had uncertain tax positions of $4,677 which, if recognized, would impact the effective tax rate. The Company did not record significant amounts of interest and penalties related to uncertain tax positions for the year ended December 30, 2012. Certain amounts were recognized in 2012 due to expiration of the statute of limitations.

A reconciliation of the beginning and ending amount of uncertain tax positions for the years ended December 30, 2012 and January 1, 2012 are as follows:

Balance as of January 1, 2011	$4,913
Increases based on tax positions prior to 2011	120

Uncertain tax positions as of January 1, 2012	$5,033
Decreases based on tax positions prior to 2012	(399)
Increases based on tax positions prior to 2012	43

Uncertain tax positions as of December 30, 2012	$4,677

The Company does not anticipate significant increases or decreases in our uncertain tax positions within the next twelve months. The Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes.

The Company files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2009 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

(11) Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended December 31, 2010
Numerator for earnings per share calculation:
Loss from continuing operations attributable to GateHouse Media	$(28,211)	$(21,932)	$(26,787)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	(1,592)	283	743

Net loss attributable to GateHouse Media	$(29,803)	$(21,649)	$(26,044)
Denominator for earnings per share calculation:
Basic weighted average shares outstanding	58,041,907	57,949,815	57,723,353
Dilutive securities, including restricted share grants	—	—	—

Diluted weighted average shares outstanding	58,041,907	57,949,815	57,723,353
Loss per share—basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.49)	$(0.38)	$(0.46)
Income (loss) from discontinued operations, attributable to GateHouse Media, net of taxes	(0.02)	0.01	0.01

Net loss attributable to GateHouse Media	$(0.51)	$(0.37)	$(0.45)

During the years ended December 30, 2012, January 1, 2012 and December 31, 2010, 25,424, 84,181 and 299,560 RSGs, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

(12) Employee Benefit Plans

The Company maintains a GateHouse Media, Inc. defined contribution plan (the “Defined Plan”) designed to conform to IRS rules for 401(k) plans for all of its employees satisfying minimum service requirements as set forth under the plan. The plan allows for a matching contribution at the discretion of the Company. Employees can contribute amounts up to 100% of their eligible gross wages to the plan, subject to IRS limitations. The Company implemented a Companywide matching contribution on January 1, 2008 and discontinued offering such matching contribution across the Company on January 1, 2009. Effective January 2, 2012 the Company reinstated the matching contribution across the Company. During fiscal 2010 and 2011 the Company only offered a matching contribution to certain groups of the Company’s employees. The Company’s current match ranges from 50% to 100% of a specified portion of employee contribution, which specified portion ranges from 1% to 6% of eligible gross wages. During the year ended December 30, 2012, when the Company offered a matching contribution across the entire Company, the Company’s matching contribution to the plan was $1,033. During the years ended January 1, 2012 and December 31, 2010, when the Company did not offer a matching contribution across the entire Company, the Company’s matching contributions to the plan were $117 and $102, respectively.

The Company maintains three nonqualified deferred compensation plans, as described below, for certain of its employees.

The Company maintains the GateHouse Media, Inc. Publishers’ Deferred Compensation Plan (“Publishers Plan”), a nonqualified deferred compensation plan for the benefit of certain designated publishers of the Company’s newspapers. Under the Publishers Plan, the Company credits an amount to a bookkeeping account established for each participating publisher pursuant to a pre-determined formula, which is based upon the gross operating profits of each such publisher’s newspaper. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating publisher vest on an installment basis over a period of 15 years. A participating publisher forfeits all amounts under the Publishers Plan in the event that the publisher’s employment with the Company is terminated for “cause”, as defined in the Publishers Plan. Amounts credited to a participating publisher’s bookkeeping account are distributable upon termination of the publisher’s employment with the Company and will be made in a lump sum or installments as elected by the publisher. The Publisher’s Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Publisher’s Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Publishers Plan for the years ended December 30, 2012, January 1, 2012 and December 31, 2010, respectively.

The Company maintains the GateHouse Media, Inc. Executive Benefit Plan (“Executive Benefit Plan”), a nonqualified deferred compensation plan for the benefit of certain key employees of the Company. Under the Executive Benefit Plan, the Company credits an amount, determined at the Company’s sole discretion, to a bookkeeping account established for each participating key employee. The bookkeeping account is credited with earnings and losses based upon the investment choices selected by the participant. The amounts credited to the bookkeeping account on behalf of each participating key employee vest on an installment basis over a period of 5 years. A participating key employee forfeits all amounts under the Executive Benefit Plan in the event that the key employee’s employment with the Company is terminated for “cause”, as defined in the Executive Benefit Plan. Amounts credited to a participating key employee’s bookkeeping account are distributable upon termination of the key employee’s employment with the Company, and will be made in a lump sum or installments as elected by the key employee. The Executive Benefit Plan was frozen effective as of December 31, 2006, and all accrued benefits of participants under the terms of the Executive Benefit Plan became 100% vested. The Company recorded $0, $0 and $0 of compensation expense related to the Executive Benefit Plan for the years ended December 30, 2012, January 1, 2012 and December 31, 2010, respectively.

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

(13) Pension and Postretirement Benefits

As a result of the Enterprise News Media, LLC and Copley Press, Inc. acquisitions, the Company maintains a pension plan and postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The Enterprise News Media, LLC pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008 the medical and life insurance benefits were frozen and the plan was amended to limit future benefits to a select group of active employees under the Enterprise News Media, LLC postretirement medical and life insurance plan.

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 30, 2012 and January 1, 2012, for the years ended December 30, 2012 and January 1, 2012.

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 30, 2012	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 1, 2012
Change in projected benefit obligation:
Benefit obligation at beginning of period	$23,926	$6,461	$23,142	$6,413
Service cost	300	40	200	42
Interest cost	1,203	273	1,238	303
Actuarial loss	3,422	187	946	23
Benefits and expenses paid	(1,725)	(282)	(1,600)	(321)
Participant contributions	—	14	—	18
Employer implicit subsidy fulfilled	—	(27)	—	(17)

Projected benefit obligation at end of period	$27,126	$6,666	$23,926	$6,461

Change in plan assets:
Fair value of plan assets at beginning of period	$16,498	$—	$17,101	$—
Actual return on plan assets	2,353	—	(372)	—
Employer contributions	1,115	268	1,369	303
Employer implicit subsidy contribution	—	27	—	17
Participant contributions	—	14	—	18
Employer implicit subsidy fulfilled	—	(27)	—	(17)
Benefits paid	(1,402)	(282)	(1,295)	(321)
Expenses paid	(323)	—	(305)	—

Fair value of plan assets at end of period	$18,241	$—	$16,498	$—

Reconciliation of funded status:
Benefit obligation at end of period	$(27,126)	$(6,666)	$(23,926)	$(6,461)
Fair value of assets at end of period	18,241	—	16,498	—
Funded status	(8,885)	(6,666)	(7,428)	(6,461)
Unrecognized prior service cost	—	(1,525)	—	(2,155)
Unrecognized actuarial (gain) loss	8,294	220	6,289	206

Net accrued benefit cost	$(591)	$(7,971)	$(1,139)	$(8,410)

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 30, 2012	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 1, 2012
Balance sheet presentation:
Accrued liabilities	$—	$423	$—	$393
Pension and other postretirement benefit obligations	8,885	6,243	7,428	6,068
Accumulated other comprehensive income	(8,294)	1,305	(6,289)	1,949

Net accrued benefit cost	$591	$7,971	$1,139	$8,410

Components of net periodic benefit cost:
Service cost	$300	$40	$200	$42
Interest cost	1,203	273	1,238	303
Expected return on plan assets	(1,275)	—	(1,324)	—
Amortization of prior service cost	—	(457)	—	(457)
Amortization of unrecognized (gain) loss	382	—	82	—

Net periodic benefit cost	$610	$(144)	$196	$(112)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	$2,343	$187	$2,640	$23
Amortization of net actuarial loss	(383)	—	(83)	—
Amortization of prior service credit	—	457	—	457
Other adjustment	43	—	(240)	—

Total recognized in other comprehensive income	$2,003	$644	$2,317	$480

Comparison of obligations to plan assets:
Projected benefit obligation	$27,126	$6,666	$23,926	$6,461
Accumulated benefit obligation	27,126	6,666	23,926	6,461
Fair value of plan assets	18,241	—	16,498	—

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 30, 2012	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 1, 2012
Weighted average discount rate	4.1%	3.6%	5.1%	4.4%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.75%	—	7.75%	—
Current year trend	—	7.7%	—	8.1%
Ultimate year trend	—	4.8%	—	4.8%
Year of ultimate trend	—	2022	—	2021

The following assumptions were used to calculate the net periodic benefit cost for the Company’s defined benefit pension and post retirement plans:

	Pension	Postretirement	Pension	Postretirement
	Year Ended December 30, 2012	Year Ended December 30, 2012	Year Ended January 1, 2012	Year Ended January 1, 2012
Weighted average discount rate	5.1%	4.4%	5.7%	5.3%
Rate of increase in future compensation levels	—	—	—	—
Expected return on assets	7.75%	—	7.75%	—
Current year trend	—	8.1%	—	8.5%
Ultimate year trend	—	4.8%	—	4.8%
Year of ultimate trend	—	2022	—	2021

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

Postretirement
Year Ended December 30, 2012
Effect of 1% increase in health care cost trend rates
APBO	$7,092
Dollar change	$426
Percent change	6.4%
Effect of 1% decrease in health care cost trend rates
APBO	$6,308
Dollar change	$(358)
Percent change	(5.4)%

Fair Value of plan assets are measured on a recurring basis using quoted market prices in active markets for identical assets, Level 1 input. The pension plan’s assets by asset category are as follows:

	December 30, 2012		January 1, 2012
	Dollar	Percent	Dollar	Percent
Equity mutual funds	$12,299	67%	$10,105	61%
Fixed income mutual funds	5,320	29%	5,353	33%
Cash and cash equivalents	575	3%	346	2%
Other	47	1%	694	4%

Total	$18,241	100%	$16,498	100%

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

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2013	$1,451	$430
2014	1,451	428
2015	1,498	433
2016	1,528	428
2017	1,536	393
2018-2022	7,942	1,743
Employer contribution expected to be paid during the year ending December 31, 2013	$1,147	$430

The postretirement plans are not funded.

The aggregate amount of net actuarial loss and prior service cost related to the Company’s pension and post retirement plans recognized in other comprehensive income as of December 30, 2012 was $6,991.

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

The Company’s participation in these plans for the year ended December 30, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number. Unless otherwise noted, the two most recent Pension Protection Act (PPA) zone statuses available are for the plan’s for the years ended December 30, 2012 and January 1, 2012, respectively. The zone status is based on information that the company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded; plans in the orange zone are both a) less than 80% funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

The Company makes all required contributions to these plans as determined under the respective CBAs. For each of the plans listed below, the Company’s contribution represented less than 5% of total contributions to the plan.

Pension Plan Name	EIN Number/ Plan Number	Zone Status		FIP/RP Status Pending/ Implemented	Contributions (in thousands)			Surcharge Imposed	Expiration Dates of CBAs
		2012	2011		2012	2011	2010
CWA/ITU Negotiated Pension Plan	13-6212879/001	Red	Red	Implemented	$13	$9	$8	No	Under negotiation
GCIU—Employer Retirement Benefit Plan (a)(b)	91-6024903/001	Red	Red	Implemented	89	87	89	No	11/14/2014
The Newspaper Guild International Pension Plan (a)	52-1082662/001	Red	Red	Implemented	49	130	146	No	09/30/2014

Total					$151	$226	$243

(a)	This plan has elected to utilize special amortization provisions provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.
(b)	During the fiscal year 2012 the Company accrued $1,185 related to this plan due to the discontinuance of press operations at its Suburban Chicago location.

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

As of December 30, 2012 and January 1, 2012, a total of 25,424 and 84,181 RSGs were outstanding under the Plan, respectively.

(15) Assets Held for Sale

As of December 30, 2012 and January 1, 2012, the Company intended to dispose of various assets which are classified as held for sale on the consolidated balance sheet in accordance with ASC 360. The following table summarizes the major classes of assets and liabilities held for sale at December 30, 2012 and January 1, 2012:

	December 30, 2012	January 1, 2012
Long-term assets held for sale:
Property, plant and equipment, net	$474	$934

Total long-term assets held for sale	$474	$934

These assets are real property and no publication related assets are included.

During the years ended December 30, 2012 and January 1, 2012 the Company recorded an impairment charge in the amount of $2,128 and $355, respectively, related to property, plant and equipment which were classified as held for sale, refer to Note 16 for fair value measurement discussion.

(16) Fair Value Measurement

The Company measures and records in the accompanying consolidated financial statements certain assets and liabilities at fair value on a recurring basis. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs).

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

The following table provides information for the Company’s major categories of financial assets and liabilities measured or disclosed at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique
As of January 1, 2012
Assets
Cash and cash equivalents	$19,212	$—	$—	$19,212	Income
Restricted cash	6,167	—	—	6,167	Income
Liabilities
Derivatives (1)	$—	$—	$51,576	$51,576	Income
As of December 30, 2012
Assets
Cash and cash equivalents	$34,527	$—	$—	$34,527	Income
Restricted cash	6,467	—	—	6,467	Income
Liabilities
Derivatives (1)	$—	$—	$45,724	$45,724	Income

(1)	Derivative assets and liabilities include interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following tables reflect the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for year ended December 30, 2012:

Derivative Liabilities
Balance as of January 1, 2012	$51,576
Total (gains) losses, net:
Included in earnings	(20)
Included in other comprehensive income	(5,832)

Balance as of December 30, 2012	$45,724

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

Refer to Note 8 for the discussion on the fair value of the Company’s total long-term debt.

Refer to Note 13 for the discussion on the fair value of the Company’s pension plan.

During the years ended December 30, 2012 and January 1, 2012, the Company recorded an impairment charge in the amount of $2,128 and $355, respectively, related to property, plant and equipment which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value. Additionally, during the three months ended June 26, 2011, the Company wrote-off presses having a net book value of $1,696 related to the consolidation of its print operations, utilizing recent sale activity, Level 2 inputs.

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

Restricted cash at December 30, 2012 and January 1, 2012, in the aggregate amount of $6,467 and $6,167, respectively, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

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

As of December 30, 2012, Fortress Investment Group LLC and its affiliates (“Fortress”) beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress Investment Group LLC. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $410,862 of the $1,174,098 outstanding under the 2007 Credit Facility, as amended as of March 7, 2013, of which $49,085 is still waiting to be settled. These amounts were purchased on arms’ length terms in secondary market transactions.

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

(19) Discontinued Operations

During the year ended December 31, 2010, the Company discontinued a publication in New York. An impairment loss of $404 is included in discontinued operations on the Consolidated Statement of Operations and Comprehensive Income (Loss) for this period for the aforementioned discontinued operation and previously sold and discontinued operations.

During the year ended December 30, 2012, the Company sold 22 publications in Suburban Chicago, Illinois for an aggregate purchase price of approximately $2,800. As a result, an impairment loss of $1,922 is included in loss from discontinued operations on the Consolidated Statement of Operations and Comprehensive Income (Loss) for this period. Additionally, an impairment loss of $206 is included in loss from discontinued operations net of income taxes on the Consolidated Statement of Operations and Comprehensive Income (Loss) for this period related to previously discontinued operations. The financial position and results of operations of the publications in Suburban Chicago, Illinois are reflected as discontinued operations for all periods presented.

The net revenue during the years ended December 30, 2012, January 1, 2012 and December 31, 2010 for the aforementioned discontinued operations was $6,312, $8,830 and $10,862, respectively. Income (loss), net of income taxes of $0, during the years ended December 30, 2012, January 1, 2012 and December 31, 2010 for the aforementioned discontinued operations was $(1,592), $283 and $743, respectively.

(20) Quarterly Results (unaudited)

	Quarter Ended April 1(a)	Quarter Ended July 1(a)	Quarter Ended September 30(a)	Quarter Ended December 30(a)
Year Ended December 30, 2012
Revenues	$117,978	$126,620	$120,797	$125,569
Operating income	619	11,216	6,663	10,048
Income (loss) before income taxes	(13,426)	(2,768)	(8,163)	(4,597)
Net income (loss)	(13,241)	(2,690)	(9,313)	(4,559)
Basic income (loss) per share	$(0.23)	$(0.05)	$(0.16)	$(0.08)
Diluted income (loss) per share	$(0.23)	$(0.05)	$(0.16)	$(0.08)

	Quarter Ended March 27(a)	Quarter Ended June 26(a)	Quarter Ended September 25(a)	Quarter Ended January 1(a)
Year Ended January 1, 2012
Revenues	$117,829	$132,106	$125,024	$142,004
Operating income (loss)	(3,294)	9,858	8,804	18,232
Income (loss) before income taxes	(17,793)	(4,993)	(5,377)	3,849
Net income (loss)	(17,968)	(4,876)	(4,978)	6,173
Basic income (loss) per share	$(0.31)	$(0.08)	$(0.09)	$0.11
Diluted income (loss) per share	$(0.31)	$(0.08)	$(0.09)	$0.11

(a)	Certain amounts differ from those previously reported on Forms 10-Q and 10-K due to the reclassification of discontinued operations as described in Note 19 to the consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive office) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2012, our disclosure controls and procedures were effective.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of December 30, 2012, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as one is not required pursuant to the provisions of the Dodd–Frank Wall Street Reform and Consumer Protection Act.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance Principles and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed within 120 days after the year ended December 30, 2012.

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

The information required by this Item 11 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation of Executive Officers,” which proxy statement will be filed within 120 days after the year ended December 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this Item 12 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the heading “Common Stock Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the year ended December 30, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 30, 2012

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,909,999
Equity compensation plans not approved by security holders	—	—	—

Totals	—		1,909,999

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the headings “Related Person Transactions” and “Corporate Governance Principles” and “Board Matters,” which proxy statement will be filed within 120 days after the year ended December 30, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated into this report by reference to our proxy statement to be issued in connection with our 2012 Annual Meeting of Stockholders, under the heading “Matters Relating to the Independent Registered Public Accounting Firm,” which proxy statement will be filed within 120 days after the year ended December 30, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements

The financial statements required by this Item 15 are set forth in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

GateHouse Media, Inc.

Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts
Year ended December 30, 2012	$2,976	$2,304	$—		$(2,824	)(1)	$2,456
Year ended January 1, 2012	$3,260	$3,093	$—		$(3,377	)(1)	$2,976
Year ended December 31, 2010	$4,569	$3,624	$—		$(4,933	)(1)	$3,260

Deferred tax valuation allowance
Year ended December 30, 2012	$432,954	$11,795	$(159	)(2)	$—		$444,590
Year ended January 1, 2012	$430,247	$6,551	$(3,844	)(2)	$—		$432,954
Year ended December 31, 2010	$419,267	$5,617	$5,363	(2)	$—		$430,247

(1)	Amounts are primarily related to the write off of fully reserved accounts receivable.
(2)	Amount is primarily related to the change in derivative value and is recorded in accumulated other comprehensive income (loss).

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the consolidated financial statements, including the notes thereto.

(b) Exhibits. The following Exhibits are filed as a part of this report:

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated as of January 28, 2007, by and among SureWest Communications, as Seller, SureWest Directories and GateHouse Media, Inc., as Purchaser		8-K	2.1	March 1, 2007

2.2	Stock and Asset Purchase Agreement, dated as of March 13, 2007, by and between GateHouse Media Illinois Holdings, Inc., as Buyer, and The Copley Press, Inc., as Seller		8-K	2.1	April 11, 2007

2.3	Amended and Restated Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Gannett River States Publishing Corporation, Pacific and Southern Company, Inc., Federated Publications, Inc., Media West—GSI, Inc., Media West—GRS, Inc., as Sellers, and GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.1	May 8, 2007

2.4	Asset Purchase Agreement, dated April 12, 2007, by and among Gannett Satellite Information Network, Inc., Media West—GSI, Inc., as Sellers, GateHouse Media Illinois Holdings, Inc., as Buyer, and GateHouse Media, Inc., as Buyer guarantor		8-K	2.2	May 8, 2007

2.5	Asset Purchase Agreement, dated June 28, 2007, by and among GateHouse Media, Inc., GateHouse Media West Virginia Holdings, Inc., GateHouse Media Illinois Holdings, Inc., Champion Publishing, Inc. and Champion Industries, Inc.		S-1/A	2.9	July 13, 2007

2.6	Asset Purchase Agreement, dated October 23, 2007, by and among GateHouse Media Operating, Inc., as Buyer, GateHouse Media, Inc., as Buyer guarantor, Morris Communications Company LLC, Morris Publishing Group, LLC, MPG Allegan Property, LLC, Broadcaster Press, Inc., MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as Sellers, and Morris Communications Company, LLC, as Sellers’ guarantor		8-K	2.1	December 3, 2007

3.1	Second Amended and Restated Certificate of Incorporation of GateHouse Media, Inc.		S-1/A	3.1	October 11, 2006

3.2	Amended and Restated By-laws of GateHouse Media, Inc.		8-K	3.2	November 13, 2007

4.1	Form of common stock certificate		S-1/A	4.1	October 11, 2006

4.2	Form of Investor Rights Agreement by and among GateHouse Media, Inc. and FIF III Liberty Holdings LLC		S-1/A	4.2	October 11, 2006

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
*10.1	GateHouse Media, Inc. Omnibus Stock Incentive Plan		S-1/A	10.1	October 11, 2006

*10.2	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (three-year vesting)		10-K	10.2	March 17, 2008

*10.3	Form of Restricted Share Award Agreement under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (April 15, 2008 vesting)		10-K	10.3	March 17, 2008

*10.4	Liberty Group Publishing, Inc. Publisher’s Deferred Compensation Plan		S-1	10.2	July 21, 2006

*10.5	Liberty Group Publishing, Inc. Executive Benefit Plan		S-1	10.3	July 21, 2006

*10.6	Liberty Group Publishing, Inc. Executive Deferral Plan		S-1	10.4	July 21, 2006

*10.7	Employment Agreement, dated as of January 3, 2006, by and among Liberty Group Publishing, Inc., Liberty Group Operating, Inc. and Michael E. Reed		S-1	10.8	July 21, 2006

*10.8	Employment Agreement, dated as of May 1, 2006, by and among GateHouse Media, Inc., GateHouse Media Operating, Inc. and Polly G. Sack		S-1	10.12	July 21, 2006

*10.9	Management Stockholder Agreement, dated as of January 29, 2006, by and between Liberty Group Publishing, Inc., FIF III Liberty Holdings LLC and Michael E. Reed		S-1	10.13	July 21, 2006

*10.10	Management Stockholder Agreement, dated as of May 17, 2006, by and between GateHouse Media, Inc., FIF III Liberty Holdings LLC and Polly G. Sack		S-1	10.19	July 21, 2006

10.11	Form of Indemnification Agreement to be entered into by GateHouse Media, Inc. with each of its executive officers and directors		S-1/A	10.6	October 11, 2006

10.12	License Agreement, dated as of February 28, 2007, by and between SureWest Communications and GateHouse Media, Inc.		8-K	10.1	March 1, 2007

10.13	Amended and Restated Credit Agreement, dated as of February 27, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, Goldman Sachs Credit Partners L.P., as Syndication Agent, Morgan Stanley Senior Funding, Inc., and BMO Capital Markets Financing, Inc., as co-documentation Agents and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.1	March 1, 2007

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
10.14	Amended and Restated Security Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, Wachovia Capital Markets, LLC, as Goldman Sachs Credit Partners, L.P., General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Book Runners		8-K	10.2	March 1, 2007

10.15	Amended and Restated Pledge Agreement, dated as of February 28, 2007, among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, and Wells Fargo Bank, as Administrative Agent, for the several banks and other financial institutions as may from time to time becomes parties to such Credit Agreement		8-K	10.3	March 1, 2007

10.16	First Amendment to Amended and Restated Credit Agreement, dated as of May 7, 2007, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent		8-K	99.1	May 11, 2007

10.17	Underwriting Agreement, dated July 17, 2007, among GateHouse Media, Inc. and Goldman, Sachs & Co., Wachovia Capital Markets, LLC and Morgan Stanley & Co. Incorporated		8-K	1.1	July 18, 2007

10.18	Second Amendment to Amended and Restated Credit Agreement, dated as of February 3, 2009, by and among GateHouse Media Holdco, Inc., as Holdco, GateHouse Media Operating, Inc., as the Company, GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, as Subsidiary Borrowers, the Domestic Subsidiaries of Holdco from time to time Parties thereto, as Guarantors, the Lenders Parties thereto, and Wells Fargo Bank, as Administrative Agent		8-K	99.1	February 5, 2009

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date
*10.19	Offer letter dated December 23, 2008, between GateHouse Media, Inc., and Melinda A. Janik		10-K	10.23	March 13, 2009

*10.20	Employment Agreement dated as of January 9, 2009, by and among GateHouse Media, Inc., GateHouse Media Operating Inc., and Kirk Davis.		8-K	10.1	January 9, 2009

*10.21	Offer letter dated February 4, 2008, between GateHouse Media, Inc., and Mark Maring.		10-Q	10.1	November 7, 2008

*10.22	Form of amendment to Employment Agreement for Michael E. Reed.		10-K	10.22	March 8, 2012

*10.23	Form of amendment to Employment Agreement for Kirk Davis.		10-K	10.23	March 8, 2012

*10.24	Form of Employment Agreement by and among GateHouse Media, Inc., GateHouse Operating, Inc. and Melinda A. Janik.		10-K	10.24	March 8, 2012

*10.25	Form of amendment to Employment Agreement for Polly G. Sack.		10-K	10.25	March 8, 2012

10.26	Agency Succession and Amendment Agreement, dated as of March 30, 2011 by and among GateHouse Media Holdco, Inc., GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc., ENHE Acquisition, LLC, each of those domestic subsidiaries of Holdco identified as a “Guarantor” on the signature pages of the Credit Agreement, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as the resigning Administrative Agent, and the Successor Agent.		8-K	99.1	April 7, 2011

16.1	Letter from KPMG LLP to the Securities and Exchange Commission dated April 13, 2007		8-K/A	16.1	April 13, 2007

21	Subsidiaries of GateHouse Media, Inc.	X

23	Consent of Ernst & Young LLP	X

31.1	Rule 13a-14(a)/15d-14(d) Certification of Principal Executive Officer under the Securities Exchange Act of 1934	X

31.2	Rule 13a-14(a)/15d-14(d) Certification of Principal Financial Officer under the Securities Exchange Act of 1934	X

32.1	Section 1350 Certification	X

32.2	Section 1350 Certification	X

** 101.INS	XBRL Instance Document

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

** 101.SCH	XBRL Taxonomy Extension Schema

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase

** 101.LAB	XBRL Taxonomy Extension Label Linkbase

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WESLEY R. EDENS Wesley R. Edens	Chairman of the Board	March 7, 2013

/s/ MICHAEL E. REED Michael E. Reed	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2013

/s/ MELINDA A. JANIK Melinda A. Janik	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2013

/s/ KEVIN M. SHEEHAN Kevin M. Sheehan	Director	March 7, 2013