Form 10-Q
period 2013-03-31
GateHouse Media, Inc.
filed 2013-05-02
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2013, 58,077,031 shares of the registrant’s common stock were outstanding.

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2013	December 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,767	$34,527
Restricted cash	6,467	6,467
Accounts receivable, net of allowance for doubtful accounts of $2,300 and $2,456 at March 31, 2013 and December 30, 2012, respectively	48,634	54,692
Inventory	5,707	6,019
Prepaid expenses	4,783	5,815
Other current assets	8,599	8,215

Total current assets	101,957	115,735
Property, plant, and equipment, net of accumulated depreciation of $131,326 and $128,208 at March 31, 2013 and December 30, 2012, respectively	112,698	116,510
Goodwill	13,742	13,742
Intangible assets, net of accumulated amortization of $202,726 and $196,878 at March 31, 2013 and December 30, 2012, respectively	213,133	218,981
Deferred financing costs, net	1,458	1,719
Other assets	2,607	2,605
Assets held for sale	474	474

Total assets	$446,069	$469,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$713	$853
Current portion of long-term debt	—	6,648
Accounts payable	9,226	9,396
Accrued expenses	28,775	26,258
Accrued interest	2,898	4,665
Deferred revenue	25,878	25,217

Total current liabilities	67,490	73,037
Long-term liabilities:
Long-term debt	1,167,450	1,167,450
Long-term liabilities, less current portion	2,042	2,347
Derivative instruments	38,028	45,724
Pension and other postretirement benefit obligations	15,230	15,367

Total liabilities	1,290,240	1,303,925

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at March 31, 2013 and December 30, 2012; 58,313,868 issued and 58,077,031 outstanding at March 31, 2013 and December 30, 2012	568	568
Additional paid-in capital	831,368	831,344
Accumulated other comprehensive loss	(45,055)	(52,642)
Accumulated deficit	(1,628,432)	(1,610,917)
Treasury stock, at cost, 236,837 shares at March 31, 2013 and December 30, 2012	(310)	(310)

Total GateHouse Media stockholders’ deficit	(841,861)	(831,957)
Noncontrolling interest	(2,310)	(2,202)

Total stockholders’ deficit	(844,171)	(834,159)

Total liabilities and stockholders’ deficit	$446,069	$469,766

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended March 31, 2013	Three months ended April 1, 2012
Revenues:
Advertising	$71,389	$79,060
Circulation	32,749	32,964
Commercial printing and other	6,775	5,954

Total revenues	110,913	117,978
Operating costs and expenses:
Operating costs	65,376	68,752
Selling, general, and administrative	37,742	37,133
Depreciation and amortization	9,880	10,353
Integration and reorganization costs	217	1,122
(Gain) loss on sale of assets	393	(2)

Operating income (loss)	(2,695)	620
Interest expense	14,430	14,548
Amortization of deferred financing costs	261	340
(Gain) loss on derivative instruments	5	(834)
Other (income) expense	271	(8)

Loss from continuing operations before income taxes	(17,662)	(13,426)
Income tax benefit	—	(105)

Loss from continuing operations	(17,662)	(13,321)
Income (loss) from discontinued operations, net of income taxes	39	(55)

Net loss	(17,623)	(13,376)
Net loss attributable to noncontrolling interest	108	135

Net loss attributable to GateHouse Media	$(17,515)	(13,241)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(0.30)	$(0.23)
Income (loss) from discontinued operations, attributable to GateHouse Media, net of income taxes	—	—

Net loss attributable to GateHouse Media	$(0.30)	$(0.23)
Basic weighted average shares outstanding	58,051,607	58,013,362
Diluted weighted average shares outstanding	58,051,607	58,013,362
Comprehensive loss	$(10,036)	$(18,096)
Comprehensive loss attributable to noncontrolling interest	(108)	(135)

Comprehensive loss attributable to GateHouse Media	$(9,928)	$(17,961)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2012	58,313,868	$568	$831,344	$(52,642)	$(1,610,917)	236,837	$(310)	$(2,202)	$(834,159)
Net loss	—	—	—	—	(17,515)	—	—	(108)	(17,623)
Gain on derivative instruments, net of income taxes of $0	—	—	—	7,701	—	—	—	—	7,701
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	(114)	—	—	—	—	(114)
Non-cash compensation expense	—	—	24	—	—	—	—	—	24

Balance at March 31, 2013	58,313,868	$568	$831,368	$(45,055)	$(1,628,432)	236,837	$(310)	$(2,310)	$(844,171)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three months ended March 31, 2013	Three months ended April 1, 2012
Cash flows from operating activities:
Net loss	$(17,623)	$(13,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,880	10,552
Amortization of deferred financing costs	261	340
(Gain) loss on derivative instruments	5	(834)
Non-cash compensation expense	24	25
Gain (loss) on sale of assets	402	(2)
Pension and other postretirement benefit obligations	(215)	(96)
Goodwill impairment	—	216
Changes in assets and liabilities:
Accounts receivable, net	5,857	8,401
Inventory	312	9
Prepaid expenses	1,032	4,415
Other assets	(386)	(1,557)
Accounts payable	(170)	73
Accrued expenses	2,219	1,232
Accrued interest	(1,767)	22
Deferred revenue	661	361
Other long-term liabilities	(305)	(275)

Net cash provided by operating activities	187	9,506

Cash flows from investing activities:
Purchases of property, plant, and equipment	(442)	(514)
Proceeds from sale of assets and insurance	143	147

Net cash used in investing activities	(299)	(367)

Cash flows from financing activities:
Repayments under current portion of long-term debt	(6,648)	(4,600)

Net cash used in financing activities	(6,648)	(4,600)

Net (decrease) increase in cash and cash equivalents	(6,760)	4,539
Cash and cash equivalents at beginning of period	34,527	19,212

Cash and cash equivalents at end of period	$27,767	$23,751

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

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 30, 2012, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers and Directories) are aggregated into one reportable business segment.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 are outlined below.

	Gain (loss) on derivative instruments	Net actuarial loss and prior service cost (1)	Total
For the three months ended March 31, 2013:
Balance at December 30, 2012	$(45,651)	$(6,991)	$(52,642)

Other comprehensive income before reclassifications	168	—	168
Amounts reclassified from accumulated other comprehensive loss	7,533	(114)	7,419

Net current period other comprehensive income, net of taxes	7,701	(114)	7,587

Balance at March 31, 2013	$(37,950)	$(7,105)	$(45,055)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 10.

Recent Developments

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to the Company of additional borrowings under its 2007 Credit Facility, see Note 6. As a result, the Company previously implemented and continues to implement plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, cost reduction and restructuring programs, and the sale of non-core assets. The Company believes these initiatives will provide it with the financial resources necessary to invest in the business and provide sufficient cash flow to enable the Company to meet its commitments for the next year.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this update allow companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The changes to the Accounting Standards Codification (“ASC”) as a result of this update are effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 did not have a material effect on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued ASC Update No. 2013-02 “Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)”, which amends ASC Topic 220. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition an entity is required to present either on the face of the Statement of Income or in the Notes to the Consolidated Financial Statements significant amounts reclassified out of AOCI and should be provided by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures require under GAAP that provide additional detail about these amounts. The changes to the ASC as a result of this updated guidance became effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material effect on the Company’s Consolidated Financial Statements.

(2) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $24 and $25 during the three months ended March 31, 2013 and April 1, 2012, respectively. The total compensation cost not yet recognized related to non-vested awards as of March 31, 2013 was $1, which is expected to be recognized over a weighted average period of 0.01 years through April 2013.

Restricted Share Grants (“RSGs”)

Under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “Plan”), 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited during the year ended December 31, 2008. An additional 100,000 RSGs were granted to Company management during the year ended December 31, 2009. The majority of the RSGs issued under the Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control (as defined in the applicable award agreement), all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of March 31, 2013 and April 1, 2012, there were 25,424 and 50,848 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $6.04 and $6.04, respectively. As of March 31, 2013, the aggregate intrinsic value of unvested RSGs was $1. During the three months ended March 31, 2013, the aggregate fair value of vested RSGs was $0.

RSG activity during the three months ended March 31, 2013 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 30, 2012	25,424	$6.04
Vested	—	—

Unvested at March 31, 2013	25,424	$6.04

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.

(3) Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.

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

Information related to restructuring program activity during the twelve months ended December 30, 2012 and the three months ended March 31, 2013 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total

Balance at January 1, 2012	$900	$426	$1,326
Restructuring provision included in integration and reorganization (2)	3,610	800	4,410
Cash payments	(3,826)	(1,062)	(4,888)

Balance at December 30, 2012	$684	$164	$848
Restructuring provision included in integration and reorganization	194	23	217
Cash payments	(607)	(43)	(650)

Balance at March 31, 2013	$271	$144	$415

(1) Other costs primarily included costs to consolidate operations.

(2) Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the affected operations ceased.

The restructuring reserve balance as of March 31, 2013, for all programs was $415, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three months ended March 31, 2013 and April 1, 2012.

	Three Months Ended
	March 31, 2013	April 1, 2012
Severance and related costs (2)	$194	$814
Other costs (1)	23	316
Cash payments	(650)	(1,530)

(1)	Other costs primarily included costs to consolidate operations.

(2)

Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the affected operations ceased.

(5) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	March 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,877	$93
Advertiser relationships	278,543	150,171	128,372
Customer relationships	8,940	3,759	5,181
Subscriber relationships	82,280	40,437	41,843
Trade name	5,493	3,342	2,151
Publication rights	345	140	205

Total	$380,571	$202,726	$177,845

Nonamortized intangible assets:
Goodwill	$13,742
Mastheads	35,288

Total	$49,030

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,839	$131
Advertiser relationships	278,543	145,878	132,665
Customer relationships	8,940	3,597	5,343
Subscriber relationships	82,280	39,226	43,054
Trade name	5,493	3,204	2,289
Publication rights	345	134	211

Total	$380,571	$196,878	$183,693

Nonamortized intangible assets:
Goodwill	$13,742
Mastheads	35,288

Total	$49,030

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.7 years for advertiser relationships, 13.8 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three months ended March 31, 2013 and April 1, 2012 was $5,847 and $5,917, respectively. Estimated future amortization expense as of March 31, 2013 is as follows:

For the years ending the Sunday closest to December 31:
2013	$17,475
2014	23,277
2015	23,243
2016	21,316
2017	20,242
Thereafter	72,292

Total	$177,845

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

As part of the annual impairment assessment, as of July 1, 2012, the fair values of the Company’s reporting units for goodwill impairment testing and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of its reporting units. Given the stabilization of operating results for the two reporting units that had a goodwill balance as of the annual impairment assessment date, no impairment indicators were identified. Additionally, the estimated fair value exceeded carrying value for all mastheads. The total Company’s estimate of fair value was reconciled to its then market capitalization (based upon the market price of the Company’s common stock and fair value of the Company’s debt) plus an estimated control premium.

As of September 30, 2012, December 30, 2012 and March 31, 2013, a review of impairment indicators was performed with the Company noting that its financial results and forecast had not changed materially since the July 1, 2012 impairment test and its market capitalization exceeded its consolidated carrying value. It was determined no indicators of impairment were present.

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at March 31, 2013 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant at such time.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to the 2007 Credit Facility (“the First Amendment”). The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of March 31, 2013, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

2007 Credit Facility Excess Cash Flow Payment and Outstanding Balance

As required by the 2007 Credit Facility, as amended, on March 26, 2013 and March 15, 2012, the Company made principal payments of $6,648 and $4,600, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended December 30, 2012 and January 1, 2012, respectively. As of March 31, 2013, a total of $1,167,450 was outstanding under the 2007 Credit Facility: $654,554 was outstanding under the term loan facility, $244,236 was outstanding under the delayed draw term loan facility, $268,660 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

Compliance with Covenants

As of March 31, 2013 the Company is in compliance with all of the covenants and obligations under the 2007 Credit Facility, as amended. However, due to restrictive covenants and conditions within the facility, the Company currently does not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt and does not expect to be able to do so in the foreseeable future.

Fair Value

As of March 31, 2013, the fair value of the Company’s total long-term debt, determined based on the average yield to maturity of publicly traded debt with similar ratings and consistent maturities and terms, Level 2 inputs (see Note 12), was approximately $830,000. As of March 31, 2013, the average yield to maturity of such publicly traded debt used in valuing the Company’s debt ranged from 6.9% to 53.4% with an average of 20.7%. The fair value is an estimate based on publicly available information and may not necessarily represent the fair market value in an arm’s length transaction.

Payment Schedule

As of March 31, 2013, scheduled principal payments of outstanding debt are as follows:

2013	—
2014	1,167,450

$1,167,450

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

Fair Values of Derivative Instruments

	Liability Derivatives
	March 31, 2013		December 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Derivative Instruments	$38,028	Derivative Instruments	$45,724

Total derivatives		$38,028		$45,724

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Three Months Ended March 31, 2013 and April 1, 2012

Derivatives in ASC 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Interest rate swaps	Gain (loss) on derivative instruments	$(5)	$834

Derivatives in ASC 815 Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$7,701	$(4,025)	Interest income/ (expense)	$7,533	$6,656	Gain (loss) on derivative instruments	$(5)	$26

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000, which matured in June 2012, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. As of March 31, 2013, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000, which matured in July 2011, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and paid a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. As of March 31, 2013, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended March 31, 2013, the fair value of the swap increased by $1,259, of which $0 was recognized through earnings and $1,259 was recognized through accumulated other comprehensive income.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended March 31, 2013, the fair value of the swap increased by $3,040, of which $1 was recognized through earnings and $3,039 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended March 31, 2013, the fair value of the swap increased by $2,487, of which a decrease of $6 was recognized through earnings and an increase of $2,493 was recognized through accumulated other comprehensive income.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended March 31, 2013, the fair value of the swap increased by $910, of which $0 was recognized through earnings and $910 was recognized through accumulated other comprehensive income.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of March 31, 2013 and April 1, 2012 was $37,950 and $54,850, respectively.

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

As of March 31, 2013, Fortress and its affiliates beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $408,536 of the $1,167,450 outstanding under the 2007 Credit Facility, as amended, as of May 2, 2013. These amounts were purchased on arms’ length terms in secondary market transactions.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the first three months of 2013, a net increase to the valuation allowance of $3,581 would be necessary to offset additional deferred tax assets. Of this amount, a $6,564 increase was recognized through the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), a $2,970 decrease was recognized through accumulated other comprehensive loss, and a $13 decrease was recognized through discontinued operations.

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

For the three months ended March 31, 2013, the expected federal tax benefit at 34% is $6,018. The difference between the expected tax and the effective tax of $0 is primarily attributable to the tax effect of the federal valuation allowance of $5,703, the tax effect related to non-deductible expenses of $189, deferred tax benefits that expired of $88, and non-consolidated entity of $38.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2009 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of March 31, 2013 and December 30, 2012, the Company had unrecognized tax benefits of approximately $4,677 and $4,677, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending March 31, 2013 and December 30, 2012. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(10) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three months ended March 31, 2013 and April 1, 2012.

	Three Months Ended March 31, 2013		Three Months Ended April 1, 2012
	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$10	$50	$9
Interest cost	271	57	296	68
Expected return on plan assets	(340)	—	(310)	—
Amortization of prior service cost	—	(114)	—	(114)
Amortization of unrecognized gain	131	—	92	—

Total	$137	$(47)	$128	$(37)

During the three months ended March 31, 2013 and April 1, 2012, the Company recognized a total of $90 and $91 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	4.10%	3.62%
Rate of increase in future compensation levels	—	—
Expected return on assets	7.5%	—
Current year trend	—	7.7%
Ultimate year trend	—	4.8%
Year of ultimate trend	—	2022

(11) Assets Held for Sale

As of March 31, 2013 and December 30, 2012, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at March 31, 2013 and December 30, 2012:

	March 31, 2013	December 30, 2012
Long-term assets held for sale:
Property, plant and equipment, net	$474	$474

Total long-term assets held for sale	$474	$474

During the twelve months ended December 30, 2012 the Company recorded an impairment charge in the amount of $2,128 related to property, plant and equipment and certain intangible assets which were classified as held for sale, refer to Note 12 for fair value measurement discussion. No such impairment charges were recorded during the three months ended March 31, 2013.

(12) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

-	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

-	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

-	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

-	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

-	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

-	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique

As of December 30, 2012
Assets
Cash and cash equivalents	$34,527	$—	$—	$34,527	Income
Restricted cash	6,467	—	—	6,467	Income
Liabilities
Derivatives (1)	$—	$—	$45,724	$45,724	Income
As of March 31, 2013
Assets
Cash and cash equivalents	$27,767	$—	$—	$27,767	Income
Restricted cash	6,467	—	—	6,467	Income
Liabilities
Derivatives (1)	$—	$—	$38,028	$38,028	Income

(1)	Derivative assets and liabilities consist of interest rate swaps which are measured using the Company’s estimates of the assumptions a market participant would use in pricing the derivative. The fair value of the interest rate derivative is determined based on the upper notional band using cash flows discounted at the relevant market interest rates in effect at the period close and incorporates an assessment of the risk of non-performance by the interest rate derivative counterparty in valuing derivative assets and an evaluation of the Company’s credit risk in valuing derivative liabilities.

The following table reflects the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

Derivative Liabilities
Balance as of December 30, 2012	$45,724
Total (gains) losses, net:
Included in earnings	5
Included in other comprehensive income	(7,701)

Balance as of March 31, 2013	$38,028

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarter ended April 1, 2012, goodwill was written down to implied fair value using Level 3 inputs. The valuation techniques utilized to measure fair value are discussed in Note 5.

Refer to Note 6 for the discussion on the fair value of the Company’s total long-term debt.

During the twelve months ended December 30, 2012, the Company recorded an impairment charge in the amount of $2,128 related to property, plant and equipment and certain intangible assets which were classified as held for sale. The Company used assessed values and current market data, Level 2 inputs, to determine the fair value.

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

Restricted cash at March 31, 2013 and December 30, 2012, in the aggregate amount of $6,467 for both periods, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(14) Discontinued Operations

During the three months ended March 31, 2013, no publications were discontinued. The net revenue during the three months ended March 31, 2013 and April 1, 2012 for previously discontinued operations was $0 and $2,035, respectively. Income (loss), net of income taxes of $0, during the three months ended March 31, 2013 and April 1, 2012 for previously discontinued operations was $39 and $(55), respectively.

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

Forward-looking statements are based on management’s current expectations and beliefs and are subject to a number of known and unknown risks, uncertainties and other factors that could lead actual results to be materially different from those described in the forward-looking statements. We can give no assurance that our expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks, uncertainties and other factors identified by us under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 30, 2012. Such forward-looking statements speak only as of the date on which they are made. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, which includes 404 community publications, 341 related websites, 339 mobile sites and six yellow page directories, serves over 128,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	78 daily newspapers with total paid circulation of approximately 580,000;

•	235 weekly newspapers (published up to three times per week) with total paid circulation of approximately 291,000 and total free circulation of approximately 683,000;

•	91 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.5 million;

•	341 locally focused websites and 339 mobile sites, which extend our franchises onto the internet and mobile devices with approximately 102 million page views per month; and

•	six yellow page directories, with a distribution of approximately 488,000, that covers a population of approximately 1.2 million people.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder at that time. As of March 31, 2013, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

Recent Developments

The newspaper industry and our Company have experienced declining same store revenue and profitability over the past several years. These trends have eliminated the availability to us of additional borrowings under our 2007 Credit Facility. As a result, we previously implemented plans to reduce costs and preserve cash flow. This includes the suspension of the payment of cash dividends, the continued implementation of cost reduction and restructuring programs, and the sale of non-core assets. We believe these initiatives will provide the financial resources necessary to invest in the business and ensure our future success and provide sufficient cash flow to enable us to meet our commitments for the next year.

General economic conditions, including declines in consumer confidence, continued high unemployment levels, declines in real estate values, and other trends, have also impacted the markets in which we operate. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery. Management believes that we have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months. Based on the terms of our 2007 Credit Facility, all of our long-term debt will be classified as a current liability during the third quarter of 2013.

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

The current economic environment in our industry and its resulting impact on us has limited our ability to grow further through acquisitions in the near-term. We are highly focused on our business transformational strategy which includes: i) driving permanent cost reduction and cost realignment towards growth opportunities, ii) accelerating digital growth in terms of both revenue and audience, iii) growing consumer revenues, including circulation, in both print and digital, largely through new products, services, and pricing initiatives, iv) preserving the power of print by improving the quality of our content and stabilize our advertising revenues, and v) developing and grow new businesses through GateHouse Ventures by leveraging our core strengths and assets and expanding beyond our existing geographical footprints.

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers and Directories) are aggregated into one reportable business segment.

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

A summary of our significant accounting policies are described in Note 1 of our consolidated financial statements for the year ended December 30, 2012, included in our Annual Report on Form 10-K.

There have been no changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 30, 2012.

Results of Operations

The following table summarizes our historical results of operations for the three months ended March 31, 2013 and April 1, 2012.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended March 31, 2013	Three months ended April 1, 2012
Revenues:
Advertising	$71,389	$79,060
Circulation	32,749	32,964
Commercial printing and other	6,775	5,954

Total revenues	110,913	117,978
Operating costs and expenses:
Operating costs	65,376	68,752
Selling, general, and administrative	37,742	37,133
Depreciation and amortization	9,880	10,353
Integration and reorganization costs	217	1,122
(Gain) loss on sale of assets	393	(2)

Operating income (loss)	(2,695)	620
Interest expense	14,430	14,548
Amortization of deferred financing costs	261	340
(Gain) loss on derivative instruments	5	(834)
Other (income) expense	271	(8)

Loss from continuing operations before income taxes	(17,662)	(13,426)
Income tax benefit	—	(105)

Loss from continuing operations	$(17,662)	$(13,321)

Three Months Ended March 31, 2013 Compared To Three Months Ended April 1, 2012

Revenue. Total revenue for the three months ended March 31, 2013 decreased by $7.1 million, or 6.0%, to $110.9 million from $118.0 million for the three months ended April 1, 2012. The difference between same store revenue and GAAP revenue for the current quarter is immaterial, therefore, further revenue discussions will be limited to GAAP results. The decrease in total revenue was comprised of a $7.7 million, or 9.7%, decrease in advertising revenue and a $0.2 million, or 0.7%, decrease in circulation revenue, partially offset by a $0.8 million, or 13.8%, increase in commercial printing and other revenue. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular pressures and a continuing uncertain and weak economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been offset by price increases in select locations. Our circulation revenue was also impacted by approximately $0.5 million for a net to gross accounting change at two of our larger locations. The $0.8 million increase in commercial printing and other revenue is primarily the result of the launch of our small business marketing services within GateHouse Ventures during 2012.

Operating Costs. Operating costs for the three months ended March 31, 2013 decreased by $3.4 million, or 4.9%, to $65.4 million from $68.8 million for the three months ended April 1, 2012. The decrease in operating costs was primarily due to a decrease in compensation expenses, newsprint expenses, professional and consulting fees, and supplies of $2.4 million, $1.1 million, $1.0 million, and $0.4 million, respectively, which were partially offset by an increase in outside services of $1.7 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2013 increased by $0.6 million, or 1.6%, to $37.7 million from $37.1 million for the three months ended April 1, 2012. The increase in selling, general and administrative expenses was primarily related to the launch of our small business marketing services within GateHouse Ventures.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2013 decreased by $0.5 million to $9.9 million from $10.4 million for the three months ended April 1, 2012. The decrease in depreciation and amortization expense was primarily due to the sale and disposal of assets, which reduced depreciation expense.

Integration and Reorganization Costs. During the three months ended March 31, 2013 and April 1, 2012, we recorded integration and reorganization costs of $0.2 million and $1.1 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

(Gain) Loss on Derivative Instruments. During the three months ended April 1, 2012, we recorded a net gain on derivative instruments of $0.8 million, which was comprised of reclassifications of accumulated other comprehensive income amortization related to swaps terminated in 2008 that were partially offset by the impact of the ineffectiveness of our remaining swap agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended March 31, 2013 and April 1, 2012 was $17.7 million and $13.3 million, respectively. Our net loss from continuing operations increased due to the factors noted above.

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

As required by the 2007 Credit Facility, as amended, on March 26, 2013 and March 15, 2012, we made a principal payment of $6.6 million and $4.6 million, respectively, which represented 50% of our Excess Cash Flow (as defined under the 2007 Credit Facility) related to the fiscal years ended December 30, 2012 and January 1, 2012, respectively.

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of March 31, 2013 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

Future compliance with our financial and operating covenants will depend on the future performance of the business and our ability to curtail the negative revenue trends experience and our ability to address other risks and challenges set forth herein and in our Annual Report on Form 10-K for the year ended December 30, 2012. We believe that we have adequate capital resources and liquidity to meet our current working capital needs, borrowing obligations and all required capital expenditures for at least the next twelve months.

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

Cash Flows

The following table summarizes our historical cash flows.

	Three months ended	Three months ended
	March 31, 2013	April 1, 2012
Cash provided by operating activities	$187	$9,506
Cash used in investing activities	(299)	(367)
Cash used in financing activities	(6,648)	(4,600)

The discussion of our cash flows that follows is based on our historical cash flows for the three months ended March 31, 2013 and April 1, 2012.

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $0.2 million, a decrease of $9.3 million when compared to $9.5 million of cash provided by operating activities for the three months ended April 1, 2012. This $9.3 million decrease was the result of a decrease in cash provided by working capital of $5.2 million and an increase in net loss of $4.3 million, which was offset by an increase in non-cash charges of $0.2 million.

The $5.2 million decrease in cash provided by working capital for the three months ended March 31, 2013 when compared to the three months ended April 1, 2012 is primarily attributable to an increase in accounts receivable and prepaid expenses.

The $0.2 million increase in non-cash charges primarily consisted of an increase in loss on derivative instruments of $0.8 million, and an increase in gain on sale of assets of $0.4 million. These increases were offset by a decrease in depreciation and amortization of $0.7 million, a decrease in goodwill impairment included in discontinued operations of $0.2 million, and a decrease in pension and other postretirement benefit obligations of $0.1 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 was $0.3 million. During the three months ended March 31, 2013, we used $0.4 million for capital expenditures, which was offset by $0.1 million we received from the sale of publications and other assets.

Net cash used in investing activities for the three months ended April 1, 2012 was $0.4 million. During the three months ended April 1, 2012, we used $0.5 million for capital expenditures, which was offset by $0.1 million we received from the sale of real property and insurance proceeds.

Cash Flows from Financing Activities. Net cash used in financing activities for the three months ended March 31, 2013 was $6.6 million due to a repayment under the 2007 Credit Facility, as amended.

Net cash used in financing activities for the three months ended April 1, 2012 was $4.6 million due to a repayment under the 2007 Credit Facility, as amended.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2012 to March 31, 2013.

Accounts Receivable. Accounts receivable decreased $6.0 million from December 30, 2012 to March 31, 2013, which relates to the timing of cash collections and lower revenue recognized in the 2013 three month period compared to 2012.

Prepaid Expenses. Prepaid expenses decreased $1.0 million from December 30, 2012 to March 31, 2013, which primarily relates to the timing of insurance premium payments.

Property, Plant, and Equipment. Property, plant, and equipment decreased $3.8 million during the period from December 30, 2012 to March 31, 2013, of which $4.0 million relates to depreciation and $0.3 million relates to assets sold, which was partially offset by $0.4 million that was used for capital expenditures.

Intangible Assets. Intangible assets decreased $5.8 million from December 30, 2012 to March 31, 2013, due to amortization.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $6.6 million from December 30, 2012 to March 31, 2013, due to a principal payment as required by the 2007 Credit Facility, as amended, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 30, 2012.

Accrued Expenses. Accrued expenses increased $2.5 million from December 30, 2012 to March 31, 2013, which was primarily attributable to payroll related expenses.

Accrued Interest. Accrued interest decreased $1.8 million from December 30, 2012 to March 31, 2013, which was primarily due to the timing of interest payments.

Derivative Instruments. Derivative instrument liability decreased $7.7 million from December 30, 2012 to March 31, 2013, due to changes in the fair value measurement of our interest rate swaps.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $7.6 million from December 30, 2012 to March 31, 2013, which resulted from the change in fair value of the interest rate swaps of $7.7 million which was offset by a $0.1 million charge related to the Company’s pension and post retirement plans.

Accumulated Deficit. Accumulated deficit increased $17.6 million from December 30, 2012 to March 31, 2013, due to a net loss of $17.5 million.

Contractual Commitments

No material changes were made to our contractual commitments during the period from December 30, 2012 to March 31, 2013.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended March 31, 2013	Three months ended April 1, 2012
	(in thousands)
Loss from continuing operations	$(17,662)	$(13,321)
Income tax (benefit) expense	—	(105)
(Gain) loss on derivative instrument	5	(834)
Amortization of deferred financing costs	261	340
Interest expense	14,430	14,548
Depreciation and amortization	9,880	10,353

Adjusted EBITDA from continuing operations	$6,914(a)	$10,981(b)

(a)	Adjusted EBITDA for the three months ended March 31, 2013 included net expenses of $1,453, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,453 is non-cash compensation and other expense of $1,058, non-cash portion of postretirement benefits expense of $(215), integration and reorganization costs of $217 and a $393 loss on the sale of assets.

Adjusted EBITDA also does not include $48 from our discontinued operations.

(b)	Adjusted EBITDA for the three months ended April 1, 2012 included net expenses of $1,840, which are one-time in nature or non-cash compensation. Included in these net expenses of $1,840 is non-cash compensation and other expense of $816, non-cash portion of postretirement benefits expense of $(96), integration and reorganization costs of $1,122 and a $2 gain on the sale of assets.

Adjusted EBITDA also does not include $368 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three month period ended March 31, 2013, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 30, 2012.

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

GATEHOUSE MEDIA, INC.

Date: May 2, 2013	/s/ Melinda A. Janik

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