Form 10-Q
period 2013-09-29
GateHouse Media, Inc.
filed 2013-11-15
CIK 1368900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2013, 58,077,031 shares of the registrant’s common stock were outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 29, 2013 (unaudited) and December 30, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 29, 2013 and September 30, 2012	4

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 29, 2013	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2013 and September 30, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 6.	Exhibits	44

	Signatures	45

Item 1.	Financial Statements

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

(Debtor-In-Possession)

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 29, 2013	December 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,753	$34,527
Restricted cash	6,467	6,467
Accounts receivable, net of allowance for doubtful accounts of $3,871 and $2,456 at September 29, 2013 and December 30, 2012, respectively	63,134	54,692
Inventory	7,071	6,019
Prepaid expenses	7,929	5,815
Other current assets	10,591	8,215

Total current assets	114,945	115,735
Property, plant, and equipment, net of accumulated depreciation of $138,077 and $128,208 at September 29, 2013 and December 30, 2012, respectively	178,625	116,510
Goodwill	14,204	13,742
Intangible assets, net of accumulated amortization of $214,002 and $196,878 at September 29, 2013 and December 30, 2012, respectively	113,884	218,981
Deferred financing costs, net	1,891	1,719
Other assets	2,952	2,605
Assets held for sale	474	474

Total assets	$426,975	$469,766

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$700	$853
Current portion of long-term debt	609	6,648
Accounts payable	11,948	9,396
Accrued expenses	35,055	26,258
Accrued interest	186	4,665
Deferred revenue	31,399	25,217

Total current liabilities	79,897	73,037
Long-term liabilities:
Long-term debt	32,391	1,167,450
Long-term liabilities, less current portion	2,641	2,347
Derivative instruments	—	45,724
Pension and other postretirement benefit obligations	14,385	15,367
Liabilities subject to compromise	1,200,023	—

Total liabilities	1,329,337	1,303,925

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at September 29, 2013 and December 30, 2012; 58,313,868 issued and 58,077,031 outstanding at September 29, 2013 and December 30, 2012	568	568
Additional paid-in capital	831,369	831,344
Accumulated other comprehensive loss	(17,241)	(52,642)
Accumulated deficit	(1,771,706)	(1,610,917)
Treasury stock, at cost, 236,837 shares at September 29, 2013 and December 30, 2012	(310)	(310)

Total GateHouse Media stockholders’ deficit	(957,320)	(831,957)
Noncontrolling interest	54,958	(2,202)

Total stockholders’ deficit	(902,362)	(834,159)

Total liabilities and stockholders’ deficit	$426,975	$469,766

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

(Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended September 29, 2013	Three months ended September 30, 2012	Nine months ended September 29, 2013	Nine months ended September 30, 2012
Revenues:
Advertising	$79,009	$80,140	$229,569	$246,010
Circulation	36,857	33,165	102,370	98,279
Commercial printing and other	10,126	6,675	24,233	18,872

Total revenues	125,992	119,980	356,172	363,161
Operating costs and expenses:
Operating costs	70,826	66,316	200,824	202,644
Selling, general, and administrative	42,532	35,004	121,254	107,059
Depreciation and amortization	10,747	9,802	30,383	30,006
Integration and reorganization costs	422	1,597	1,380	3,457
Impairment of long-lived assets	91,599	—	91,599	—
Loss on sale of assets	9	379	1,052	534

Operating income (loss)	(90,143)	6,882	(90,320)	19,461
Interest expense	40,627	14,500	69,513	43,497
Amortization of deferred financing costs	281	314	803	994
(Gain) loss on derivative instruments	4	5	14	(1,639)
Other (income) expense	(3)	7	1,005	(33)
Reorganization items, net	9,843	—	9,843	—

Loss from continuing operations before income taxes	(140,895)	(7,944)	(171,498)	(23,358)
Income tax benefit	(10,878)	(250)	(10,878)	(207)

Loss from continuing operations	(130,017)	(7,694)	(160,620)	(23,151)
Loss from discontinued operations, net of income taxes	—	(1,619)	(1,034)	(2,093)

Net loss	(130,017)	(9,313)	(161,654)	(25,244)
Net loss attributable to noncontrolling interest	865	—	865	—

Net loss attributable to GateHouse Media	$(129,152)	$(9,313)	$(160,789)	$(25,244)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(2.22)	$(0.13)	$(2.75)	$(0.40)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	—	(0.03)	(0.02)	(0.04)

Net loss attributable to GateHouse Media	$(2.22)	$(0.16)	$(2.77)	$(0.44)
Basic weighted average shares outstanding	58,077,031	58,051,607	58,068,277	58,038,673
Diluted weighted average shares outstanding	58,077,031	58,051,607	58,068,277	58,038,673
Comprehensive loss	$(109,330)	$(5,931)	$(126,253)	$(23,135)
Comprehensive loss attributable to noncontrolling interest	(865)	—	(865)	—

Comprehensive loss attributable to GateHouse Media	$(108,465)	$(5,931)	$(125,388)	$(23,135)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

(Debtor-In-Possession)

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2012	58,313,868	$568	$831,344	$(52,642)	$(1,610,917)	236,837	$(310)	$(2,202)	$(834,159)
Net loss	—	—	—	—	(160,789)	—	—	(865)	(161,654)
Gain on derivative instruments, net of income taxes of $0	—	—	—	19,339	—	—	—	—	19,339
Reclassification of accumulated other comprehensive loss related to derivative instruments, net of income taxes of $10,302	—	—	—	16,011	—	—	—	—	16,011
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	51	—	—	—	—	51
Disposal of non wholly owned subsidiary	—	—	—	—	—	—	—	2,202	2,202
Equity related to consolidation of Local Media	—	—	—	—	—	—	—	55,823	55,823
Non-cash compensation expense	—	—	25	—	—	—	—	—	25

Balance at September 29, 2013	58,313,868	$568	$831,369	$(17,241)	$(1,771,706)	236,837	$(310)	$54,958	$(902,362)

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

(Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 29, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net loss	$(161,654)	$(25,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,440	30,710
Amortization of deferred financing costs	803	994
(Gain) loss on derivative instruments	14	(1,639)
Non-cash compensation expense	25	71
Non-cash reorganization items, net	2,989	—
Non-cash interest related to unrealized losses upon dedesignation of cash flow hedges	26,313	—
Tax effect of the termination of derivative agreements	(10,302)	—
Loss on sale of assets	2,207	566
Pension and other postretirement benefit obligations	(820)	(432)
Impairment of long-lived assets	91,599	2,128
Goodwill impairment	—	216
Changes in assets and liabilities:
Accounts receivable, net	5,463	6,889
Inventory	484	(87)
Prepaid expenses	(103)	9,622
Other assets	(2,885)	(1,181)
Accounts payable	1,944	1,859
Accrued expenses	4,992	1,609
Accrued interest	(340)	(397)
Deferred revenue	(754)	(949)
Other long-term liabilities	(152)	(513)

Net cash (used in) provided by operating activities	(9,737)	24,222

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,242)	(2,854)
Proceeds from sale of assets and insurance	743	840

Net cash used in investing activities	(2,499)	(2,014)

Cash flows from financing activities:
Capital contribution to Local Media	4,110	—
Repayments under current portion of long-term debt	(6,648)	(4,600)

Net cash used in financing activities	(2,538)	(4,600)

Net (decrease) increase in cash and cash equivalents	(14,774)	17,608
Cash and cash equivalents at beginning of period	34,527	19,212

Cash and cash equivalents at end of period	$19,753	$36,820

See accompanying notes to unaudited condensed consolidated financial statements.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

(Debtor-In-Possession)

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

On September 27, 2013, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), case number 13-12503. The Company will continue to operate the business as “debtor-in possession” under the jurisdiction of the United States Bankruptcy Court of Delaware (the “Bankruptcy Court”) and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Bankruptcy Court, (see Note 2).

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced declining same stores revenue and profitability over the past several years, has incurred significant recurring losses from continuing operations and has a net capital deficiency. Further, the RSA (as described in Note 2 below) requires the Company to file a voluntary petition seeking to reorganize under Chapter 11 of the Bankruptcy Code. The ability of the Company, both during and after the Chapter 11 proceedings, to continue as a going concern is contingent upon, among other things; (i) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (ii) the resolution of the uncertainty as to the amount of claims that will be allowed; (iii) the ability of the Company to confirm its reorganization plan in the Chapter 11 proceedings and obtain any financing which may be required to emerge from bankruptcy protection; and (iv) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

On August 27, 2013, the Company entered into a management agreement (the “Local Media Management Agreement”) with Local Media Group Holdings, LLC, a Delaware limited liability company and a subsidiary of Newcastle Investment Corp. (“Local Media Parent”), to manage the operations of Dow Jones Local Media Group, Inc. (“Local Media”). The Company has determined that the Local Media Management Agreement results in Local Media being a variable interest entity (“VIE”) and the Company has the power to direct the activities that most significantly affect the economic performance of the entity therefore the Company will consolidate Local Media’s financial position and results of operations. On September 3, 2013, the Local Media Parent completed its acquisition of thirty three publications from Dow Jones & Co. Local Media’s results of operations have been included in the Company’s consolidated result of operations beginning on September 3, 2013. Local Media is not part of the bankruptcy filing and will continue to operate in the ordinary course of business. Refer to Note 5, “Variable Interest Entity” for additional information.

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Directories, and Local Media) are aggregated into one reportable business segment.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component for the nine months ended September 29, 2013 are outlined below.

	Gain (loss) on derivative instruments	Net actuarial loss and prior service cost (1)	Total
For the nine months ended September 29, 2013:
Balance at December 30, 2012	$(45,651)	$(6,991)	$(52,642)

Other comprehensive income before reclassifications	(1,109)	1	(1,108)
Amounts reclassified from accumulated other comprehensive loss	46,760	51	46,811
Tax effect of the termination of derivative agreements	(10,302)	—	(10,302)

Net current period other comprehensive income, net of taxes	35,349	52	35,401

Balance at September 29, 2013	$(10,302)	$(6,939)	$(17,241)

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 14.

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 29, 2013.

	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
	Three months ended September 29, 2013	Nine months ended September 29, 2013
Realized gain on interest rate swap agreements, designated as cash flow hedges	$5,371	$20,447	Interest expense
Amortization of prior service cost	(114)	(342)	(1)
Amortization of unrecognized loss	131	393	(1)
Reclassification of unrealized losses upon dedesignation of cash flow hedges	26,313	26,313	Interest expense

Amounts reclassified from accumulated other comprehensive loss	31,701	46,811	Loss from continuing operations before income taxes
Income tax benefit	(10,302)	(10,302)	Income tax benefit

Amounts reclassified from accumulated other comprehensive loss, net of taxes	$21,399	$36,509	Net loss

(1) This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 14.

(2) Bankruptcy Proceedings

The Company and certain of its subsidiaries commenced voluntary chapter 11 bankruptcy proceedings in the Bankruptcy Court on September 27, 2013. Concurrent with the bankruptcy filing, the Company filed and requested confirmation of a joint prepackaged plan of reorganization (“the Plan”). On September 4, 2013, the Company entered into a restructuring support agreement (“RSA”) with Cortland Products Corp., as administrative agent (the “Administrative Agent”) and certain of the lenders under the Company’s 2007 Credit Facility, including Newcastle Investment Corp. (“Newcastle”) and its affiliates.

Pursuant to its RSA, the Company solicited votes on the Plan from holders of claims under the Company’s 2007 Credit Facility and certain related interest rate swaps. The Plan was accepted by the only impaired class of creditors entitled to vote on it. Specifically, 79 out of the 80 holders of secured debt entitled to vote holding an aggregate amount of $1,199,317 (representing 99.99% of the total secured debt) voted to accept the Plan. No creditors voted to reject the Plan.

Pension, trade and all other unsecured creditors of the Company would not be impaired under the prepackaged Plan, and their votes were not solicited. The Company’s common stock would be canceled under the Plan, and holders of secured debt would have the option of receiving a cash distribution equal to 40% of their claims, or stock in New Media, a new holding company that will own the Company and Local Media, as described below.

The key terms of the Plan are as follows:

The Plan proposes a restructuring of the Company pursuant to a pre-packaged restructuring under Chapter 11 of the Bankruptcy Code whereby each Creditor (as defined below) has the option of exchanging its holdings in the Outstanding Debt (as defined below) for either its pro rata share of cash or common stock in a new holding company (such common stock, “New Media Common Stock,” and such holding company from and after the effective date, “New Media”) with ownership interests in the reorganized Company (such reorganized Company, “New GateHouse”). New Media is an entity that is unrelated to the Company and currently is a wholly-owned subsidiary of Newcastle.

New Media intends to distribute a portion of its estimated EBITDA (as defined in the Plan) less (i) cash taxes; (ii) interest expense; (iii) principal payments under the Financing (as defined below), (iv) capital expenditures; and (v) changes in net working capital to its shareholders and reinvest the remainder for general corporate purposes which may include accretive acquisitions.

The Plan includes the restructuring of the following indebtedness of the Company (the “Outstanding Debt”):

(a) Indebtedness under the 2007 Credit Facility, consisting of a “Revolving Credit Facility,” a “Term Loan Facility,” a “Delayed Draw Term Loan Facility” and an “Incremental Term Loan Facility” (collectively, the “2007 Credit Facility Claims”). The 2007 Credit Facility Claims consisted of a (i) Revolving Credit Facility of $0 and $0 at December 30, 2012 and September 30, 2013, respectively, (ii) Term Loan Facility of $658,281 and $654,554 at December 30, 2012 and September 29, 2013, respectively, (iii) Delayed Draw Term Loan Facility of $245,627 and $244,236 at December 30, 2012 and September 29, 2013, respectively and (iv) Incremental Term Loan Facility of $270,190 and $268,660 at December 30, 2012 and September 29, 2013, respectively.

(b) Swap Liability, including (i) $100,000 notional amount executed February 27, 2007, (ii) $250,000 notional amount executed April 4, 2007, (iii) $200,000 notional amount executed April 13, 2007 and (iv) $75,000 notional amount executed September 18, 2007. As of December 31, 2012 and September 29, 2013, the carrying value of the Swap Liability totaled $45,724 and $28,440, respectively.

Holders of the Outstanding Debt are referred to herein as “Creditors.”

Subject to the approval of the Bankruptcy Court, the Plan proposes a restructuring of the Outstanding Debt as follows:

(a) Each Creditor of the Outstanding Debt will receive, in full and final satisfaction of its respective claim, at its election (with respect to all or any portion of its claims) to be made in connection with solicitation of the Plan, its pro rata share of:

i. Cash pursuant to the Cash-Out Offer (described below under “Cash-Out Offer”) (the “Cash-Out Option”); and/or

ii. (a) 100% of New Media Common Stock (subject to dilution as discussed herein) and (B) 100% of the Net Proceeds (as defined below), if any (collectively, the “New Media Equity Option”).

Creditors that do not make an election during the Solicitation Period (as defined below) with respect to their claims will be deemed to have elected the Cash-Out Option.

(b) Pension, trade and all other unsecured claims will be unimpaired by the Plan.

(c) Holders of equity interests in the Company, including warrants, rights and options to acquire such equity interests (“Existing Equity Holders”), would be cancelled, and Existing Equity Holders will receive 10-year warrants, collectively representing the right to acquire, in the aggregate, equity equal to 5% of the issued and outstanding shares of New Media (subject to dilution) as of the effective date of the Plan (the “Effective Date”), with the strike price per share for such warrants calculated based on a total equity value of New Media prior to the Local Media Contribution (as defined below) of $1,200,000 as of the Effective Date. New Media Warrants will not have the benefit of antidilution protections, other than customary protections including for stock splits and stock dividends. Existing equity interests will be cancelled under the Plan.

Cash-Out Offer

In connection with the Plan, Newcastle (“Plan Sponsor”) (or its designated affiliates) has offered to purchase, in cash, an amount equal to 40% of the sum of (a) $1,167,450 of principal of the claims under the 2007 Credit Facility, plus (b) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (c) all amounts due under and subject to the terms of the interest rate swaps secured under the 2007 Credit Facility (for the avoidance of doubt, excluding any default interest) on the Effective Date of the Plan. The Cash-Out Offer will be coterminous with the Solicitation Period (as defined below).

Registration Rights

As of the Effective Date of the Plan, New Media will enter into a registration rights agreement with certain holders of the Outstanding Debt that received 10% or more of the New Media Common Stock, to provide customary registration rights.

New Media Equity Option

Instead of the Cash-Out Offer, each Creditor may elect to receive in satisfaction of its claims, a pro rata share of New Media Common Stock and the Net Proceeds (as defined below), if any. Following the completion of the restructuring, New Media will use commercially reasonable efforts, based on market conditions and other factors, to list New Media Common Stock (the “Listing”) and may raise additional equity capital in connection with or subsequent to the Listing. New Media intends to seek the Listing on the New York Stock Exchange. For the avoidance of doubt, the Listing will not be a condition precedent to the effectiveness of the Plan. Under the Plan, New Media will not impose any transfer restrictions on New Media Common Stock.

On November 6, 2013 the Bankruptcy Court held a hearing and entered an order (the “Confirmation Order”) confirming the Plan.

Financing

The Company will use commercially reasonable efforts based on market conditions and other factors, to raise up to $165,000 of new debt, including a $150,000 facility to fund distributions and other payments under the Plan (the “Financing”). The distribution will be made to holders of New Media Common Stock, including Plan Sponsor (or its designated affiliates) on account of the Cash-Out Offer, on the Effective Date (the “Net Proceeds”). The Financing will not be a condition precedent to the effectiveness of the Plan.

Contribution of Local Media Group Holdings LLC

The Plan Sponsor acquired Local Media, a publisher of weekly newspaper publications, on September 3, 2013. Subject to the terms of the Plan, the Plan Sponsor will contribute Local Media Parent and assign its rights under the related stock purchase agreement to New Media on the Effective Date (the “Local Media Contribution”) in exchange for shares of common stock of New Media (and at Plan Sponsor’s option, $50), collectively equal in value to the cost of the Local Media Acquisition (as adjusted pursuant to the Plan) based upon the equity value of New Media as of the Effective Date prior to the contribution.

Management Agreement

On the effective date, New Media will enter into a management agreement with an affiliate of the Plan Sponsor (the “Manager”) pursuant to which the Manager will manage the operations of New Media. The annual management fee will be 1.50% of New Media’s gross equity as set forth in the Management Agreement.

Releases

To the fullest extent permitted by applicable law, the restructuring shall include a full release from liability of the Company, Plan Sponsor, the Administrative Agent, the Creditors, and all current and former direct and indirect members, partners, subsidiaries, affiliates, funds, managers, managing members, officers, directors, employees, advisors, principals, attorneys, professionals, accountants, investment bankers, consultants, agents, and other representatives (including their respective members, partners, subsidiaries, affiliates, funds, managers, managing members, officers, directors, employees, advisors, principals, attorneys, professionals, accountants, investment bankers, consultants, agents, and other representatives) by the Company, Plan Sponsor and the Creditors from any claims or causes of action related to or arising out of the Company, the Outstanding Debt or the Restructuring on or prior to the Effective Date, except for any claims and causes of action for fraud, gross negligence or willful misconduct.

Conditions Precedent to Closing

The occurrence of the Effective Date is subject to the satisfaction (unless waived) of conditions precedent customary for transactions of this type and the satisfaction of such other conditions precedent agreed upon by the lenders, Plan Sponsor and the Company, including but not limited to, the following:

•	Each of the conditions precedent set forth in the Plan having been satisfied or waived;

•	Entry of an order confirming the Plan in form and substance satisfactory to the Plan Sponsor; and

•

The confirmation order has (a) not been reversed, stayed, modified, or amended, and (b) the time to appeal or seek certiorari has expired and (i) no appeal or petition for certiorari has been timely taken, or (ii) any appeal or petition for certiorari has been fully resolved, denied, resulted in no modification, or has otherwise been dismissed with prejudice.

Confirmation of the Plan

On November 6, 2013, the Bankruptcy Court confirmed the Plan.

Investment Commitment Letter

On September 4, 2013 the Plan Sponsor and the Company entered into an investment commitment letter in connection with the restructuring, pursuant to which Plan Sponsor agreed to purchase the Cash-Out Offer claims, described above. The investment commitment letter provides that, on account of the claims purchased in the Cash-Out Offer on the Effective Date of the Plan, Plan Sponsor will receive its pro rata share of (a) New Media Common Stock and (b) Net Proceeds, if any, net of transaction expenses associated with transactions under the Plan.

(3) Liabilities Subject to Compromise

In accordance with FASB ASC Topic 852, “Reorganizations” (“ASC 852”) the Company has segregated the liabilities subject to compromise in its Condensed Consolidated Balance Sheets.

The following table reflects pre-petition liabilities that are subject to compromise:

As of September 29, 2013
Accrued interest	$4,133
Long-term debt	1,167,450
Derivative instruments	28,440

Liabilities subject to compromise	$1,200,023

The restructuring plan effects only the Company’s 2007 Credit Facility and derivative instruments. Refer to Note 10, “Indebtedness”, for additional information. No other liabilities are subject to compromise and pension, trade and other unsecured claims are not impaired under the plan

The amount of Liabilities subject to compromise represents the Company and certain of its subsidiaries who filed bankruptcy (the “Debtors’”) estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at the Debtors’ current estimate, where an estimate is determinable, of the allowed claim amount, even though they may be settled for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events. Refer to Note 2 for additional information.

(4) Reorganization Items, Net

In accordance with ASC 852 the Company has segregated reorganization items related to the Plan in its Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

A summary of reorganization items, net for the three and nine months ended September 29, 2013 and September 30, 2012 is presented in the following table:

	Three months ended	Nine months ended
	September 29, 2013	September 29, 2013
Write-off of deferred financing costs	$948	$948
Credit agreement amendment fees	6,790	6,790
Bankruptcy fees	64	64
Adjustment to the allowed claim for derivative instruments	2,041	2,041

Reorganization items, net	$9,843	$9,843

For the three and nine months ended September 29, 2013, the Company paid approximately $6,854 for reorganization items.

(5) Variable Interest Entity

On September 3, 2013, Local Media Parent acquired Local Media. The Company entered into a management and advisory agreement with Local Media Parent, which was assigned to Local Media, to manage the operations of Local Media. In return, the Company will receive compensation including an annual fee and will be eligible to earn an annual incentive pay out equal to 12.5% of the EBITDA of Local Media in excess of budget. Although Local Media Parent currently owns 100.0% of the equity of Local Media, the Company manages the daily operations of Local Media. The Company has determined that the management and advisory agreement results in Local Media being a VIE and the Company has the power to direct the activities that most significantly affect the economic performance of the entity. As a result, the Company is the primary beneficiary and therefore has consolidated Local Media’s financial position and results of operations. As 100% of Local Media is owned by Local Media Parent, the net income (loss) of Local Media is reflected in noncontrolling interest.

The Company has accounted for the consolidation of Local Media under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed are recorded at their fair values. The transaction costs were incurred by Newcastle not GateHouse. The net assets, including goodwill of Local Media have been recorded in the condensed consolidated balance sheet at their estimated fair value in accordance with ASC 805. The value allocated in consolidating Local Media, was approximately $83,701 and $1,910 of acquisition related costs were recognized. Local Media Parent contributed $55,823 of equity and Local Media entered into a long-term debt agreement for $33,000. Local Media consists of eight daily and fifteen weekly newspapers as well as ten shopper publications, serving areas of New York, Massachusetts, California, Pennsylvania, Oregon and New Hampshire. The results of operations for The Local Media have been included in the Company’s consolidated financial statements.

The following table summarizes the estimated fair values of the Local Media assets and liabilities as of September 3, 2013:

Current assets	$18,825
Property, plant and equipment	73,718
Mastheads	4,100
Goodwill	462

Total assets	97,105
Current liabilities	13,404

Total liabilities	13,404

Net assets	$83,701

The Company obtained third party independent appraisals to assist in the determination of the fair values of property, plant and equipment and intangible assets. The property, plant and equipment appraisal included an analysis of recent comparable sales and offerings of land parcels in each of the subject’s markets. The appraised value is supported with consideration and use of standard accepted appraisal practices and valuation procedures. The appraiser used the three basic approaches to value: the Cost Approach (used for equipment where an active secondary market is not available and building improvements), the Direct Sales Comparison (Market) Approach (used for land and equipment where an active secondary market is available) and the Income Approach (used for intangible assets). These approaches used are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 1 to 7 years for personal property and 17 to 38 years for real property.

The appraisal utilized a relief from royalty method, an income approach, to determine the fair value of mastheads. Key assumptions utilized in this valuation include revenue projections, a royalty rate of 1.5%, long term growth rate of 0%, tax rate of 39.2% and discount rate of 25.0%. Based on estimated discount rates, attrition levels and other available data, the advertiser and subscriber relationships were determined to have a fair value of $0.

Trade accounts receivable, having an estimated fair value of $13,427, were included in the acquired assets. The gross contractual amount of these receivables was $14,937 and the contractual cash flows not expected to be collected was estimated at $1,510 as of the acquisition date.

Local Media accounted for inventory using a weighted cost methodology, which was deemed to approximate fair value. The FIFO valuation method is used and is consistent with the Company’s inventory valuation. The difference between the weighted average and FIFO methodology does not have a material effect on the results of operations.

From the date of acquisition through September 29, 2013 Local Media had Revenues of $12,043 million and a net loss of $865.

For tax purposes, the amount of goodwill that is expected to be deductible is $462 as of September 3, 2013.

The estimated fair values are preliminary pending the finalization of the valuation.

Pro-Forma Results

The unaudited pro forma condensed consolidated statement of operations information for 2013, set forth below, presents the results of operations as if the consolidation of the newspapers from Local Media had occurred on January 2, 2012. The unaudited pro forma condensed consolidated statement of operations information for 2012, set forth below, presents the results of operations as if the consolidation of the Local Media had occurred on January 2, 2012. These amounts are not necessarily indicative of future results or actual results that would have been achieved had the acquisitions occurred as of the beginning of such period.

	Three months ended September 29, 2013	Three months ended September 30, 2012	Nine months ended September 29, 2013	Nine months ended September 30, 2012
Revenues	$154,406	$161,882	$459,800	$486,268
Net loss	$(129,302)	$(5,816)	$(202,258)	$(214,057)
Net loss per common share:
Basic	$(2.23)	$(0.10)	$(3.48)	$(3.69)
Diluted	$(2.23)	$(0.10)	$(3.48)	$(3.69)

Consolidated Variable Interest Entity

The table below summarizes the assets and liabilities of the consolidated VIE (Local Media) as of September 29, 2013. As of December 30, 2012 the balances were zero, as the VIE was not consolidated until September 3, 2013.

Current assets	$26,747
Property, plant and equipment	72,786
Mastheads	4,100
Goodwill	462
Other assets	2,916

Total assets	$107,011

Current liabilities	19,147
Long-term liabilities	32,907

Total liabilities	$52,054

(6) Share-Based Compensation

The Company recognized compensation cost for share-based payments of $0, $23, $25 and $71 during the three and nine months ended September 29, 2013and September 30, 2012, respectively. As of September 29, 2013, all compensation cost for share-based payments have been recognized.

Restricted Share Grants (“RSGs”)

Under the GateHouse Media, Inc. Omnibus Stock Incentive Plan (the “RSG Plan”), 266,795 RSGs were granted to Company directors, management and employees, 42,535 of which were both granted and forfeited during the year ended December 31, 2008. An additional 100,000 RSGs were granted to Company management during the year ended December 31, 2009. The majority of the RSGs issued under the RSG Plan vest in increments of one-third on each of the first, second and third anniversaries of the grant date. In the event a grantee of an RSG is terminated by the Company without cause, a number of unvested RSGs immediately vest that would have vested under the normal vesting period on the next succeeding anniversary date following such termination. In the event an RSG grantee’s employment with the Company is terminated without cause within twelve months after a change in control (as defined in the applicable award agreement), all unvested RSGs become immediately vested at the termination date. During the period prior to the lapse and removal of the vesting restrictions, a grantee of an RSG will have all of the rights of a stockholder, including without limitation, the right to vote and the right to receive all dividends or other distributions. As a result, the RSGs are reflected as outstanding common stock and the unvested RSGs have been excluded from the calculation of basic earnings per share. With respect to Company employees, the value of the RSGs on the date of issuance is recognized as employee compensation expense over the vesting period or through the grantee’s eligible retirement date, if shorter, with an increase to additional paid-in-capital.

As of September 29, 2013 and December 30, 2012, there were 0 and 25,424 RSGs, respectively, issued and outstanding with a weighted average grant date fair value of $0.00 and $6.04, respectively. As of September 29, 2013, the aggregate intrinsic value of unvested RSGs was $0. During the nine months ended September 29, 2013, the aggregate fair value of vested RSGs was $1.

RSG activity during the nine months ended September 29, 2013 was as follows:

	Number of RSGs	Weighted-Average Grant Date Fair Value
Unvested at December 30, 2012	25,424	$6.04
Vested	(25,424)	6.04

Unvested at September 29, 2013	—	$—

FASB ASC Topic 718, “Compensation – Stock Compensation”, requires the recognition of share-based compensation for the number of awards that are ultimately expected to vest. The Company’s estimated forfeitures are based on forfeiture rates of comparable plans. Estimated forfeitures are reassessed periodically and the estimate may change based on new facts and circumstances.

(7) Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.

(8) Restructuring

Over the past several years, and in furtherance of the Company’s cost reduction and cash flow preservation plans the Company has engaged in a series of individual restructuring programs, designed primarily to right size the Company’s employee base, consolidate facilities and improve its operations. These initiatives impact all of the Company’s geographic regions and are often influenced by the terms of union contracts within each region. All costs related to these programs, which primarily reflect severance expense, are accrued at the time of announcement.

Information related to restructuring program activity during the twelve months ended December 30, 2012 and the nine months ended September 29, 2013 is outlined below.

	Severance and Related Costs	Other Costs (1)	Total

Balance at January 1, 2012	$900	$426	$1,326
Restructuring provision included in integration and reorganization (2)	3,610	800	4,410
Cash payments	(3,826)	(1,062)	(4,888)

Balance at December 30, 2012	$684	$164	$848
Restructuring provision included in integration and reorganization	1,342	38	1,380
Cash payments	(1,537)	(94)	(1,631)

Balance at September 29, 2013	$489	$108	$597

(1) Other costs primarily included costs to consolidate operations.

(2) Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the affected operations ceased.

The restructuring reserve balance as of September 29, 2013, for all programs was $597, which is expected to be paid out over the next twelve months.

The following table summarizes the costs incurred and cash paid in connection with these restructuring programs for the three and nine months ended September 29, 2013 and September 30, 2012.

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Severance and related costs (2)	$422	$1,528	$1,342	$2,890
Other costs (1)	—	69	38	584
Cash payments	(610)	(865)	(1,631)	(3,348)

(1)	Other costs primarily included costs to consolidate operations.

(2)

Included above are amounts that were initially recognized in integration and reorganization and were subsequently reclassified to discontinued operations expense at the time the affected operations ceased.

(9) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	September 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,908	$62
Advertiser relationships	209,878	158,714	51,164
Customer relationships	6,868	4,088	2,780
Subscriber relationships	62,785	42,525	20,260
Trade name	3,886	3,616	270
Publication rights	151	151	—

Total	$288,538	$214,002	$74,536

Nonamortized intangible assets:
Goodwill	$14,204
Mastheads	39,348

Total	$53,552

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Noncompete agreements	$4,970	$4,839	$131
Advertiser relationships	278,543	145,878	132,665
Customer relationships	8,940	3,597	5,343
Subscriber relationships	82,280	39,226	43,054
Trade name	5,493	3,204	2,289
Publication rights	345	134	211

Total	$380,571	$196,878	$183,693

Nonamortized intangible assets:
Goodwill	$13,742
Mastheads	35,288

Total	$49,030

The weighted average amortization periods for amortizable intangible assets are 4.4 years for noncompete agreements, 16.7 years for advertiser relationships, 13.8 years for customer relationships, 17.2 years for subscriber relationships, 10.0 years for trade names and 15.0 years for publication rights.

Amortization expense for the three and nine months ended September 29, 2013 and September 30, 2012 was $5,823, $5,892, $17,485 and $17,693, respectively. Estimated future amortization expense as of September 29, 2013 is as follows:

For the years ending the Sunday closest to December 31:
2013	$2,245
2014	8,981
2015	8,950
2016	8,944
2017	8,025
Thereafter	37,391

Total	$74,536

The changes in the carrying amount of goodwill for the period from December 31, 2012 to September 29, 2013 are as follows:

Balance at December 31, 2012	$13,742
Consolidation of VIE	462

Balance at September 29, 2013	$14,204

The Company’s annual impairment assessment is made on the last day of its fiscal second quarter.

During the first quarter of 2012, the Company reorganized its management structure to align with its publication types. The fair value of goodwill was allocated to each of the new reporting units: Small Community Newspapers, Large Daily Newspapers and Metro Newspapers. The Company determined that impairment indicators were present for the Metro Newspaper reporting unit, which had a goodwill balance of $216. As of April 1, 2012 the Company performed a Step 1 analysis for this reporting unit and determined that its carrying value exceeded fair value. As a result of the Step 2 analysis, the entire $216 of goodwill was impaired and this amount was subsequently reclassified to discontinued operations, see Note 18. The fair value of this reporting unit for impairment testing purposes was estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current market conditions, the Company determined that recent transactions provided the best estimate of the fair value of this reporting unit. The Company performed further analysis of this reporting unit’s intangible and long-lived assets and determined that impairments of these assets were not present.

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

The bankruptcy filing was considered a triggering event for the non amortizable intangibles and the Company performed a valuation analysis to determine if an impairment existed as of September 29, 2013. The fair values of the Company’s reporting units for goodwill and newspaper mastheads were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances and were consistent with the terms of the Plan. The estimates and judgments used in the assessment included multiples for revenue and EBITDA, the weighted average cost of capital and the terminal growth rate. Given the current bankruptcy Plan, the Company determined that discounted cash flows provided the best estimate of the fair value of its reporting units. The estimated fair value of the Large Daily reporting unit exceeded its carrying value and Step 2 of the analysis was not necessary. The Small Community reporting unit failed the Step 1 goodwill impairment analysis. The Company performed Step 2 of the analysis using consistent assumptions, as discussed above, and determined an impairment was not present for this reporting unit. The estimated fair value of each reporting unit’s mastheads exceeded their carrying values, using consistent assumptions as discussed above. The masthead fair value was estimated using the relief from royalty valuation method.

The Company considered the impairment analysis for goodwill and mastheads to be an indicator of impairment under ASC 360, and performed an analysis of its undiscounted cash flows for amortizable intangibles. For any groups where the carrying value exceeded the undiscounted cash flows a discounted cash flow analysis was performed to determine the amount of the impairment. Key assumptions within this analysis included earnings projections, discount rates, attrition rates, long term growth rates, and effective tax rate that the Company considers appropriate. Earnings projections reflected continued declines in print advertising revenue of 5.0% to 9.0% per year, which is expected to moderate in later years, growth in circulation revenue of up to 2.0% per year, and expense declines of up to 4.0% per year. Discount rates ranged from 14.5% to 17.0%, attrition rates ranged from 5.0% to 7.5%, the long term growth rate was 0% and the effective tax rate was 39.15%. The resulting cash flows were reconciled to the projections supporting the Plan.

Due to reductions in the Company’s operating projections during the third quarter in conjunction with the bankruptcy process, an impairment charge of $68,573 was recognized for advertiser relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $19,149 was recognized for subscriber relationships within the Company’s Metro and Small Community reporting units, an impairment charge of $2,077 was recognized for customer relationships within the Company’s Metro reporting unit and an impairment charge of $1,800 was recognized for trade names and publication rights within the Directories business unit. Refer to Note 16 “Fair Value Measurement” for additional information on the impairment charge.

The newspaper industry and the Company have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, the Company may be required to record additional impairment charges in the future.

(10) Indebtedness

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

The 2007 Credit Facility contains a financial covenant that requires Holdco to maintain a Total Leverage Ratio of less than or equal to 6.5 to 1.0 at any time an extension of credit is outstanding under the revolving credit facility. The 2007 Credit Facility contains affirmative and negative covenants applicable to Holdco, Operating and their restricted subsidiaries customarily found in loan agreements for similar transactions, including restrictions on their ability to incur indebtedness (which GateHouse Media is generally permitted to incur so long as it satisfies an incurrence test that requires it to maintain a pro forma Total Leverage Ratio of less than 6.5 to 1.0), create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments, except that Holdco is permitted to (a) make restricted payments (including quarterly dividends) so long as, after giving effect to any such restricted payment, Holdco and its subsidiaries have a Fixed Charge Coverage Ratio (as defined in the 2007 Credit Facility) equal to or greater than 1.0 to 1.0 and would be able to incur an additional $1.00 of debt under the incurrence test referred to above and (b) make restricted payments of proceeds of asset dispositions to GateHouse Media to the extent such proceeds are not required to prepay loans under the 2007 Credit Facility and/or cash collateralize letter of credit obligations and such proceeds are used to prepay borrowings under acquisition credit facilities of GateHouse Media. The 2007 Credit Facility also permits the borrowers, in certain limited circumstances, to designate subsidiaries as “unrestricted subsidiaries” which are not subject to the covenant restrictions in the 2007 Credit Facility. The 2007 Credit Facility contains customary events of default, including defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness and cross-accelerations; a Change of Control (as defined in the 2007 Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. There were no extensions of credit outstanding under the revolving credit portion of the facility at September 29, 2013 and, therefore, the Company was not required to be in compliance with the Total Leverage Ratio covenant at such time.

First Amendment to 2007 Credit Facility

On May 7, 2007, the Borrowers entered into the First Amendment to the 2007 Credit Facility (“the First Amendment”). The First Amendment provided an incremental term loan facility under the 2007 Credit Facility in the amount of $275,000. As amended by the First Amendment, the 2007 Credit Facility includes $1,195,000 of term loan facilities and $40,000 of a revolving credit facility. The incremental term loan facility amortizes at the same rate and matures on the same date as the existing term loan facilities under the 2007 Credit Facility. Interest on the incremental term loan facility accrues at a rate per annum equal to, at the option of the borrower, (a) adjusted LIBOR plus a margin equal to (i) 2.00%, if the corporate family ratings and corporate credit ratings of Operating by Moody’s Investors Service Inc. and Standard & Poor’s Rating Services, are at least B1, and B+, respectively, in each case with stable outlook or (ii) 2.25%, otherwise, as was the case as of September 29, 2013, or (b) the greater of the prime rate set by Wells Fargo Bank, or the federal funds effective rate plus 0.50%, plus a margin 1.00% lower than that applicable to adjusted LIBOR-based loans. Any voluntary or mandatory repayment of the First Amendment term loans made with the proceeds of a new term loan entered into for the primary purpose of benefiting from a margin that is less than the margin applicable as a result of the First Amendment will be subject to a 1.00% prepayment premium. The First Amendment term loans are subject to a “most favored nation” interest provision that grants the First Amendment term loans an interest rate margin that is 0.25% less than the highest margin of any future term loan borrowings under the 2007 Credit Facility.

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

Fourth Amendment to 2007 Credit Facility

On September 4, 2013, the Company entered into the Fourth Amendment to the Credit Facility (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, the Company obtained the following improvement in terms: a clarified and expanded definition of “Eligible Assignee”; an increase in the base amount in the formula used to calculate the “Permitted Investments” basket from $35,000 to a base of $50,000; the removal of the requirement that the Company’s annual financial statements not have a “going concern” or like qualification to the audit; the removal of a cross default from any Secured Hedging Agreement to the 2007 Credit Facility; the removal of a Bankruptcy Default, as defined therein, arising from actions in furtherance of or indicating consent to the specified actions; and a waiver of any prior Default or Event of Default, as defined therein.

In consideration of the changes described above, the Company agreed to pay each of the lenders party to the Fourth Amendment that timely executed and delivered its signature to the Fourth Amendment and the RSA, an amendment fee equal to 3.5% multiplied by the aggregate outstanding amount of the Loans held (including through trades pending settlement) by such lender, unless waived in writing. Newcastle and certain other lenders elected to waive their amendment fee pursuant to the Fourth Amendment. Newcastle indemnified other Lenders with respect to their entry into the Fourth Amendment, subject to the limitations set forth in the Fourth Amendment for a total amendment fee paid of approximately $6,790.

2007 Credit Facility Excess Cash Flow Payment and Outstanding Balance

As required by the 2007 Credit Facility, as amended, on March 26, 2013 and March 15, 2012, the Company made principal payments of $6,648 and $4,600, respectively, which represented 50% of the Excess Cash Flow related to the fiscal years ended December 30, 2012 and January 1, 2012, respectively. As of September 29, 2013, a total of $1,167,450 was outstanding under the 2007 Credit Facility: $654,554 was outstanding under the term loan facility, $244,236 was outstanding under the delayed draw term loan facility, $268,660 was outstanding under the incremental term loan facility and no amounts were outstanding under the revolving credit facility.

Local Media Credit Facility

On August 27, 2013, the Company entered into the Local Media Management Agreement with Local Media Parent. Pursuant to the Local Media Management Agreement, the Company manages the business conducted by Local Media and its subsidiaries, as well as the day-to-day operations of Local Media and its subsidiaries. The Company determined that Local Media is a VIE with the Company having control as a primary beneficiary. As a result of such determination, as of September 3, 2013 the Company is required to consolidate the results of the Local Media with the Company’s results. The Company does not have any equity interest in Local Media.

Certain of Local Media’s subsidiaries (together, the “Borrowers”) and Local Media entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”).

The Local Media Credit Facility provided for: (a) a $33,000 term loan facility that matures on September 4, 2018; and (b) a $10,000 revolving credit facility (subject to the activation condition that Credit Suisse Loan Funding LLC, as lead arranger, assigns the revolving loan commitment to an unaffiliated lender), with a $3,000 sub-facility for letters of credit and a $4,000 sub-facility for swing loans, that matures on September 4, 2018. The revolving credit facility was activated on October 25, 2013. The Borrowers used the proceeds of the Local Media Credit Facility to (a) fund a portion of the acquisition of Dow Jones Local Media Group, Inc., a Delaware corporation (the “Local Media Acquisition”), (b) provide for working capital and other general corporate purposes of the Borrowers and (c) fund certain fees, costs and expenses associated with the transactions contemplated by the Local Media Credit Facility and consummation of the Local Media Acquisition. The Local Media Credit Facility is secured by a first priority security interest in all assets of the Borrowers and Local Media. In addition, the loans and other obligations of the Borrowers under the Local Media Credit Facility are guaranteed by Local Media LLC.

Borrowings under the Local Media Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate (as defined in the Local Media Credit Facility) plus 6.5% per annum for a LIBOR Rate Loan (as defined in the Local Media Credit Facility), or the Base Rate (as defined in the Local Media Credit Facility) plus 5.5% per annum for a Base Rate Loan (as defined in the Local Media Credit Facility). Under the revolving credit facility, the Borrowers will also pay a monthly commitment fee of 0.75% per annum on the unused portion of the revolving credit facility and a fee of 6.0% on the aggregate amount of outstanding letters of credit.

No principal payments are due on the revolving credit facility until the maturity date. Principal payments are due on the term loan facility as follows: (a) $203 at the end of each fiscal quarter beginning with the fiscal quarter ending December 31, 2013 until the fiscal quarter ending September 30, 2015; and (b) $406 beginning with the fiscal quarter ending December 31, 2015 and at the end of each fiscal quarter thereafter. The Borrowers are required to prepay borrowings under the Local Media Credit Facility in an amount equal to: (i) 100% of Excess Cash Flow (as defined in the Local Media Credit Facility) earned during the any fiscal quarter if the Leverage Ratio (as defined in the Local Media Credit Facility) of Local Media and the Borrowers as of the end of such fiscal quarter was greater than or equal to 2.0 to 1.0; (ii) 50% of Excess Cash Flow earned during the any fiscal quarter if the Leverage Ratio of Local Media and the Borrowers as of the end of such fiscal quarter was less than 2.0 to 1.0 and greater than or equal to 1.75 to 1.0; and (iii) 0% of Excess Cash Flow earned during the any fiscal quarter if the Leverage Ratio of Local Media and the Borrowers as of the end of such fiscal quarter was less than 1.75 to 1.0, in each case subject to an annual audit adjustment. In addition, the Borrowers are required to prepay borrowings under the Local Media Credit Facility with (A) net cash proceeds of asset dispositions, (B) 100% of Extraordinary Receipts (as defined in the Local Media Credit Facility), (C) net cash proceeds of funded indebtedness (other than indebtedness permitted by the Local Media Credit Facility); and (D) 100% of all Specified Equity Contributions (as defined in the Local Media Credit Facility) to Local Media.

The Local Media Credit Facility contains financial covenants that require Local Media and the Borrowers to maintain (a) a Leverage Ratio of not more than 2.5 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Local Media Credit Facility) of at least 2.0 to 1.0, each measured at the end of each fiscal quarter for the four-quarter period then ended. The Local Media Credit Facility contains affirmative and negative covenants applicable to Local Media and the Borrowers customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, pay dividends or make other restricted payments. The Local Media Credit Facility contains customary events of default, including, but not limited to, defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness; a Change of Control (as defined in the Local Media Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. As of September 29, 2013 Local Media was in compliance with the applicable covenants.

Compliance with Covenants

As of September 29, 2013, Local Media is in compliance with all of the covenants and obligations under the Local Media Credit Facility. The revolving credit facility was activated on October 25, 2013.

Bankruptcy or Receivership

On September 27, 2013, the Debtors commenced voluntary chapter 11 proceedings (the “Chapter 11 Cases”) under the Bankruptcy Code in the Bankruptcy Court. Concurrently with the commencement of the Chapter 11 Cases, the Debtors have filed and requested confirmation of the Plan.

The Debtors solicited votes of holders of claims under the 2007 Credit Facility and certain interest rate swaps secured thereunder (collectively, the “Secured Debt), including certain affiliates of the Debtors. The Plan was accepted by the only impaired class of creditors entitled to vote on the Plan. Specifically, 79 out of the 80 holders of Secured Debt entitled to vote holding an aggregate amount of $1,199,317 (representing 99.99% of the total Secured Debt) voted to accept the Plan. No creditors voted to reject the Plan.

Pension, trade and all other unsecured claims of the Company would not be impaired under the Plan and their votes were not solicited. The Company’s common stock would be canceled under the Plan.

Pursuant to a support agreement executed by the administrative agent and lenders constituting the “Required Lenders” under the 2007 Credit Facility, the parties thereto have agreed that the commencement of the Chapter 11 Cases in furtherance of the Debtors’ obligations under the support agreement shall not be deemed to constitute a default under the 2007 Credit Facility. Absent such agreement, the commencement of the Chapter 11 Cases would have constituted an event of default under the 2007 Credit Facility. On November 6, 2013 the Bankruptcy Court held a hearing and entered the Confirmation Order confirming the Plan

The Debtors intend to continue to operate their businesses without interruption as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Pursuant to the Plan, the Debtors do not need, nor intend to obtain debtor-in-possession (DIP) financing during the Chapter 11 Cases. The Bankruptcy Court confirmed the plan on November 6, 2013.

Fair Value

The Company’s long-term debt is recorded at cost and is not actively traded. As of September 29, 2013, the fair value of the Company’s long-term debt under the 2007 Credit Facility was estimated at approximately $467,850. The Company’s fair value estimate is based on the allowed claims presented to the Bankruptcy Court multiplied by the 40% Cash-Out Offer. The 40% Cash-Out Offer price, using allowed claim amounts, was determined by management to represent the current price a market participant would be willing to pay to transfer the underlying liability at the measurement date because of the very short amount of time between the measurement date and the Cash-Out Offer settlement date. The Company’s long-term debt under the 2007 Credit Facility is classified within Level 3 of the fair value hierarchy.

The fair value of long-term debt under the Local Media Credit Facility was estimated at $33,000 as of September 29, 2013, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including the Company’s own credit risk as there are no rates currently observable in publically traded debt markets of risk with similar terms and average maturities. Accordingly, the Company’s long term debt under the Local Media Credit Facility is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of September 29, 2013, scheduled principal payments of outstanding debt are as follows:

2013	—
2014	1,168,263
2015	812
2016	2,031
2017	1,625
2018	27,719

$1,200,450
Less: Short-term debt	609
Less: Short-term debt, liabilities subject to compromise	1,167,450

Long-Term Debt	$32,391

(11) Derivative Instruments

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

The reorganization process resulted in the hedging relationship being discontinued as it was not probable that the forecasted transaction will occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss), net were recognized into earnings in the nine months ended September 29, 2013. The derivative liability balances have been classified as liabilities subject to compromise and are reflected at their fair value at the amount of, the anticipated allowed claim. The remaining amount of other comprehensive income, $16,011 net of $10,302 of tax, was recognized through earnings as of September 27, 2013 and $26,313 was classified as interest expense.

Fair Values of Derivative Instruments

	Liability Derivatives
	September 29, 2013		December 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designed as hedging instruments under ASC 815
Interest rate swaps	Liabilities Subject to Compromise	$28,440	Derivative Instruments	$45,724

Total derivatives		$28,440		$45,724

The Effect of Derivative Instruments on the Statement of Operations and Comprehensive Income (Loss)

for the Three Months Ended September 29, 2013 and September 30, 2012

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Interest rate swaps	Gain (loss) on derivative instruments	$(4)	$(5)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion in 2012 and Discontinuation of Hedge Relationships in 2013)(1)
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$4,659	$3,268	Interest income/ (expense)	$31,684	$7,560	Gain (loss) on derivative instruments	$(4)	$(5)
			Income tax benefit	$(10,302)	$—	Reorganization items, net	$(2,041)	$—

The Effect of Derivative Instruments on the Statement of Operations

for the Nine months Ended September 29, 2013 and September 30, 2012

Derivatives in ASC 815 Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		2013	2012
Interest rate swaps	Gain (loss) on derivative instruments	$(14)	$1,639

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion in 2012 and Discontinuation of Hedge Relationships in 2013)
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$19,339	$3,234	Interest income/ (expense)	$46,760	$21,000	Gain (loss) on derivative instruments	$(14)	$25
			Income tax benefit	$(10,302)	$—	Reorganization items, net	$(2,041)	$—

(1)	During the quarter ended September 29, 2013, the Company recognized $2,041 in reorganization items, net to adjust the fair value of derivatives to the allowed claim.

On June 23, 2005, the Company entered into and designated an interest rate swap based on a notional amount of $300,000, which matured in June 2012, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and pays a fixed rate of 4.135%, with settlements occurring monthly. On February 20, 2006, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. At December 31, 2006, the swap no longer qualified as an effective hedge. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On January 1, 2007, the Company redesignated the same interest rate swap as a cash flow hedge for accounting purposes. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947, which also includes the termination of the swap having a notional value of $270,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. As of September 29, 2013, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with financing obtained in 2006, the Company entered into and designated an interest rate swap based on a notional amount of $270,000, which matured in July 2011, as a cash flow hedge. Under the swap agreement, the Company received interest equivalent to one month LIBOR and paid a fixed rate of 5.359%, with settlements occurring monthly. On January 1, 2007, the swap was redesignated. Therefore, the balance in accumulated other comprehensive income has been reclassified into earnings over the life of the hedged item. On August 18, 2008, the Company terminated the swap and entered into a settlement agreement with Goldman Sachs in the aggregate amount of $18,947 which also includes the termination of the swap having a notional value of $300,000. The balance in accumulated other comprehensive income was reclassified into earnings over the remaining life of the item previously hedged. As of September 29, 2013, all amounts in accumulated other comprehensive income have been reclassified into earnings.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $100,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.14%, with settlements occurring monthly. During the three months ended September 29, 2013, the fair value of the swap increased by $434, of which $0 was recognized through earnings, an increase $765 was recognized through accumulated other comprehensive income, and a decrease of $331 was recognized in reorganization items. During the nine months ended September 29, 2013, the fair value of the swap increased by $2,835, of which $0 was recognized through earnings, an increase of $3,166 was recognized through accumulated other comprehensive income, and a decrease of $331 was recognized in reorganization items.

In connection with the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $250,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.971%, with settlements occurring monthly. During the three months ended September 29, 2013, the fair value of the swap increased by $1,043, of which an increase of $1 was recognized through earnings, an increase of $1,842 was recognized through accumulated other comprehensive income, and a decrease of $800 was recognized in reorganization items. During the nine months ended September 29, 2013, the fair value of the swap increased by $6,837, of which an increase of $2 was recognized through earnings, an increase of $7,635 was recognized through accumulated other comprehensive income, and a decrease of $800 was recognized in reorganization items.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $200,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 5.079% with settlements occurring monthly. During the three months ended September 29, 2013, the fair value of the swap increased by $855, of which a decrease of $5 was recognized through earnings, an increase of $1,515 was recognized through accumulated other comprehensive income, and a decrease of $655 was recognized in reorganization items. During the nine months ended September 29, 2013, the fair value of the swap increased by $5,597, of which a decrease of $16 was recognized through earnings, an increase of $6,268 was recognized through accumulated other comprehensive income, and a decrease of $655 was recognized in reorganization items.

In connection with the First Amendment to the 2007 Credit Facility, the Company entered into and designated an interest rate swap based on a notional amount of $75,000 maturing September 2014, as a cash flow hedge. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 4.941% with settlements occurring monthly. During the three months ended September 29, 2013, the fair value of the swap increased by $281, of which $0 was recognized through earnings, an increase of $536 was recognized through accumulated other comprehensive income, and a decrease of $255 was recognized in reorganization items. During the nine months ended September 29, 2013, the fair value of the swap increased by $2,015, of which $0 was recognized through earnings, an increase of$2,270 was recognized through accumulated other comprehensive income, and a decrease of $255 was recognized in reorganization items.

The aggregate amount of unrealized loss related to derivative instruments recognized in other comprehensive loss as of September 29, 2013 and September 30, 2012 was $0 and $51,517, respectively.

(12) Related Party Transactions

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

As of September 29, 2013, Fortress and its affiliates beneficially owned approximately 39.6% of the Company’s outstanding common stock.

In addition, the Company’s Chairman, Wesley Edens, is also the Co-Chairman of the board of directors of Fortress. The Company does not pay Mr. Edens a salary or any other form of compensation.

Affiliates of Fortress own $639,233 of the $1,167,450 outstanding under the 2007 Credit Facility, as amended, as of September 29, 2013. These amounts were purchased on arms’ length terms in secondary market transactions.

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

On August 27, 2013, the Company entered into the Local Media Management Agreement with Local Media Parent, to manage the operations of Local Media. Local Media Parent is a subsidiary of Newcastle (an affiliate of Fortress).

On September 4, 2013, the Company entered into a restructuring support agreement with Cortland Products Corp., as administrative agent and certain of the lenders under the Company’s 2007 Credit Facility, including Newcastle Investment Corp and its affiliates.

On September 4, 2013, Newcastle and GateHouse also entered into an Investment Commitment Letter (the “Investment Commitment Letter”), effective September 3, 2013.

The Restructuring Support Agreement and the Investment Commitment Letter relate to the restructuring (the “Restructuring”) of the obligations of GateHouse under the 2007 Credit Facility debt and under certain interest rate swaps secured thereunder (collectively, the “Outstanding Debt”) and GateHouse’s equity pursuant to a prepackaged Plan (the “Plan”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”).

As of the date of the Restructuring Support Agreement and the Investment Commitment Letter, Newcastle and its affiliates held approximately 52% of the principal amount currently outstanding under the 2007 Credit Facility (“Loans”), including certain amounts still pending trade settlement. Other Participating Lenders held approximately 59.8% of the remaining principal amount of the Loans (i.e., the amount excluding Loans held by Newcastle and its affiliates, approximately 48%), including certain amounts still pending trade settlement. Additional holders of Outstanding Debt may join the Restructuring Support Agreement in the future as Participating Lenders.

Pursuant to the Restructuring:

•	Newcastle (or its designated affiliates) would offer to purchase the Outstanding Debt in cash at 40% of par (the “Cash-Out Offer”) on the effective date of the Plan (the “Effective Date”);

•

The holders of the Outstanding Debt would have the option of receiving, in satisfaction of their Outstanding Debt, (i) the Cash-Out Offer, and/or (ii) (A) common stock in a new holding company (“New Media”) that would own the reorganized GateHouse and Local Media and (B) net cash proceeds, if any and as described below, of a potential new debt facility (the “New Debt Facility”);

•

Newcastle would contribute its interests in Local Media, which it acquired on September 3, 2013, to New Media in exchange for common stock of New Media (“New Media Common Stock”) equal in value to the cost of the Local Media acquisition, subject to the adjustments set forth in the Restructuring Support Agreement;

•	On account of any purchases of Outstanding Debt, Newcastle would receive a pro rata share of (a) New Media Common Stock and (b) the net proceeds, if any, of the New Debt Facility;

•

The Company will use commercially reasonable efforts based on market conditions and other factors, to raise up to $165,000 of new debt, including a $150,000 facility to fund distributions and other payments under the Plan (the “Financing”). The distribution will be made to holders of New Media Common Stock, including Plan Sponsor (or its designated affiliates) on account of the Cash-Out Offer, on the Effective Date (the “Net Proceeds”). The Financing will not be a condition precedent to the effectiveness of the Plan.

•	Pension, trade and all other unsecured claims of GateHouse would be unimpaired; and

Equity interests in GateHouse, including warrants, rights and options to acquire such equity interests (collectively, the “Existing Equity Interests”) would be cancelled, and the holders of Existing Equity Interests would receive 10-year warrants, collectively representing the right to acquire, in the aggregate, 5% of the common stock of New Media Common Stock (subject to dilution) as of the Effective Date, with the strike price for such warrants calculated based on a total equity value of New Media, prior to contribution of Local Media, of $1,200,000.

(13) Income Taxes

The Company performs a quarterly assessment of its deferred tax assets and liabilities. FASB ASC Topic 740, “Income Taxes” (“ASC 740”) limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced a history of losses even if future taxable income is supported by detailed forecasts and projections.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that during the nine months ended September 29, 2013, a net increase to the valuation allowance of $49,164 would be necessary to offset additional deferred tax assets. Of this amount, an $77,007 increase was recognized through the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), a $28,194 decrease was recognized through accumulated other comprehensive loss, and a $351 increase was recognized through discontinued operations.

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

For the nine months ended September 29, 2013, the expected federal tax benefit at 34% is $58,310. The difference between the expected tax and the effective benefit of $10,878 is primarily attributable to the tax effect of the federal valuation allowance of $57,931, the tax effect of the termination of derivative agreements of $(10,302), return to provision adjustments of $(540), the tax effect related to non-deductible expenses of $258, and deferred tax benefits that expired of $85.

The Company and its subsidiaries file a U.S. federal consolidated income tax return. The U.S. federal and state statute of limitations generally remains open for the 2010 tax year and beyond.

In accordance with ASC 740, the Company recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. As of September 29, 2013 and December 30, 2012, the Company had unrecognized tax benefits of approximately $4,677 and $4,677, respectively. The Company did not record significant amounts of interest and penalties related to unrecognized tax benefits for the periods ending September 29, 2013 and December 30, 2012. The Company does not expect significant changes in unrecognized tax benefits within the next 12 months.

(14) Pension and Postretirement Benefits

The Company maintains a pension plan and several postretirement medical and life insurance plans which cover certain employees. The Company uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

The following provides information on the pension plan and postretirement medical and life insurance plans for the three and nine months ended September 29, 2013 and September 30, 2012.

	Three months ended September 29, 2013		Three months ended September 30, 2012		Nine months ended September 29, 2013		Nine months ended September 30, 2012
	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement	Pension	Postretirement
Components of net periodic benefit costs:
Service cost	$75	$10	$50	$9	$225	$30	$150	$28
Interest cost	271	57	296	68	813	171	888	205
Expected return on plan assets	(340)	—	(310)	—	(1,020)	—	(930)	—
Amortization of prior service cost	—	(114)	—	(114)	—	(342)	—	(342)
Amortization of unrecognized loss	131	—	92	—	393	—	276	—

Total	$137	$(47)	$128	$(37)	$411	$(141)	$384	$(109)

During the three and nine months ended September 29, 2013 and September 30, 2012, the Company recognized a total of $90, $91, $270 and $275 in pension and postretirement benefit expense, respectively.

The following assumptions were used in connection with the Company’s actuarial valuation of its defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	4.10%	3.62%
Rate of increase in future compensation levels	—	—
Expected return on assets	7.5%	—
Current year trend	—	7.7%
Ultimate year trend	—	4.8%
Year of ultimate trend	—	2022

(15) Assets Held for Sale

As of September 29, 2013 and December 30, 2012, the Company intended to dispose of various assets which are classified as held for sale on the Condensed Consolidated Balance Sheet in accordance with ASC 360.

The following table summarizes the major classes of assets and liabilities held for sale at September 29, 2013 and December 30, 2012:

	September 29, 2013	December 30, 2012
Long-term assets held for sale:
Property, plant and equipment, net	$474	$474

Total long-term assets held for sale	$474	$474

During the twelve months ended December 30, 2012 the Company recorded an impairment charge in the amount of $2,128 related to property, plant and equipment and certain intangible assets which were classified as held for sale, refer to Note 16 for fair value measurement discussion. No such impairment charges were recorded during the nine months ended September 29, 2013.

(16) Fair Value Measurement

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

-	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

-	Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

-	Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop our own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

-	Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

-	Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectation about those future amounts.

-	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents financial assets and liabilities measured or disclosed at fair value on a recurring basis for the periods presented:

	Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements	Valuation Technique

As of December 30, 2012
Assets
Cash and cash equivalents	$34,527	$—	$—	$34,527	Income
Restricted cash	6,467	—	—	6,467	Income
Liabilities
Derivatives (1)	$—	$—	$45,724	$45,724	Income
As of September 29, 2013
Assets
Cash and cash equivalents	$19,753	$—	$—	$19,753	Income
Restricted cash	6,467	—	—	6,467	Income
Liabilities
Derivatives (1)(2)	$—	$—	$28,440	$28,440	Income

(1)	The fair value of the Company’s interest-rate swaps is determined using a discounted cash flow method and the following significant inputs: the remaining term of the swap (ranging between 11 and 11.5 months at September 29, 2013), the notional amount of the swap (ranging from $75,000 to $250,000), discount rates interpolated based on the one month LIBOR swap curves, the rate on the fixed leg of the swap (ranging from 4.94% to 5.14%), and a credit value adjustment to consider the likelihood of the Company’s nonperformance. The pricing model used is consistently applied and reflects the contractual terms of the derivatives as described above. In determining an appropriate spread to reflect its credit standing, the Company considers credit default swap pricing on debt with similar credit risks and maturities. Therefore, the Company’s interest-rate swaps are classified within Level 3 of the fair value hierarchy. An increase in the one month LIBOR and/or an increase in the credit default swap price would result in a decrease to fair value. A decrease in the one month LIBOR curve and/or a decrease in the credit default swap price would result in an increase to fair value.

(2)	The Company recognized $2,041 in reorganization items, net to adjust the fair value of derivatives to the allowed claim. The derivative liability is included in liabilities subject to compromise on the Consolidated Balance Sheet at the allowed claim amount of $28,440.

The following table reflects the activity of our derivative liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended September 29, 2013:

Derivative Liabilities
Balance as of December 30, 2012	$45,724
Total (gains) losses, net:
Included in earnings	14
Included in other comprehensive income	(19,339)
Included in reorganization items, net	2,041

Balance as of September 29, 2013	$28,440

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the quarter ended April 1, 2012, goodwill was written down to implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 9.

During the quarter ended September 29, 2013, certain intangible assets were written down to their implied fair value using Level 3 inputs. The valuation techniques and significant inputs and assumptions utilized to measure fair value are discussed in Note 9. The fair value of select advertiser relationships was $19,120, subscriber relationships $5,310, customer relationships $270, trade names was $270, and publication rights was $0 at September 29, 2013.

During the quarter ended September 29, 2013, the Company consolidated the assets and liabilities of Local Media under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their fair value. Property plant and equipment was valued using Level 2 inputs and mastheads and goodwill were valued using Level 3 inputs. Refer to Note 5 for discussion of the valuation techniques and significant inputs and assumptions utilized and the fair value recognized.

Refer to Note 10 for the discussion on the fair value of the Company’s total long-term debt.

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

Restricted cash at September 29, 2013 and December 30, 2012, in the aggregate amount of $6,467 for both periods, is used to collateralize standby letters of credit in the name of the Company’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations.

(18) Discontinued Operations

In May 2013, the Company disposed of a non wholly owned subsidiary in Chicago, Illinois. As a result, the asset, liability and noncontrolling interest carrying amounts of this subsidiary were derecognized. A loss of $1,146 was recognized in discontinued operations.

During the nine months ended September 30, 2012, the Company entered into an agreement to sell 22 publications in Suburban Chicago, Illinois for an aggregate purchase price of approximately $2,800. As a result, an impairment loss of $1,922 is included in loss from discontinued operations on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2012. Additionally, an impairment loss of $206 is included in loss from discontinued operations net of income taxes on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2012 related to previously discontinued operations.

The net revenue during the nine months ended September 29, 2013 and September 30, 2012 for the aforementioned discontinued operations and previously discontinued operations was $394 and $8,560, respectively. Loss, net of income taxes of $0, during the nine months ended September 29, 2013 and September 30, 2012 for the aforementioned discontinued operations and previously discontinued operations was $1,034 and $2,093, respectively. The loss from discontinued operations attributable to noncontrolling interest during the nine months ended September 29, 2013 and September 30, 2012 was $55 and $410, respectively.

(19) Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors. Effective September 29, 2013, the non-debtor entities are accounted for as non-consolidated subsidiaries in the accompanying Debtor-In-Possession financial information. Local Media, a VIE that is owned entirely by Local Media Parent, is the only non-debtor entity with material financial activity. The Local Media net loss is included in “net loss attributable to noncontrolling interest” in the GateHouse Media, Inc and subsidiaries Statement of Operations and Comprehensive Income (Loss) and “noncontrolling interest” on the GateHouse Media, Inc and subsidiaries Balance Sheet.

Debtors’ Balance Sheets

(In thousands, except share data)

September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,812
Restricted cash	6,467
Accounts receivable, net of allowance for doubtful accounts of $2,306 and $2,456 at September 29, 2013 and December 30, 2012, respectively	48,543
Inventory	5,437
Prepaid expenses	6,348
Other current assets	10,591

Total current assets	88,198
Property, plant, and equipment, net of accumulated depreciation of $137,132 and $128,208 at September 29, 2013 and December 30, 2012, respectively	105,839
Goodwill	13,742
Intangible assets, net of accumulated amortization of $214,002 and $196,878 at September 29, 2013 and December 30, 2012, respectively	109,784
Deferred financing costs, net	—
Other assets	1,927
Assets held for sale	474

Total assets	$319,964

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term liabilities	$700
Current portion of long-term debt	—
Accounts payable	8,563
Accrued expenses	27,340
Accrued interest	—
Deferred revenue	24,148

Total current liabilities	60,751
Long-term liabilities:
Long-term debt	—
Long-term liabilities, less current portion	2,125
Derivative instruments	—
Pension and other postretirement benefit obligations	14,385
Liabilities subject to compromise	1,200,023

Total liabilities	1,277,284

Stockholders’ deficit:
Common stock, $0.01 par value, 150,000,000 shares authorized at September 29, 2013 and December 30, 2012; 58,313,868 issued and 58,077,031 outstanding at September 29, 2013 and December 30, 2012	568
Additional paid-in capital	831,369
Accumulated other comprehensive loss	(17,241)
Accumulated deficit	(1,771,706)
Treasury stock, at cost, 236,837 shares at September 29, 2013 and December 30, 2012	(310)

Total GateHouse Media stockholders’ deficit	(957,320)
Noncontrolling interest	—

Total stockholders’ deficit	(957,320)

Total liabilities and stockholders’ deficit	$319,964

Debtors’ Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended September 29, 2013	Nine months ended September 29, 2013
Revenues:
Advertising	$73,180	$223,740
Circulation	33,147	98,660
Commercial printing and other	7,716	21,823

Total revenues	114,043	344,223
Operating costs and expenses:
Operating costs	62,930	192,928
Selling, general, and administrative	38,200	116,922
Depreciation and amortization	9,802	29,438
Integration and reorganization costs	422	1,380
Impairment of long-lived assets	91,599	91,599
Loss on sale of assets	10	1,053

Operating income (loss)	(88,920)	(89,097)
Interest expense	40,442	69,327
Amortization of deferred financing costs	249	772
(Gain) loss on derivative instruments	4	14
Other (income) expense	(4)	1,004
Reorganization items, net	9,843	9,843

Loss from continuing operations before income taxes	(139,454)	(170,057)
Income tax benefit	(10,302)	(10,302)

Loss from continuing operations	(129,152)	(159,755)
Loss from discontinued operations, net of income taxes	—	(1,034)

Net loss	(129,152)	(160,789)

Loss per share:
Basic and diluted:
Loss from continuing operations attributable to GateHouse Media	$(2.22)	$(2.75)
Loss from discontinued operations, attributable to GateHouse Media, net of income taxes	—	(0.02)

Net loss attributable to GateHouse Media	$(2.22)	$(2.77)
Basic weighted average shares outstanding	58,077,031	58,068,277
Diluted weighted average shares outstanding	58,077,031	58,068,277
Comprehensive loss	$(108,465)	$(125,388)

Debtors’ Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury stock		Non- controlling interest in subsidiary
	Shares	Amount				Shares	Amount		Total
Balance at December 31, 2012	58,313,868	$568	$831,344	$(52,642)	$(1,610,917)	236,837	$(310)	$(2,202)	$(834,159)
Net loss	—	—	—	—	(160,789)	—	—	—	(160,789)
Gain on derivative instruments, net of income taxes of $0	—	—	—	19,339	—	—	—	—	19,339
Reclassification of accumulated other comprehensive loss related to of derivative instruments, net income taxes of $10,302	—	—	—	16,011	—	—	—	—	16,011
Net actuarial loss and prior service cost, net of income taxes of $0	—	—	—	51	—	—	—	—	51
Disposal of non wholly owned subsidiary	—	—	—	—	—	—	—	2,202	2,202
Non-cash compensation expense	—	—	25	—	—	—	—	—	25

Balance at September 29, 2013	58,313,868	$568	$831,369	$(17,241)	$(1,771,706)	236,837	$(310)	$—	$(957,320)

Debtors’ Statements of Cash Flows

(In thousands)

Nine months ended September 29, 2013
Cash flows from operating activities:
Net loss	$(160,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,495
Amortization of deferred financing costs	771
(Gain) loss on derivative instruments	14
Non-cash compensation expense	25
Non-cash reorganization items, net	2,989
Non-cash interest expense related to unrealized losses upon dedesignation of cash flow hedges	26,313
Tax effect of the termination of derivative agreements	(10,302)
Loss on sale of assets	2,208
Pension and other postretirement benefit obligations	(820)
Impairment of long-lived assets	91,599
Goodwill impairment	—
Changes in assets and liabilities:
Accounts receivable, net	5,778
Inventory	582
Prepaid expenses	(587)
Other assets	(1,860)
Accounts payable	(97)
Accrued expenses	1,514
Accrued interest	(526)
Deferred revenue	(723)
Other long-term liabilities	(152)

Net cash (used in) provided by operating activities	(14,568)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,242)
Proceeds from sale of assets and insurance	743

Net cash used in investing activities	(2,499)

Cash flows from financing activities:
Repayments under current portion of long-term debt	(6,648)

Net cash used in financing activities	(6,648)

Net (decrease) increase in cash and cash equivalents	(23,715)
Cash and cash equivalents at beginning of period	34,527

Cash and cash equivalents at end of period	$10,812

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors:

As of September 29, 2013
Accrued interest	$4,133
Long-term debt	1,167,450
Derivative instruments	28,440

Liabilities subject to compromise	$1,200,023

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are one of the largest publishers of locally based print and online media in the United States as measured by number of daily publications. Our business model is to be the preeminent provider of local content and advertising in the small and midsize markets we serve. Our portfolio of products, including the acquisition of Dow Jones Local Media Group, Inc. (“Local Media”), which includes 435 community publications, 353 related websites, 329 mobile sites and six yellow page directories, serves over 128,000 business advertising accounts and reaches approximately 10 million people on a weekly basis.

Our core products include:

•	86 daily newspapers with total paid circulation of approximately 771,000;

•	252 weekly newspapers (published up to three times per week) with total paid circulation of approximately 324,000 and total free circulation of approximately 704,000;

•	97 “shoppers” (generally advertising-only publications) with total circulation of approximately 1.9 million;

•	353 locally focused websites and 329 mobile sites, which extend our franchises onto the internet and mobile devices with approximately 96 million page views per month; and

•	six yellow page directories, with a distribution of approximately 488,000, that covers a population of approximately 1.2 million people.

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

On May 9, 2005, FIF III Liberty Holdings LLC, an affiliate of Fortress Investment Group LLC (“Fortress”), entered into an Agreement and Plan of Merger with the Company pursuant to which a wholly-owned subsidiary of FIF III Liberty Holdings LLC merged with and into the Company (the “Merger”). The Merger was effective on June 6, 2005, thus at the time making FIF III Liberty Holdings LLC our principal and controlling stockholder at that time. As of September 29, 2013, Fortress beneficially owned approximately 39.6% of our outstanding common stock.

Recent Developments

On September 27, 2013, we filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, case number 13-12503. On November 6, 2013 the bankruptcy court confirmed the restructuring plan, as discussed below. We will continue to operate the business as “debtor-in possession” under the jurisdiction of the United States Bankruptcy Court of Delaware (the “Bankruptcy Court”) and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Bankruptcy Court.

On August 27, 2013, we entered into a management agreement (the “Local Media Management Agreement”) with Local Media Parent to manage the operations of Local Media. We have determined that the Local Media Management Agreement results in Local Media being a variable interest entity (“VIE”) and we have consolidated Local Media’s financial position and results of operations from September 3, 2013. On September 3, 2013, Local Media Parent completed its acquisition of thirty three publications from News Corp Inc. Local Media is not part of the bankruptcy filing and will continue to operate in the ordinary course of business.

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

On September 4, 2013, we and our affiliated debtors (the “Debtors”) announced that we, the Administrative Agent (as defined below), Newcastle Investment Corp. (“Newcastle”) and other lenders (the “Participating Lenders”) under the Amended and Restated Credit Agreement by and among certain affiliates of us, the Lenders from time to time party thereto and Cortland Products Corp., as administrative agent (the “Administrative Agent”), dated February 27, 2007 (the “2007 Credit Facility”) entered into the Restructuring Support Agreement, effective September 3, 2013, as may be amended, supplemented or modified from time to time (the “Support Agreement”), in which the parties agreed to support, subject to the terms and conditions of the Support Agreement, the restructuring of our company (the “Restructuring”) pursuant to the consummation of a pre-packaged plan under Chapter 11 of title 11 of the Bankruptcy Code (the “Plan”). The Support Agreement relates to the Restructuring of our obligations under the 2007 Credit Facility and certain interest rate swaps secured thereunder (collectively, the “Outstanding Debt”) and our equity pursuant to the Plan.

The Plan, once effective, will discharge claims and interests against us primarily through the (a) issuance of shares of common stock in a new holding company, New Media Investment Group Inc. (“New Media,” and such common stock, “Common Stock”) and/or payment of cash to holders of claims in connection with the 2007 Credit Facility and related interest rate swaps, (b) reinstatement of certain claims, (c) entry into the Management Agreement (as defined below), (d) issuance of warrants by New Media to existing equity holders in us (“Existing Equity Holders”) and (e) entry into the New Credit Facilities (as defined below), if any, the net proceeds of which will go to holders that elect to receive New Media Common Stock, and entry into the New Undrawn Commitments (as defined below).

Pursuant to the Restructuring, Newcastle offered to purchase the Outstanding Debt claims in cash and at 40% of (i) $1.2 billion of principal of claims under the 2007 Credit Facility, plus (ii) accrued and unpaid interest at the applicable contract non-default rate with respect thereto, plus (iii) all amounts, excluding any default interest, arising from transactions in connection with interest rate swaps secured under the 2007 Credit Facility (the “Cash-Out Offer”) on the effective date of the Plan (the “Effective Date”). The holders of the Outstanding Debt have the option of receiving, in satisfaction of their Outstanding Debt, their pro rata share of the (i) Cash-Out Offer and/or (ii) New Media Common Stock and the net proceeds, if any, of a potential new debt facility (the “New Credit Facilities”). Newcastle will receive its pro rata share of New Media Common Stock and the net proceeds of the New Credit Facilities, if any, for all Outstanding Debt it holds, including Outstanding Debt purchased in the Cash-Out Offer. We intend to pay all pensions, trade and all other unsecured claims in full.

As of September 19, 2013, Newcastle held approximately 52.2% of the principal amount currently outstanding under the 2007 Credit Facility and the other Participating Lenders held approximately 28.7% of such principal amount (in each case, including certain amounts still pending trade settlement). Additional holders of Outstanding Debt may join the Restructuring Support Agreement in the future as Participating Lenders.

On September 20, 2013, we commenced a pre-packaged solicitation of the Plan (the “Solicitation”). Under the Support Agreement, each of the Participating Lenders agreed to (a) support and take any reasonable action in furtherance of the Restructuring, (b) timely vote their Outstanding Debt to accept the Plan and not change or withdraw such vote, (c) support approval of the Disclosure Statement and confirmation of the Plan, as well as certain relief to be requested by Debtors from the Bankruptcy Court, (d) refrain from taking any action inconsistent with the confirmation or consummation of the Plan, and (e) not propose, support, solicit or participate in the formulation of any plan other than the Plan. Holders of Outstanding Debt sufficient to meet the requisite threshold of 67% in amount and majority in number (calculated without including any insider) necessary for acceptance of the Plan under the Bankruptcy Code (“Bankruptcy Threshold Creditors”) voted to accept the Plan in the Solicitation. 100% of the holders of the Outstanding Debt voted to accept the Plan under the terms of the Support Agreement. As a result, Debtors commenced Chapter 11 cases and sought approval of the disclosure statement for the Plan (the “Disclosure Statement”) and confirmation of the Plan therein. The Plan was confirmed by the Court on November 6, 2013.

The Company’s operating segments (Large Community Newspapers, Small Community Newspapers, Directories and Local Media) are aggregated into one reportable business segment.

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

Due to the bankruptcy filing, we have applied debtor-in-possession accounting as described in FASB ASC Topic 852, “Reorganizations” (“ASC 852”). There have been no other changes in critical accounting policies in the current year from those described in our Annual Report on Form 10-K for the year ended December 30, 2012.

Results of Operations

The following table summarizes our historical results of operations for the three and nine months ended September 29, 2013 and September 30, 2012.

GATEHOUSE MEDIA, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three months ended September 29, 2013	Three months ended September 30, 2012	Nine months ended September 29, 2013	Nine months ended September 30, 2012
Revenues:
Advertising	$79,009	$80,140	$229,569	$246,010
Circulation	36,857	33,165	102,370	98,279
Commercial printing and other	10,126	6,675	24,233	18,872

Total revenues	125,992	119,980	356,172	363,161
Operating costs and expenses:
Operating costs	70,826	66,316	200,824	202,644
Selling, general, and administrative	42,532	35,004	121,254	107,059
Depreciation and amortization	10,747	9,802	30,383	30,006
Integration and reorganization costs	422	1,597	1,380	3,457
Impairment of long-lived assets	91,599	—	91,599	—
Loss on sale of assets	9	379	1,052	534

Operating income (loss)	(90,143)	6,882	(90,320)	19,461
Interest expense	40,627	14,500	69,513	43,497
Amortization of deferred financing costs	281	314	803	994
(Gain) loss on derivative instruments	4	5	14	(1,639)
Other (income) expense	(3)	7	1,005	(33)
Reorganization costs, net	9,843	—	9,843	—

Loss from continuing operations before income taxes	(140,895)	(7,944)	(171,498)	(23,358)
Income tax benefit	(10,878)	(250)	(10,878)	(207)

Loss from continuing operations	(130,017)	(7,694)	(160,620)	(23,151)

Three Months Ended September 29, 2013 Compared To Three Months Ended September 30, 2012

Revenue. Total revenue for the three months ended September 29, 2013 increased by $6.0 million, or 5.0%, to $126.0 million from $120.0 million for the three months ended September 30, 2012. The increase in total revenue was comprised of a $1.1 million, or 1.4%, decrease in advertising revenue which was offset by a $3.7 million, or 11.1%, increase in circulation revenue and a $3.4 million, or 51.7%, increase in commercial printing and other revenue. Advertising revenue includes an additional $5.8 million from Local Media in 2013 while total company excluding Local Media (“Gatehouse Standalone” ) declines were $6.9 million or 8.7%. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular pressures and a continuing uncertain and weak economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been primarily offset by price increases in certain locations. Our circulation revenue was also impacted by approximately $0.5 million for a net to gross accounting change at two of our larger locations. The increase in circulation revenue was primarily due to circulation revenue from Local Media of $3.7 million. The increase in commercial printing and other revenue was primarily due to commercial printing and other revenue from Local Media of $2.5 million as well as increases in our small business marketing services within GateHouse Media Ventures.

Operating Costs. Operating costs for the three months ended September 29, 2013 increased by $4.5 million, or 6.8%, to $70.8 million from $66.3 million for the three months ended September 30, 2012. The increase in operating costs was primarily due to operating costs of Local Media of $7.9 million, which was partially offset by a decrease in GateHouse Standalone compensation expenses, newsprint expenses, and professional and consulting fees of $1.5 million, $1.3 million, and $1.0 million, respectively. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 29, 2013 increased by $7.5 million, or 21.5%, to $42.5 million from $35.0 million for the three months ended September 30, 2012. The increase in selling, general and administrative expenses was primarily due to selling, general and administrative expenses of Local Media of $4.4 million and an increase in GateHouse Standalone outside services and compensation expenses of $2.9 million and $0.2 million. The increase in outside services is primarily from legal expenses of $2.6 million related to reorganization costs.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 29, 2013 increased by $0.9 million to $10.7 million from $9.8 million for the three months ended September 30, 2012. Depreciation and amortization expense increased due to depreciation expense of Local Media of $0.9 million.

Integration and Reorganization Costs. During the three months ended September 29, 2013 and September 30, 2012, we recorded integration and reorganization costs of $0.4 million and $1.6 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Impairment of Long-Lived Assets. During the three months ended September 29, 2013 we incurred a charge of $91.6 million related to the impairment on our advertiser relationships, subscriber relationships, customer relationships and other intangible assets due to reductions in our operating projections within our various reporting units. There were no such charges during the three months ended September 30, 2012.

Interest Expense. Interest expense for the three months ended September 29, 2013 increased by $26.1 million to $40.6 million from $14.5 million for the three months ended September 30, 2012, which primarily resulted from the reclassifications out of accumulated other comprehensive income related to the write off of the derivative instruments due to the termination of the swap agreements of $26.3 million.

Reorganization Costs, Net. During the three months ended September 29, 2013, we recorded reorganization costs, net of $9.8 million, which was comprised of credit agreement amendment fees of $6.8 million, the adjustment of the fair value of the swaps to the allowed claim value in the amount of $2.0 million, the write-off of deferred financing costs of $1.0 million, and bankruptcy fees of $0.1 million.

Income Tax Benefit. Income tax benefit for the three months ended September 29, 2013 was $10.9 million compared to $0.3 million for the three months ended September 30, 2012. The change of $10.5 million was primarily due to the tax effect of the current year’s termination of derivative agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the three months ended September 29, 2013 and September 30, 2012 was $130.0 million and $7.7 million, respectively. Our net loss from continuing operations increased due to the factors noted above.

Nine months Ended September 29, 2013 Compared To Nine months Ended September 30, 2012

Revenue. Total revenue for the nine months ended September 29, 2013 decreased by $7.0 million, or 1.9%, to $356.2 million from $363.2 million for the nine months ended September 30, 2012. The decrease in total revenue was comprised of a $16.4 million, or 6.7%, decrease in advertising revenue which was offset by a $4.0 million, or 4.2%, increase in circulation revenue and a $5.4 million, or 28.4%, increase in commercial printing and other revenue. Advertising revenue includes $5.8 million from Local Media in 2013 while Gatehouse Standalone declines were $22.3 million or 9.1%. Advertising revenue declines were primarily driven by declines on the print side of our business in the local retail and classified categories, which were partially offset by growth in digital advertising. The local retail print declines reflect both secular pressures and a continuing uncertain and weak economic environment. These secular trends and economic conditions have also led to a decline in our print circulation volumes which have been slightly offset by price increases in certain locations. Our circulation revenue was also impacted by approximately $1.4 million for a net to gross accounting change at two of our larger locations. The increase in circulation revenue was primarily due to circulation revenue from Local Media of $3.7 million. The increase in commercial printing and other revenue was primarily due to commercial printing and other revenue from growth of our small business marketing services within GateHouse Media Ventures combined with Local Media commercial print and other revenue of $2.5 million.

Operating Costs. Operating costs for the nine months ended September 29, 2013 decreased by $1.8 million, or 0.9%, to $200.8 million from $202.6 million for the nine months ended September 30, 2012. The decrease in operating costs was primarily due to a decrease in Gatehouse Standalone compensation expenses, newsprint expenses, professional and consulting fees, supplies, travel expenses, and repairs and maintenance expenses of $5.6 million, $3.5 million, $3.1 million, $0.8 million, $0.4 million, and $0.4 million, respectively. These decreases in operating costs were partially offset by operating costs of Local Media of $7.9 million and an increase in outside services of $4.5 million. These decreases are the result of permanent cost reductions as we continue to work to consolidate operations and improve the productivity of our labor force.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 29, 2013 increased by $14.2 million, or 13.3%, to $121.3 million from $107.1 million for the nine months ended September 30, 2012.

The increase in selling, general and administrative expenses was primarily due to an increase in GateHouse Standalone outside services, compensation expenses, and professional and consulting fees of $8.6 million, $0.8 million, and $0.5 million, respectively. The increase in selling, general and administrative expenses also includes selling, general and administrative expenses of Local Media of $4.4 million. The increase in outside services is primarily from legal expenses of $6.5 million related to reorganization costs.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 29, 2013 increased by $0.4 million to $30.4 million from $30.0 million for the nine months ended September 30, 2012. Depreciation and amortization expense increased due to depreciation expense of Local Media of $0.9 million, which was offset by a reduction in depreciation expense due to the sale and disposal of assets.

Integration and Reorganization Costs. During the nine months ended September 29, 2013 and September 30, 2012, we recorded integration and reorganization costs of $1.4 million and $3.5 million, respectively, primarily resulting from severance costs related to the continued consolidation of our operations resulting from our ongoing implementation of our plans to reduce costs and preserve cash flow.

Impairment of Long-Lived Assets. During the nine months ended September 29, 2013 we incurred a charge of $91.6 million related to the impairment on our advertiser relationships, subscriber, customer relationships and other intangible assets relationships due to reductions in our operating projections within our various reporting units. There were no such charges during the nine months ended September 30, 2012.

Interest Expense. Interest expense for the nine months ended September 29, 2013 increased by $26.0 million to $69.5 million from $43.5 million for the three months ended September 30, 2012, which primarily resulted from the reclassifications out of accumulated other comprehensive income related to the write off of the derivative instruments due to the termination of the swap agreements of $26.3 million.

(Gain) Loss on Derivative Instruments. During the nine months ended September 30, 2012, we recorded a net gain on derivative instruments of $1.6 million, which was comprised of reclassifications of accumulated other comprehensive income amortization related to swaps terminated in 2008 that were partially offset by the impact of the ineffectiveness of our remaining swap agreements. The accumulated other comprehensive income reclassification for swaps terminated in 2008 was fully amortized in 2012 and the 2013 loss on derivative instruments relates only to the ineffectiveness of our remaining swaps.

Reorganization Costs, Net. During the nine months ended September 29, 2013, we recorded reorganization costs, net of $9.8 million, which was comprised of credit agreement amendment fees of $6.8 million, the adjustment of the fair value of the swaps to the allowed claim value in the amount of $2.0 million, the write-off of deferred financing costs of $1.0 million, and bankruptcy fees of $0.1 million.

Income Tax Benefit. Income tax benefit for the nine months ended September 29, 2013 was $10.9 million compared to $0.2 million for the nine months ended September 30, 2012. The change of $10.6 million was primarily due to the tax effect of the current year’s termination of derivative agreements.

Net Loss from Continuing Operations. Net loss from continuing operations for the nine months ended September 29, 2013 and September 30, 2012 was $160.6 million and $23.2 million, respectively. Our net loss from continuing operations increased due to the factors noted above.

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

Our 2007 Credit Facility imposes upon us certain financial and operating covenants, including, among others, requirements that we satisfy certain financial tests, including a total leverage ratio if there are outstanding extensions of credit under the revolving facility, a minimum fixed charge ratio, and restrictions on our ability to incur debt, pay dividends or take certain other corporate actions. As of September 29, 2013 we were in compliance with all applicable covenants. Although we are currently in compliance with all of our covenants and obligations under the 2007 Credit Facility, due to restrictive covenants and conditions within this facility, we currently do not have the ability to draw upon the revolving credit facility portion of the 2007 Credit Facility for any immediate short-term funding needs or to incur additional long-term debt.

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

Local Media Credit Facility

Certain of Local Media’s subsidiaries (together, the “Borrowers”) and Local Media entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”).

The Local Media Credit Facility provided for: (a) a $33 million term loan facility that matures on September 4, 2018; and (b) a $10 million revolving credit facility (subject to the activation condition that Credit Suisse Loan Funding LLC (“CS”), as lead arranger, assigns the revolving loan commitment to an unaffiliated lender), with a $3 million sub-facility for letters of credit and a $4 million sub-facility for swing loans, that matures on September 4, 2018. On October 25, 2013, CS assigned the revolving loan commitment to Capital One Business Corp and the revolving credit facility was activated.

Borrowings under the Local Media Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate (as defined in the Local Media Credit Facility) plus 6.5% per annum for a LIBOR Rate Loan (as defined in the Local Media Credit Facility), or the Base Rate (as defined in the Local Media Credit Facility) plus 5.5% per annum for a Base Rate Loan (as defined in the Local Media Credit Facility). Under the revolving credit facility, the Borrowers will also pay a monthly commitment fee of 0.75% per annum on the unused portion of the revolving credit facility and a fee of 6.0% on the aggregate amount of outstanding letters of credit. No principal payments are due on the revolving credit facility until the maturity date. Principal payments are due on the term loan facility as follows: (a) $203,125 at the end of each fiscal quarter beginning with the fiscal quarter ending December 31, 2013 until the fiscal quarter ending September 30, 2015; and (b) $406,250 beginning with the fiscal quarter ending December 31, 2015 and at the end of each fiscal quarter thereafter. The Borrowers are required to prepay borrowings under the Local Media Credit Facility in amounts and under circumstances as set forth in the Local Media Credit Facility.

The Local Media Credit Facility imposes upon Local Media certain financial and operating covenants, including, among others, requirements that Local Media satisfy certain financial tests, including a total leverage ratio and a minimum fixed charge coverage ratio, and restriction on Local Media’s ability to incur debt, pay dividends or take other corporate actions. As of September 29, 2013, Local Media was in compliance with all applicable covenants and could draw on the revolving facility if it chose to do so.

Cash Flows

The following table summarizes our historical cash flows.

	Nine months ended	Nine months ended
	September 29, 2013	September 30, 2012
Cash (used in) provided by operating activities	$(9,737)	$24,222
Cash used in investing activities	(2,499)	(2,014)
Cash used in financing activities	(2,538)	(4,600)

The discussion of our cash flows that follows is based on our historical cash flows for the nine months ended September 29, 2013 and September 30, 2012.

Cash Flows from Operating Activities. Net cash used in operating activities for the nine months ended September 29, 2013 was $9.7 million, a decrease of $33.9 million when compared to $24.2 million of cash provided by operating activities for the nine months ended September 30, 2012. This $33.9 million decrease was the result of an increase in net loss of $136.4 million and an increase in cash provided by working capital of $8.2 million, which was offset by an increase in non-cash charges of $110.7 million.

The $8.2 million increase in cash provided by working capital for the nine months ended September 29, 2013 when compared to the nine months ended September 30, 2012 is primarily attributable to an increase in prepaid, account receivable and accrued expenses.

The $110.7 million increase in non-cash charges primarily consisted of an increase in impairment of long-lived assets of $89.5 million, an increase in non-cash interest expense related to the termination of derivative instruments of $26.3 million, non-cash reorganization cost, net of $3.0 million, an increase in loss on derivative instruments of $1.7 million, and an increase in loss on sale of assets of $1.6 million. These increases were partially offset by an increase in the tax benefit of $10.3 million related to the termination of derivative agreements, a decrease in pension and other postretirement benefit obligations of $0.4 million, a decrease in depreciation and amortization of $0.3 million, a decrease in goodwill impairment included in discontinued operations of $0.2 million, and a decrease in amortization of deferred financing costs of $0.2 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 29, 2013 was $2.5 million. During the nine months ended September 29, 2013, we used $3.2 million for capital expenditures, which was offset by $0.7 million we received from the sale of publications and other assets.

Net cash used in investing activities for the nine months ended September 30, 2012 was $2.0 million. During the nine months ended September 30, 2012, we used $2.8 million for capital expenditures, which was offset by $0.8 million we received from the sale of real property and insurance proceeds.

Cash Flows from Financing Activities. Net cash used by financing activities for the nine months ended September 29, 2013 was $2.5 million. The net cash provided by financing activities resulted from additional paid-in capital of $4.1 million related to the VIE Local Media which was offset by a $6.6 million repayment under the 2007 Credit Facility, as amended.

Net cash used in financing activities for the nine months ended September 30, 2012 was $4.6 million due to a repayment under the 2007 Credit Facility, as amended.

Changes in Financial Position

The discussion that follows highlights significant changes in our financial position and working capital from December 30, 2012 to September 29, 2013.

Accounts Receivable. Accounts receivable increased $8.4 million from December 30, 2012 to September 29, 2013, due to $14.3 million addition related to Local Media during the first nine months of 2013, which was partially offset by the timing of cash collections and lower revenue recognized in the 2013 nine month period compared to 2012.

Inventory. Inventory increased $1.1 million from December 30, 2012 to September 29, 2013, which primarily relates to the Local Media consolidation during the first nine months of 2013.

Prepaid Expenses. Prepaid expenses increased $2.1 million from December 30, 2012 to September 29, 2013, which primarily relates to the Local Media consolidation during the first nine months of 2013.

Property, Plant, and Equipment. Property, plant, and equipment increased $62.1 million during the period from December 30, 2012 to September 29, 2013, of which $73.8 million relates to the Local Media consolidation in the third quarter of 2013 and $3.2 million that was used for capital expenditures. These increases in property, plant, and equipment were partially offset by $12.9 of depreciation and $1.9 million related to assets sold and discontinued operations.

Intangible Assets. Intangible assets decreased $105.1 million from December 30, 2012 to September 29, 2013, of which $91.6 million relates to an impairment charge, $17.5 relates to amortization and $0.1 million relates to discontinued operations, which was offset by $4.1 million from the Local Media consolidation in the third quarter of 2013.

Current Portion of Long-term Debt. Current portion of long-term debt decreased $6.0 million from December 30, 2012 to September 29, 2013, due to a $6.6 million principal payment as required by the 2007 Credit Facility, as amended, which represented 50% of the Excess Cash Flow related to the fiscal year ended December 30, 2012, which was offset by $0.6 million in borrowings under the Local Media Credit Facility.

Accounts Payable. Accounts payable increased $2.6 million from December 30, 2012 to September 29, 2013, of which $1.3 million relates to Local Media consolidation during the first nine months of 2013 and $1.9 million primarily relates to the timing of vendor payments, which was partially offset by $0.7 million from the disposal of a non wholly owned subsidiary in Chicago, Illinois.

Accrued Expenses. Accrued expenses increased $8.8 million from December 30, 2012 to September 29, 2013, which primarily resulted from $5.4 million from the consolidation of Local Media during the first nine months of 2013 and $3.1 million due to payroll related expenses.

Accrued Interest. Accrued interest decreased $4.5 million from December 30, 2012 to September 29, 2013, which primarily resulted from a reclassification of the 2007 Credit Facility and derivative instrument accrued interest to liabilities subject to compromise in connection with the bankruptcy filing.

Long-term Debt. Long-term debt decreased $1,135.1 million from December 30, 2012 to September 29, 2013, of which $1,167.5 million resulted from a reclassification of the 2007 Credit Facility to liabilities subject to compromise in connection with the bankruptcy filing, which was offset by $32.4 million in borrowings under the Local Media Credit Facility.

Derivative Instruments. Derivative instrument liability decreased $45.7 million from December 30, 2012 to September 29, 2013, of which $19.3 million was due to changes in the fair value measurement of our interest rate swaps and $28.4 million resulted from a reclassification of the derivative instrument liability to liabilities subject to compromise in connection with the bankruptcy filing, which was offset by an increase in the fair value of the derivative instruments of $2.0 million.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss decreased $35.4 million from December 30, 2012 to September 29, 2013, of which $26.3 million resulted from a release of accumulated other comprehensive loss related to the termination of the derivative agreements and $19.3 resulted from the change in fair value of the interest rate swaps. These decreases were offset by an increase in the tax benefit of $10.3 million related to the termination of derivative agreements.

Accumulated Deficit. Accumulated deficit increased $160.8 million from December 30, 2012 to September 29, 2013, due to a net loss.

Non Controlling Interest. Non controlling interest increased $57.2 million from December 30, 2012 to September 29,2013 due to $55.8 million of equity related to the consolidation of Local Media, which was partially offset by $2.2 million related to the disposal of a non wholly owned subsidiary and $0.8 million of net loss from Local Media

Contractual Commitments

Credit Amendment

On or around September 4, 2013, GateHouse and certain Lenders (including Newcastle) constituting the “Required Lenders” under the 2007 Credit Agreement entered into Amendment Agreement to the 2007 Credit Agreement effective September 3, 2013 (“Credit Amendment”). Pursuant to the terms of the Credit Amendment, GateHouse obtained the following improvement in terms: a clarified and expanded definition of “Eligible Assignee”; an increase in the base amount in the formula used to calculate the “Permitted Investments” basket from $35 million to a base of $50 million; the removal of the requirement that GateHouse’s annual financial statements not have a “going concern” or like qualification to the audit; the removal of a cross default from any Secured Hedging Agreement to the 2007 Credit Agreement; the removal of a Bankruptcy Default, as defined therein, arising from actions in furtherance of or indicating consent to the specified actions; and a waiver of any prior Default or Event of Default, as defined therein, including without limitation from the negotiation, entry into, or performance of the Restructuring Support Agreement or the Investment Commitment Letter.

In consideration of the changes described above, GateHouse agreed to pay each of the Lenders party to the Credit Amendment that timely executed and delivered its signature to the Credit Amendment and the Restructuring Support Agreement, an amendment fee equal to 3.5% multiplied by the aggregate outstanding amount of the Loans held (including through trades pending settlement) by such Lender, unless waived in writing. Newcastle and certain other Lenders elected to waive their amendment fee pursuant to the Credit Amendment. Newcastle indemnified other Lenders with respect to their entry into the Credit Amendment, subject to the limitations set forth in the Credit Amendment.

The foregoing description of the Credit Amendment does not purport to be complete and is qualified in its entirety by reference to the Credit Amendment filed as Exhibit 4.3 to this Current Report on Form 8-K and incorporated herein by reference

Derivative Instruments

The bankruptcy filing on September 27, 2013, was a termination event under our interest rate swap agreements.

No other material changes were made to our contractual commitments during the period from December 30, 2012 to September 29, 2013.

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

The table below shows the reconciliation of loss from continuing operations to Adjusted EBITDA for the periods presented:

	Three months ended September 29, 2013	Three months ended September 30, 2012	Nine months ended September 29, 2013	Nine months ended September 30, 2012
	(in thousands)
Loss from continuing operations	$(130,017)	$(7,694)	$(160,620)	$(23,151)
Income tax benefit	(10,878)	(250)	(10,878)	(207)
(Gain) loss on derivative instruments	4	5	14	(1,639)
Amortization of deferred financing costs	281	314	803	994
Interest expense	40,627	14,500	69,513	43,497
Impairment of long-lived assets	91,599	—	91,599	—
Depreciation and amortization	10,747	9,802	30,383	30,006

Adjusted EBITDA from continuing operations	$2,362(a)	$16,677(b)	$20,814(c)	$49,500(d)

(a)	Adjusted EBITDA for the three months ended September 29, 2013 included net expenses of $14,777, which are one-time in nature or non-cash compensation. Included in these net expenses of $14,777 is non-cash compensation and other expense of $14,735, non-cash portion of postretirement benefits expense of $(392), integration and reorganization costs of $422 and a $9 loss on the sale of assets.

(b)	Adjusted EBITDA for the three months ended September 30, 2012 included net expenses of $3,205, which are one-time in nature or non-cash compensation. Included in these net expenses of $3,205 is non-cash compensation and other expense of $1,417, non-cash portion of postretirement benefits expense of $(188), integration and reorganization costs of $1,597 and a $379 loss on the sale of assets.

Adjusted EBITDA also does not include $428 from our discontinued operations.

(c)	Adjusted EBITDA for the three months ended September 29, 2013 included net expenses of $22,419, which are one-time in nature or non-cash compensation. Included in these net expenses of $22,419 is non-cash compensation and other expense of $20,807, non-cash portion of postretirement benefits expense of $(820), integration and reorganization costs of $1,380 and a $1,053 loss on the sale of assets.

(d)	Adjusted EBITDA for the nine months ended September 30, 2012 included net expenses of $7,684, which are one-time in nature or non-cash compensation. Included in these net expenses of $7,684 is non-cash compensation and other expense of $4,125, non-cash portion of postretirement benefits expense of $(432), integration and reorganization costs of $3,457 and a $534 loss on the sale of assets.

Adjusted EBITDA also does not include $593 from our discontinued operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month period ended September 29, 2013, there were no material changes to the quantitative and qualitative disclosures about market risk that were presented in Item 7A of our annual report on Form 10-K for the year ended December 30, 2012.

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

See Index to Exhibits on page 46 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GATEHOUSE MEDIA, INC.

Date: November 15, 2013	/s/ Melinda A. Janik

Melinda A. Janik
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description of Exhibit	Included Herewith	Incorporated by Reference Herein
			Form	Exhibit	Filing Date

2.1	Prepackaged Plan of Reorganization		8-K	99.2	September 20, 2013

4.1	Restructuring Support Agreement, dated as of September 3, 2013, by and among: (i) GateHouse Media, Inc. (“GateHouse”) and certain subsidiaries of GateHouse that are signatories thereto, (ii) Newcastle Investment Corp., (iii) each of the Participating Creditors, and (iv) Cortland Products Corp., in its capacity as administrative agent under the Credit Agreement.		8-K	4.1	September 11, 2013

4.2	Investment Commitment Letter, dated September 3, 2013, by and among GateHouse Media, Inc. and certain of its subsidiaries that are signatories thereto and Newcastle Investment Corp.		8-K	4.2	September 11, 2013

4.3	Credit Amendment, dated as of September 3, 2013, by and among GateHouse Media Holdco, Inc. (“Holdco”), GateHouse Media Operating, Inc., GateHouse Media Massachusetts I, Inc., GateHouse Media Massachusetts II, Inc. and ENHE Acquisition, LLC, those subsidiaries of Holdco party hereto as Guarantors and the Required Lenders party hereto.		8-K	4.3	September 11, 2013

10.1	Management and Advisory Agreement between GateHouse Media, Inc. and Local Media Group Holdings, LLC, dated August 27, 2013.		8-K	99.1	September 26, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (principal executive officer).	x

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Chief Financial Officer (principal financial officer).	x

32.1	Section 1350 Certifications	x

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase